Form 10-Q
period 2017-06-30
E.W. SCRIPPS Co
filed 2017-08-03
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2017, there were 70,245,801 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2017

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2017.

The following table provides information about Company purchases of Class A Common shares during the quarter ended June 30, 2017, and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

4/1/17-4/30/17	30,300	$22.48	$681,132	$98,049,617
5/1/17-5/31/17	94,500	18.80	1,776,334	$96,273,283
6/1/17-6/30/17	116,000	17.57	2,037,574	$94,235,709
Total	240,800	$18.67	$4,495,040

3

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. At June 30, 2017, $94.2 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2017.

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

THE E.W. SCRIPPS COMPANY

Dated: August 3, 2017	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2017	As of December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$149,649	$134,352
Accounts and notes receivable (less allowances—$1,929 and $1,632)	200,215	192,531
Miscellaneous	30,193	19,012
Total current assets	380,057	345,895
Investments	13,520	14,221
Property and equipment	252,044	260,731
Goodwill	616,780	616,780
Other intangible assets	456,666	467,896
Deferred income taxes	9,538	9,075
Miscellaneous	12,776	13,775
Total Assets	$1,741,381	$1,728,373

Liabilities and Equity
Current liabilities:
Accounts payable	$25,701	$26,670
Customer deposits and unearned revenue	4,789	7,122
Current portion of long-term debt	2,656	6,571
Accrued liabilities:
Employee compensation and benefits	29,136	32,636
Miscellaneous	25,637	18,986
Other current liabilities	11,108	12,146
Total current liabilities	99,027	104,131
Long-term debt (less current portion)	395,599	386,614
Deferred income taxes	19,570	17,740
Other liabilities (less current portion)	269,636	273,953
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,245,801 and 70,042,300 shares	702	700
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	821	819
Additional paid-in capital	1,135,291	1,132,540
Accumulated deficit	(88,717)	(94,077)
Accumulated other comprehensive loss, net of income taxes	(91,989)	(93,347)
Total The E.W. Scripps Company shareholders' equity	955,406	945,935
Noncontrolling interest	2,143	—
Total equity	957,549	945,935
Total Liabilities and Equity	$1,741,381	$1,728,373
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Operating Revenues:
Advertising	$155,105	$163,444	$289,353	$309,763
Retransmission	66,059	53,433	132,270	107,047
Other	10,656	10,940	21,198	20,505
Total operating revenues	231,820	227,817	442,821	437,315
Costs and Expenses:
Employee compensation and benefits	95,489	92,463	198,104	188,348
Programs and program licenses	47,841	43,503	94,212	84,071
Other expenses	52,724	50,284	98,439	96,031
Acquisition and related integration costs	—	—	—	578
Total costs and expenses	196,054	186,250	390,755	369,028
Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,153	8,928	18,142	17,584
Amortization of intangible assets	5,496	5,858	11,231	11,613
Losses (gains), net on disposal of property and equipment	224	22	311	18
Net depreciation, amortization, and (gains) losses	14,873	14,808	29,684	29,215
Operating income	20,893	26,759	22,382	39,072
Interest expense	(8,248)	(4,432)	(12,443)	(9,011)
Defined benefit pension plan expense	(3,467)	(3,449)	(6,934)	(6,899)
Miscellaneous, net	5,103	(458)	4,224	(649)
Income from operations before income taxes	14,281	18,420	7,229	22,513
Provision for income taxes	5,736	6,932	623	6,137
Net income	$8,545	$11,488	$6,606	$16,376

Net income per basic share of common stock	$0.10	$0.14	$0.08	$0.19
Net income per diluted share of common stock	$0.10	$0.13	$0.08	$0.19
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net income	$8,545	$11,488	$6,606	$16,376
Changes in fair value of derivative, net of tax of $37 and $74	—	59	—	118
Changes in defined benefit pension plans, net of tax of $433, $401, $866, and $801	695	640	1,390	1,282
Other	(16)	(7)	(32)	(14)
Total comprehensive income	$9,224	$12,180	$7,964	$17,762
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net income	$6,606	$16,376
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,373	29,197
Deferred income taxes	521	6,825
Stock and deferred compensation plans	11,227	8,861
Pension expense, net of contributions	202	5,099
Other changes in certain working capital accounts, net	(16,370)	(29,893)
Miscellaneous, net	(2,564)	896
Net cash provided by operating activities	28,995	37,361
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(43,500)
Additions to property and equipment	(9,295)	(13,382)
Purchase of investments	(834)	(1,728)
Miscellaneous, net	3,634	22
Net cash used in investing activities	(6,495)	(58,588)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	400,000	—
Payments on long-term debt	(389,542)	(2,000)
Payments of financing costs	(7,558)	—
Repurchase of Class A Common shares	(6,257)	(18,686)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,340)	(2,603)
Miscellaneous, net	(1,967)	(2,807)
Net cash used in financing activities	(7,203)	(21,455)
Increase (decrease) in cash, cash equivalents and restricted cash	15,297	(42,682)
Cash, cash equivalents and restricted cash:
Beginning of year	134,352	114,621
End of period	$149,649	$71,939

Supplemental Cash Flow Disclosures
Interest paid	$4,855	$8,143
Income taxes paid	$776	$355
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	16,376	—	—	16,376
Changes in defined benefit pension plans	—	—	—	1,282	—	1,282
Changes in fair value of derivative	—	—	—	118	—	118
Repurchase of 1,108,000 Class A Common shares	(11)	(17,280)	(1,395)	—	—	(18,686)
Compensation plans: 824,900 net shares issued *	8	9,584	—	—	—	9,592
Other	—	—	—	(14)	—	(14)
As of June 30, 2016	$835	$1,156,231	$(144,249)	$(88,416)	$—	$924,401

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Net income	—	—	6,606	—	—	6,606
Changes in defined benefit pension plans	—	—	—	1,390	—	1,390
Repurchase of 321,891 Class A Common shares	(3)	(5,008)	(1,246)	—	—	(6,257)
Compensation plans: 525,392 net shares issued *	5	7,759	—	—	—	7,764
Minority interest contribution to venture	—	—	—	—	2,143	2,143
Other	—	—	—	(32)	—	(32)
As of June 30, 2017	$821	$1,135,291	$(88,717)	$(91,989)	$2,143	$957,549
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,340 in 2017 and $2,603 in 2016.
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
Nature of Operations — We are a media enterprise with a portfolio of television, radio and digital media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital, and other. Additional information for our business segments is presented in the Condensed Notes to Consolidated Financial Statements.

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
Share-based compensation costs totaled $3.0 million and $2.2 million for the second quarter of 2017 and 2016, respectively. Year-to-date share-based compensation costs totaled $9.1 million and $7.2 million in 2017 and 2016, respectively.

Earnings Per Share (“EPS”) — Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our RSUs, are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and, therefore, exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Numerator (for basic and diluted earnings per share)
Net income	$8,545	$11,488	$6,606	$16,376
Less income allocated to RSUs	(116)	(159)	(96)	(203)
Numerator for basic and diluted earnings per share	$8,429	$11,329	$6,510	$16,173
Denominator
Basic weighted-average shares outstanding	82,302	83,773	82,191	83,869
Effect of dilutive securities:
Stock options held by employees and directors	163	278	198	315
Diluted weighted-average shares outstanding	82,465	84,051	82,389	84,184

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

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the statement of operations. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The total for service cost is to be presented with other current compensation costs in the statement of operations, while the total of the other components is to be presented outside of income from operations. We elected to early adopt this guidance as of January 1, 2017. We do not have a service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of January 1, 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as a financing cash flow activity within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at June 30, 2016, and December 31, 2015, respectively, the amount reclassified from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification in the statement of cash flows. We elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we elected to adopt a policy of recording actual forfeitures, the impact of which was not material to current or prior periods.

In January 2017, the FASB issued new guidance to clarify the definition of a business for acquisitions, with the intent to make application of the guidance more consistent and cost-efficient. We elected to early adopt this guidance as of June 30, 2017, for acquisitions subsequent to our adoption date. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements. We expect that the adaption of the new standard will also require expanded footnote disclosure.

3. Acquisitions

Stitcher

On June 6, 2016, we completed the acquisition of Stitcher for a cash purchase price of $4.5 million. Stitcher is a podcast listening service which facilitates discovery and streaming for more than 65,000 podcasts. Stitcher now operates as part of Midroll Media, which broadens Midroll's consumer base and technological capabilities. Of the $4.5 million purchase price, $2.9 million was allocated to intangible assets, the majority of which was technological software with an estimated amortization period of 3 years. The remainder of the purchase price was allocated to goodwill.

Cracked

On April 12, 2016, we acquired the multi-platform humor and satire brand, Cracked, which informs and entertains millennial audiences with a website, original digital video, social media and a popular podcast. The purchase price was $39 million in cash.

The final fair values of the assets acquired were $9.6 million of intangibles and $29.4 million of goodwill. Of the $9.6 million allocated to intangible assets, $7.6 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2.0 million was allocated to content library with an estimated amortization period of 3 years.

The goodwill of $29 million arising from the transaction consists largely of the benefit we derive from being able to expand our presence and digital brands on the web, in over-the-top video and audio and on other emerging platforms. We allocated the goodwill to our digital segment. We treated the transaction as an asset acquisition for income tax purposes, with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Pro forma results of operations

Individually or in the aggregate, the impact of the Cracked and Stitcher acquisitions is not material to prior year results of operations and, therefore, no pro forma information has been provided.

4. Asset Write-Downs and Other Charges and Credits

Income from operations includes the following:

2017 — In the second quarter, we sold our newspaper syndication business, resulting in a gain of $3.0 million.

In the second quarter, there was a $2.5 million reduction to the Midroll earn out provision resulting in other income.

2016 — Acquisition costs of $0.6 million include costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired operations.

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

The effective income tax rate for the six months ended June 30, 2017 and 2016, was 9% and 27%, respectively. The primary reasons for the difference between these rates and the U.S. federal statutory rate of 35% are the impact of state taxes, non-deductible expenses and excess tax benefits on share-based compensation ($2.4 million and $1.9 million in 2017 and 2016, respectively).

Deferred tax assets relating to our state jurisdictions totaled $9.5 million at June 30, 2017, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At June 30, 2017 and December 31, 2016, our cash and cash equivalents included $5.1 million and $5.5 million, respectively, held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2016	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2016	$466,121	$41,000	$109,659	$616,780

Gross balance as of June 30, 2017	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of June 30, 2017	$466,121	$41,000	$109,659	$616,780

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2017	As of December 31, 2016

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	26,923	26,923
Total carrying amount	331,467	331,467
Accumulated amortization:
Television network affiliation relationships	(43,449)	(37,019)
Customer lists and advertiser relationships	(26,820)	(24,380)
Other	(8,347)	(5,987)
Total accumulated amortization	(78,616)	(67,386)
Net amortizable intangible assets	252,851	264,081
Indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$456,666	$467,896

Estimated amortization expense of intangible assets for each of the next five years is $10.8 million for the remainder of 2017, $21.6 million in 2018, $19.9 million in 2019, $18.5 million in 2020, $16.2 million in 2021, $16.1 million in 2022, and $149.7 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2017	As of December 31, 2016

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	—
Term loan B	—	390,521
Unsecured subordinated notes	5,312	5,312
Total outstanding principal	405,312	395,833
Less: Debt issuance costs	(7,057)	(2,648)
Less: Current portion	(2,656)	(6,571)
Net carrying value of long-term debt	$395,599	$386,614
Fair value of long-term debt *	$420,122	$395,514

* Fair value of the Senior Notes and the term loan B were estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured subordinated notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

Senior Unsecured Notes

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes. The Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. The Senior Notes are also guaranteed by us and the majority our subsidiaries. The Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which will be amortized over the life of the Senior Notes.

In connection with the new financing we wrote off to interest expense $2.4 million of deferred financing cost associated with the term loan B.

Revolving Credit Facility

On April 28, 2017, we amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%.

The Revolving Credit Facility includes maintaining of a net leverage ratio when we have outstanding borrowings on the facility, as well as other restrictions on payments (dividends and share repurchases). Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 5.5 to 1.0.

We granted the lenders mortgages on certain of our real property, pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility.

As of June 30, 2017 and December 31, 2016, we had $0.8 million of outstanding letters of credit.

Financing Agreement

Until April 28, 2017, we had a $500 million revolving credit and term loan agreement ("Financing Agreement"). Under the Financing Agreement, we had a $400 million term loan B that matured in November 2020 and a $100 million revolving credit facility that matured in November 2018. We repaid the term loan B with the proceeds of our Senior Notes. The Revolving Credit Facility was amended as described above.

Interest was payable on the term loan B at rates based on LIBOR, plus a fixed margin of 2.5%. Prior to December 2016, interest was payable at rates based on LIBOR, with a 0.75% floor, plus a fixed margin of 2.75%. As of December 31, 2016, the interest rate was 3.27% on the term loan B. The weighted-average interest rate on the term loan B was 4.93% for the six months ended June 30, 2016.

Unsecured Subordinated Notes

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in annual installments of $2.7 million through 2018, with no prepayment right.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2017	As of December 31, 2016

Employee compensation and benefits	$19,789	$18,356
Liability for pension benefits	231,424	232,788
Liabilities for uncertain tax positions	2,517	2,416
Other	15,906	20,393
Other liabilities (less current portion)	$269,636	$273,953

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2017	2016

Accounts and notes receivable	$(7,684)	$(19,342)
Income taxes receivable/payable, net	—	3,466
Accounts payable	(1,348)	472
Accrued employee compensation and benefits	(3,500)	(7,244)
Other accrued liabilities	6,651	(2,910)
Other, net	(10,489)	(4,335)
Total	$(16,370)	$(29,893)

11. Employee Benefit Plans

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

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Interest cost	$6,486	$6,770	$12,971	$13,540
Expected return on plan assets, net of expenses	(4,360)	(4,599)	(8,720)	(9,196)
Amortization of actuarial loss	1,084	997	2,168	1,995
Total for defined benefit plans	3,210	3,168	6,419	6,339
Multi-employer plans	59	42	133	85
SERPs	257	281	515	560
Defined contribution plan	1,957	2,086	4,861	4,274
Net periodic benefit cost	$5,483	$5,577	$11,928	$11,258

We contributed $0.5 million to fund current benefit payments for our SERPs and $6.2 million for our defined benefit pension plans during the six months ended June 30, 2017. During the remainder of 2017, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments and an additional $10.0 million to fund our qualified defined benefit pension plans.

12. Segment Information
We determine our business segments based upon our management and internal reporting structures. Our reportable segments are strategic businesses that offer different products and services.
Our television segment includes fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have three MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households based on audience reach. Television stations earn revenue primarily from the sale of advertising time to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers.
Our radio segment consists of thirty-four radio stations in eight markets. We operate twenty-eight FM stations and six AM stations. Our radio stations earn revenue primarily from the sale of advertising to local advertisers.

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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Segment operating revenues:
Television	$193,304	$191,745	$373,102	$371,649
Radio	17,246	18,183	31,242	32,786
Digital	19,349	15,207	34,706	27,533
Other	1,921	2,682	3,771	5,347
Total operating revenues	$231,820	$227,817	$442,821	$437,315
Segment profit (loss):
Television	$49,785	$53,298	$84,500	$94,985
Radio	2,909	3,903	4,517	6,046
Digital	(4,199)	(4,715)	(10,376)	(7,848)
Other	(1,763)	(1,045)	(1,445)	(152)
Shared services and corporate	(10,966)	(9,874)	(25,130)	(24,166)
Acquisition and related integration costs	—	—	—	(578)
Depreciation and amortization of intangibles	(14,649)	(14,786)	(29,373)	(29,197)
(Losses) gains, net on disposal of property and equipment	(224)	(22)	(311)	(18)
Interest expense	(8,248)	(4,432)	(12,443)	(9,011)
Defined benefit pension plan expense	(3,467)	(3,449)	(6,934)	(6,899)
Miscellaneous, net	5,103	(458)	4,224	(649)
Income from operations before income taxes	$14,281	$18,420	$7,229	$22,513
Depreciation:
Television	$8,002	$7,932	$15,828	$15,397
Radio	603	543	1,201	1,080
Digital	15	54	31	108
Other	59	65	126	129
Shared services and corporate	474	334	956	870
Total depreciation	$9,153	$8,928	$18,142	$17,584
Amortization of intangibles:
Television	$3,632	$4,240	$7,505	$8,479
Radio	265	265	530	530
Digital	1,260	1,014	2,519	1,927
Shared services and corporate	339	339	677	677
Total amortization of intangibles	$5,496	$5,858	$11,231	$11,613
Additions to property and equipment:
Television	$4,855	$6,519	$8,802	$9,630
Radio	367	83	554	316
Digital	186	13	197	17
Other	—	26	—	41
Shared services and corporate	22	266	121	324
Total additions to property and equipment	$5,430	$6,907	$9,674	$10,328

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. For the six months ended June 30, 2016, we repurchased $18.7 million of shares at prices ranging from $14.71 to $19.51 per share under this authorization. Before this authorization expired at the end of 2016, $0.5 million of shares were repurchased but not settled until 2017. No additional shares may be repurchased under this program.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. For the six months ended June 30, 2017, we repurchased $6.3 million of shares at prices ranging from $16.82 to $23.01 per share under this authorization. At June 30, 2017, $94.2 million remained under this authorization.

14. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended June 30, 2017
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2017	$—	$(92,981)	$313	$(92,668)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $423 (b)	—	695	(16)	679
Net current-period other comprehensive income (loss)	—	695	(16)	679
Ending balance, June 30, 2017	$—	$(92,286)	$297	$(91,989)

	Three Months Ended June 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2016	$(183)	$(89,098)	$173	$(89,108)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $397 (b)	—	640	(7)	633
Net current-period other comprehensive income (loss)	59	640	(7)	692
Ending balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)

	Six Months Ended June 30, 2017
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$—	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $846 (b)	—	1,390	(32)	1,358
Net current-period other comprehensive income (loss)	—	1,390	(32)	1,358
Ending balance, June 30, 2017	$—	$(92,286)	$297	$(91,989)

	Six Months Ended June 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Interest rate swap, net of tax of $74 (a)	118	—	—	118
Actuarial gain (loss), net of tax of $793 (b)	—	1,282	(14)	1,268
Net current-period other comprehensive income (loss)	118	1,282	(14)	1,386
Ending balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)

(a) Interest rate swap amortization is included in interest expense in the Condensed Consolidated Statements of Operations
(b) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

15. Noncontrolling Interest

A noncontrolling owner holds a 30% interest in our venture to develop, produce and air our lifestyle daytime talk show. In April 2017, on the formation of the venture, the noncontrolling owner made a $2.1 million non-cash contribution to the venture. The contribution included the rights to the show concept, contractual rights with the show's talent, as well as other pre-production items.

16. Subsequent Events

On July 31, 2017, we signed an agreement to purchase the Katz Broadcasting networks for $292 million, which is net of a 5% minority interest we currently own. Katz owns and operates four national television networks, Bounce, Grit, Escape and Laff. The acquisition is expected to close October 2, 2017, subject to Hart-Scott-Rodino clearance and other customary closing conditions. We expect to pay for the acquisition with cash on hand and $250 million in new debt.

Due to the limited time since we signed the agreement for the acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed.
We will complete the initial preliminary purchase price allocation in the fourth quarter and it will be reflected in our December 31, 2017 financial statements. The results of operations of the acquired business will be included in our results from October 2, 2017, the expected date of the closing of the acquisition.

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

On July 31, 2017, we signed an agreement to purchase the Katz Broadcasting networks for a net price of $292 million. Katz owns and operates four national television networks, Bounce, Grit, Escape and Laff. The acquisition is expected to close October 2, 2017, subject to Hart-Scott-Rodino clearance and other customary closing conditions. We expect to pay for the acquisition with cash on hand and $250 million in new debt.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Operating revenues	$231,820	1.8%	$227,817	$442,821	1.3%	$437,315
Employee compensation and benefits	(95,489)	3.3%	(92,463)	(198,104)	5.2%	(188,348)
Programs and program licenses	(47,841)	10.0%	(43,503)	(94,212)	12.1%	(84,071)
Other expenses	(52,724)	4.9%	(50,284)	(98,439)	2.5%	(96,031)
Acquisition and related integration costs	—		—	—		(578)
Depreciation and amortization of intangibles	(14,649)		(14,786)	(29,373)		(29,197)
(Losses) gains, net on disposal of property and equipment	(224)		(22)	(311)		(18)
Operating income	20,893		26,759	22,382		39,072
Interest expense	(8,248)		(4,432)	(12,443)		(9,011)
Defined benefit pension plan expense	(3,467)		(3,449)	(6,934)		(6,899)
Miscellaneous, net	5,103		(458)	4,224		(649)
Income from operations before income taxes	14,281		18,420	7,229		22,513
Provision for income taxes	(5,736)		(6,932)	(623)		(6,137)
Net income	$8,545		$11,488	$6,606		$16,376

Cracked was acquired on April 12, 2016 and is referred to as the "Cracked acquisition." The inclusion of operating results from this business for the periods subsequent to its acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased 1.8% in the second quarter of 2017 and 1.3% for the first half of 2017. The revenue increase was from higher retransmission revenues and increased revenues from Newsy and Midroll. These increases were offset by lower political revenues of $6 million and $14 million for the quarterly and year-to-date periods from our television segment in a non-political year and lower local and national television revenues.

Employee compensation and benefits increased 3.3% in the second quarter of 2017 and 5.2% for the first half of 2017, primarily driven by the expansion of our national digital brands, Newsy and Midroll, and the impact of the Cracked acquisition.

Programs and program licenses expense increased 10.0% for the second quarter of 2017 and 12.1% for the first half of 2017, primarily due to higher network affiliation fees. Network affiliation fees increased from contractual rate increases.

Other expenses include the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Facilities rent and maintenance	$9,703	2.6%	$9,456	$19,281	2.7%	$18,778
Ratings and consumer research services	5,807	6.3%	5,465	11,492	4.6%	10,989
Purchased news and content	3,091	(4.1)%	3,224	6,073	11.5%	5,447
Marketing and promotion	6,776	35.4%	5,003	10,469	32.1%	7,928
Miscellaneous costs	27,347	0.8%	27,136	51,124	(3.3)%	52,889
Total other expenses	$52,724	4.9%	$50,284	$98,439	2.5%	$96,031

Other expenses were up 4.9% and 2.5% for the quarter and the first half of 2017, respectively, primarily due to increases in marketing and promotion of our national digital brands, Newsy and Midroll.

Interest expense increased for the second quarter of 2017 and six months ended June 30, 2017, primarily due to the $2.4 million write-off of loan fees associated with our term loan B which was refinanced in the second quarter of 2017 and the higher interest rate on the new debt.

Miscellaneous, net increased for the second quarter and first half of 2017 due to a $3.0 million gain from the sale of our newspaper syndication business and a $2.5 million adjustment to the purchase price earn out for Midroll.

The effective income tax rate was 9% and 27% for the six months ended June 30, 2017 and 2016, respectively. State taxes and non-deductible expenses impacted our effective rate. In addition, the provision for the 2017 and 2016 periods included $2.4 million and $1.9 million, respectively, of excess tax benefits from the exercise and vesting of share-based compensation awards.
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
Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from the measure. Generally, our corporate executives make financing, tax structure and divestiture decisions. Excluding these items from measurement of our business segment performance enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Television	$193,304	0.8%	$191,745	$373,102	0.4%	$371,649
Radio	17,246	(5.2)%	18,183	31,242	(4.7)%	32,786
Digital	19,349	27.2%	15,207	34,706	26.1%	27,533
Other	1,921	(28.4)%	2,682	3,771	(29.5)%	5,347
Total operating revenues	$231,820	1.8%	$227,817	$442,821	1.3%	$437,315
Segment profit (loss):
Television	$49,785	(6.6)%	$53,298	$84,500	(11.0)%	$94,985
Radio	2,909	(25.5)%	3,903	4,517	(25.3)%	6,046
Digital	(4,199)	(10.9)%	(4,715)	(10,376)	32.2%	(7,848)
Other	(1,763)	68.7%	(1,045)	(1,445)	850.7%	(152)
Shared services and corporate	(10,966)	11.1%	(9,874)	(25,130)	4.0%	(24,166)
Acquisition and related integration costs	—		—	—		(578)
Depreciation and amortization of intangibles	(14,649)		(14,786)	(29,373)		(29,197)
(Losses) gains, net on disposal of property and equipment	(224)		(22)	(311)		(18)
Interest expense	(8,248)		(4,432)	(12,443)		(9,011)
Defined benefit pension plan expense	(3,467)		(3,449)	(6,934)		(6,899)
Miscellaneous, net	5,103		(458)	4,224		(649)
Income from operations before income taxes	$14,281		$18,420	$7,229		$22,513

Television — Our television segment includes fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have three MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our television stations reach approximately 18% of the nation’s television households based on audience reach.
Our television stations earn revenue primarily from the sale of advertising time to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast internally produced local and national programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
The operating performance of our television group is most affected by local and national economic conditions, particularly conditions within the automotive, services and retail categories and by the volume of advertising time purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our television segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Local	$85,432	(3.8)%	$88,812	$163,003	(3.6)%	$169,069
National	35,708	(5.8)%	37,904	66,724	(6.5)%	71,349
Political	2,525		8,449	3,566		17,709
Retransmission	66,059	23.6%	53,433	132,270	23.6%	107,047
Other	3,580	13.8%	3,147	7,539	16.4%	6,475
Total operating revenues	193,304	0.8%	191,745	373,102	0.4%	371,649
Segment costs and expenses:
Employee compensation and benefits	64,755	1.8%	63,593	131,642	1.8%	129,360
Programs and program licenses	44,835	10.5%	40,573	89,983	12.4%	80,052
Other expenses	33,929	(1.0)%	34,281	66,977	(0.4)%	67,252
Total costs and expenses	143,519	3.7%	138,447	288,602	4.3%	276,664
Segment profit	$49,785	(6.6)%	$53,298	$84,500	(11.0)%	$94,985
Revenues

Total television revenues were up 0.8% and 0.4% for the second quarter of 2017 and the first half of 2017, respectively. Retransmission revenues increased by 24%, which was offset by lower political revenues in a non-presidential election year, as well as lower local and national revenues. Retransmission revenues increased due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering three million subscribers were effective in the fourth quarter of 2016. The decline in our local and national revenues was due to weakness in our retail, media, banking and auto categories.

Costs and expenses

Total costs and expenses increased approximately 4% in the second quarter of 2017 and the first half of 2017.

Employee compensation and benefits increased less than 2% for the second quarter of 2017 and the first half of 2017, primarily from merit increases and higher benefit costs.

Programs and program licenses expense increased 11% for the second quarter of 2017 and 12% for the first half of 2017, due to higher network affiliation fees, which increased primarily due to contractual rate increases.

Radio — Our radio segment consists of thirty-four radio stations in eight markets. We operate twenty-eight FM stations and six AM stations. Radio stations earn revenue primarily from the sale of advertising to local advertisers.
Our radio stations focus on providing targeted and relevant local programming that is responsive to the interest of the communities in which we serve, strengthening our brand identity and allowing us to provide effective marketing solutions for advertisers by reaching their targeted audiences.
Operating results for our radio segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Advertising	$16,551	(5.8)%	$17,568	$30,011	(5.3)%	$31,690
Other	695	13.0%	615	1,231	12.3%	1,096
Total operating revenues	17,246	(5.2)%	18,183	31,242	(4.7)%	32,786
Segment costs and expenses:
Employee compensation and benefits	7,168	1.5%	7,059	14,546	1.4%	14,350
Programs	3,006	2.6%	2,930	4,229	5.2%	4,019
Other expenses	4,163	(3.0)%	4,291	7,950	(5.0)%	8,371
Total costs and expenses	14,337	0.4%	14,280	26,725	(0.1)%	26,740
Segment profit	$2,909	(25.5)%	$3,903	$4,517	(25.3)%	$6,046

Revenues

Total radio revenues decreased approximately 5% in the 2017 second quarter and the six months ended June 30, 2017 due to weakness in our largest market and several smaller markets, as well as the absence of political revenues in a non-political year.

Costs and expenses

Total costs and expenses were flat year-over-year.

Digital — Our digital segment includes the digital operations of our local television and radio businesses, as well as the operations of our national digital businesses of Midroll, Newsy and Cracked.

Our digital operations earn revenue primarily through the sale of advertising, marketing services and agency commissions.
Operating results for our digital segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Total operating revenues	$19,349	27.2%	$15,207	$34,706	26.1%	$27,533
Segment costs and expenses:
Employee compensation and benefits	13,043	10.9%	11,757	26,355	21.8%	21,634
Other expenses	10,505	28.7%	8,165	18,727	36.2%	13,747
Total costs and expenses	23,548	18.2%	19,922	45,082	27.4%	35,381
Segment loss	$(4,199)	(10.9)%	$(4,715)	$(10,376)	32.2%	$(7,848)

Our digital business Cracked was acquired on April 12, 2016 and the inclusion of operating results from this business for the period subsequent to the acquisition impacts the comparability of our digital segment operating results.

Revenues

Digital revenues increased 27%, or $4.1 million, in the second quarter of 2017 and 26% for the six months ended June 30, 2017. Excluding the results of Cracked, revenues increased 20% for the periods, primarily driven by increased revenues from Midroll and Newsy.

Cost and Expenses

Digital costs and expenses increased 18% in the second quarter of 2017 and 27% for the six months ended June 30, 2017. Excluding the results of Cracked, expenses increased 9% and 22% for the second quarter and six months ended June 30, 2017, respectively, mainly due to promotion and other costs for our national digital brands.

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

Operating activities

Cash flows from operating activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net income	$6,606	$16,376
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,373	29,197
Deferred income taxes	521	6,825
Stock and deferred compensation plans	11,227	8,861
Pension expense, net of contributions	202	5,099
Other changes in certain working capital accounts, net	(16,370)	(29,893)
Miscellaneous, net	(2,564)	896
Net cash provided by operating activities	$28,995	$37,361

The $8 million decrease in cash provided by operating activities was primarily attributable the $16 million year-over-year decrease in segment profit, $5 million of additional pension contributions year-over-year, as well as to changes in working capital in 2017 compared to 2016. We made $6 million of advance payments for production cost for our new lifestyle show which will begin airing at the end of the 2017 third quarter.

Investing activities

Cash flows from investing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$—	$(43,500)
Additions to property and equipment	(9,295)	(13,382)
Purchase of investments	(834)	(1,728)
Proceeds from sale of property and equipment	—
Miscellaneous, net	3,634	22
Net cash used in investing activities	$(6,495)	$(58,588)

In 2017 and 2016, we used $6 million and $59 million, respectively, in cash for investing activities.

•In 2016, we acquired Cracked for $39 million and Stitcher for $4.5 million.
•In the second quarter of 2017, we received $3 million in proceeds from the sale of our newspaper syndication business.

As discussed below, certain of our channels have been reassigned in conjunction with the FCC repacking process. We expect to begin to incur capital expenditures in the later half of 2017 related to the repacking process. We expect that a least a portion of expenditures will be reimbursed by the fund established by the FCC.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We received letters from the FCC in February 2017, notifying us that 17 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We cannot predict whether the fund will be sufficient to reimburse all of our expenses related to the repack.
Financing activities
Cash flows from financing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$400,000	$—
Payments on long-term debt	(389,542)	(2,000)
Payments of financing costs	(7,558)	—
Repurchase of Class A Common shares	(6,257)	(18,686)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,340)	(2,603)
Miscellaneous, net	(1,967)	(2,807)
Net cash used in financing activities	$(7,203)	$(21,455)

For financing activities, we used $7 million in cash in 2017 and $21 million in 2016. The primary items impacting our financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through December 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the current and prior authorizations, we repurchased $6.3 million of shares during the first six months of 2017 and $18.7 million of shares during the first six months of 2016. At June 30, 2017, we had $94.2 million remaining for share repurchases under our current authorization.

In 2017, we received $1.5 million of proceeds from the exercise of employee stock options compared to $4.6 million in 2016. We have not issued any stock options since 2008.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest will be payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants which we were in compliance with at June 30, 2017, and December 31, 2016.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $11 million during the remainder of 2017 to fund our defined benefit pension plans and our SERPs.
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

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the statement of operations. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The total for service cost is to be presented with other current compensation costs in the statement of operations, while the total of the other components is to be presented outside of income from operations. We elected to early adopt this guidance as of January 1, 2017. We do not have a service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of January 1, 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as a financing cash flow activity within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at June 30, 2016, and December 31, 2015, respectively, the amount reclassified from restricted cash.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification in the statement of cash flows. We elected to early adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015. Additionally, we elected to adopt a policy of recording actual forfeitures, the impact of which was not material to current or prior periods.

In January 2017, the FASB issued new guidance to clarify the definition of a business for acquisitions, with the intent to make application of the guidance more consistent and cost-efficient. We elected to early adopt this guidance as of June 30, 2017, for acquisitions subsequent to our adoption date. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements and have not yet determined a transition method. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements. We expect that the adaption of the new standard will also require expanded footnote disclosure.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2017		As of December 31, 2016
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	415,000	—	—
Term loan B	—	—	390,521	390,521
Unsecured subordinated notes payable	5,312	5,122	5,312	4,993
Long-term debt, including current portion	$405,312	$420,122	$395,833	$395,514

Financial instruments subject to market value risk:
Investments held at cost	$10,275	(a)	$10,774	(a)

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