Form 10-Q
period 2017-09-30
E.W. SCRIPPS Co
filed 2017-11-03
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2017, there were 69,967,489 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares,$0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2017

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2017.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2017, and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

7/1/17-7/31/17	91,832	$18.40	$1,689,808	$92,545,901
8/1/17-8/31/17	101,700	18.50	1,881,365	$90,664,536
9/1/17-9/30/17	105,028	17.87	1,876,693	$88,787,843
Total	298,560	$18.25	$5,447,866

3

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. At September 30, 2017, $88.8 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2017.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan
10.10	Scripps Supplemental Executive Retirement Plan (as Amended and Restated effective February 23, 2015)
10.14	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015
10.15	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)
10.16	Employee Restricted Share Unit Agreement
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 3, 2017	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2017	As of December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$126,535	$134,352
Accounts and notes receivable (less allowances—$2,035 and $1,632)	197,152	192,531
Miscellaneous	31,245	19,012
Total current assets	354,932	345,895
Investments	14,137	14,221
Property and equipment	247,156	260,731
Goodwill	587,377	616,780
Other intangible assets	456,398	467,896
Deferred income taxes	10,488	9,075
Miscellaneous	16,122	13,775
Total Assets	$1,686,610	$1,728,373

Liabilities and Equity
Current liabilities:
Accounts payable	$28,708	$26,670
Customer deposits and unearned revenue	7,088	7,122
Current portion of long-term debt	2,656	6,571
Accrued liabilities:
Employee compensation and benefits	30,533	32,636
Accrued interest	8,656	—
Miscellaneous	21,595	18,986
Other current liabilities	9,442	12,146
Total current liabilities	108,678	104,131
Long-term debt (less current portion)	393,179	386,614
Deferred income taxes	3,889	17,740
Other liabilities (less current portion)	251,890	273,953
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 69,967,489 and 70,042,300 shares	700	700
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	819	819
Additional paid-in capital	1,133,484	1,132,540
Accumulated deficit	(116,202)	(94,077)
Accumulated other comprehensive loss, net of income taxes	(91,270)	(93,347)
Total The E.W. Scripps Company shareholders' equity	926,831	945,935
Noncontrolling interest	2,143	—
Total equity	928,974	945,935
Total Liabilities and Equity	$1,686,610	$1,728,373
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Operating Revenues:
Advertising	$142,741	$170,169	$432,094	$479,932
Retransmission	63,733	53,134	196,003	160,181
Other	9,976	9,737	31,174	30,242
Total operating revenues	216,450	233,040	659,271	670,355
Costs and Expenses:
Employee compensation and benefits	96,290	91,568	294,394	279,916
Programs and program licenses	52,543	45,833	146,755	129,904
Other expenses	51,654	49,791	150,093	145,822
Acquisition and related integration costs	—	—	—	578
Restructuring costs	2,407	—	2,407	—
Total costs and expenses	202,894	187,192	593,649	556,220
Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,162	8,407	27,304	25,991
Amortization of intangible assets	5,493	6,485	16,724	18,098
Impairment of goodwill and intangibles	35,732	—	35,732	—
Losses (gains), net on disposal of property and equipment	124	26	435	44
Net depreciation, amortization, and (gains) losses	50,511	14,918	80,195	44,133
Operating income (loss)	(36,955)	30,930	(14,573)	70,002
Interest expense	(5,720)	(4,592)	(18,163)	(13,603)
Defined benefit pension plan expense	(3,551)	(3,605)	(10,485)	(10,504)
Miscellaneous, net	1,187	(596)	5,411	(1,245)
Income (loss) from operations before income taxes	(45,039)	22,137	(37,810)	44,650
Provision (benefit) for income taxes	(18,355)	9,615	(17,732)	15,752
Net income (loss)	(26,684)	12,522	(20,078)	28,898
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,684)	$12,522	$(20,078)	$28,898
Net income (loss) per share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.32)	$0.15	$(0.24)	$0.34
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.32)	$0.15	$(0.24)	$0.34
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$(26,684)	$12,522	$(20,078)	$28,898
Changes in fair value of derivative, net of tax of $37 and $111	—	59	—	177
Changes in defined benefit pension plans, net of tax of $459, $440, $1,325 and $1,241	734	706	2,124	1,988
Other	(15)	(7)	(47)	(21)
Total comprehensive income (loss)	(25,965)	13,280	(18,001)	31,042
Less comprehensive net income (loss) attributable to noncontrolling interest	—	—	—	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(25,965)	$13,280	$(18,001)	$31,042
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$(20,078)	$28,898
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	44,028	44,089
Impairment of goodwill and intangibles	35,732	—
Deferred income taxes	(16,559)	16,517
Stock and deferred compensation plans	14,717	9,120
Pension expense, net of contributions	(8,875)	2,046
Other changes in certain working capital accounts, net	(10,616)	(21,612)
Miscellaneous, net	(5,515)	1,930
Net cash provided by operating activities	32,834	80,988
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(43,500)
Acquisition of intangibles	(11,554)	—
Additions to property and equipment	(14,056)	(21,590)
Purchase of investments	(1,533)	(1,728)
Miscellaneous, net	3,657	216
Net cash used in investing activities	(23,486)	(66,602)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	400,000	—
Payments on long-term debt	(392,198)	(3,000)
Payments of financing costs	(7,558)	—
Repurchase of Class A Common shares	(11,704)	(29,673)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,371)	(2,652)
Miscellaneous, net	(3,795)	(4,485)
Net cash used in financing activities	(17,165)	(35,169)
Decrease in cash, cash equivalents and restricted cash	(7,817)	(20,783)
Cash, cash equivalents and restricted cash:
Beginning of year	134,352	114,621
End of period	$126,535	$93,838

Supplemental Cash Flow Disclosures
Interest paid	$4,917	$12,092
Income taxes paid	$1,068	$393
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	28,898	—	—	28,898
Changes in defined benefit pension plans	—	—	—	1,988	—	1,988
Changes in fair value of derivative	—	—	—	177	—	177
Repurchase of 1,769,824 Class A Common shares	(18)	(27,601)	(2,054)	—	—	(29,673)
Compensation plans: 848,313 net shares issued *	9	9,362	—	—	—	9,371
Other	—	—	—	(21)	—	(21)
As of September 30, 2016	$829	$1,145,688	$(132,386)	$(87,658)	$—	$926,473

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Net loss	—	—	(20,078)	—	—	(20,078)
Changes in defined benefit pension plans	—	—	—	2,124	—	2,124
Repurchase of 620,451 Class A Common shares	(6)	(9,652)	(2,047)	—	—	(11,705)
Compensation plans: 545,640 net shares issued *	6	10,596	—	—	—	10,602
Minority interest contribution to venture	—	—	—	—	2,143	2,143
Other	—	—	—	(47)	—	(47)
As of September 30, 2017	$819	$1,133,484	$(116,202)	$(91,270)	$2,143	$928,974
* Net of tax payments related to shares withheld for vested RSUs of $3,371 in 2017 and $2,652 in 2016.
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
Nature of Operations — We are a media enterprise with a portfolio of television, radio and national media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: television, radio, digital, and other. Additional information for our business segments is presented in the Condensed Notes to Consolidated Financial Statements.

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
Share-based compensation costs totaled $2.6 million and $(0.5) million for the third quarter of 2017 and 2016, respectively. Year-to-date share-based compensation costs totaled $11.7 million and $6.7 million in 2017 and 2016, respectively. The credit balance for the third quarter of 2016 is due to an adjustment of our performance based share expense due to changes in our estimate of the number of shares that will vest.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(26,684)	$12,522	$(20,078)	$28,898
Less income allocated to RSUs	—	(174)	—	(373)
Numerator for basic and diluted earnings per share	$(26,684)	$12,348	$(20,078)	$28,525
Denominator
Basic weighted-average shares outstanding	82,039	83,230	82,140	83,654
Effect of dilutive securities:
Stock options held by directors	—	288	—	306
Diluted weighted-average shares outstanding	82,039	83,518	82,140	83,960

Anti-dilutive securities (1)	1,373	—	1,373	—

(1)	Amount outstanding at Balance Sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the three and nine month periods ended September 30, 2017, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

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

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure the impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of January 1, 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as an investing cash flow within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at September 30, 2016, and December 31, 2015, respectively, the amount reclassified from restricted cash.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements. We expect that we will apply the new guidance using the modified retrospective approach. We expect that the adoption of the new standard will not change the amount and timing of our revenue recognition. We expect that the adoption of the new standard will require expanded footnote disclosure.

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

The fair values of the assets acquired were $9.6 million of intangibles and $29.4 million of goodwill. Of the $9.6 million allocated to intangible assets, $7.6 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2.0 million was allocated to content library with an estimated amortization period of 3 years.

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

Restructuring includes $1.9 million of severance associated with a change in senior management as well as outside consulting fees associated with changes in our management and operating structure.

There was $0.8 million and $3.3 million, in the three months and nine months ended September 30, 2017, respectively, for a reduction to the Midroll earn out accrual.

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

Small changes in our estimated pretax income for the 2017 year significantly impacts our estimated effective tax rate for the year. Differences between pretax book and taxable earnings, such as non-deductible expenses and state income taxes, causes the effective income tax rate to vary significantly. Accordingly, for the nine months ended September 30, 2017, we do not believe we can reasonably estimate with sufficient precision our full year effective income tax rate, and as permitted by US GAAP, we have determined our tax benefit for 2017 based upon year-to-date pretax loss and the effect of differences between book and taxable loss.

The effective income tax rate for the nine months ended September 30, 2017 and 2016, was 47% and 35%, respectively. The primary reasons for the difference between these rates and the U.S. federal statutory rate of 35% are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions ($1.1 million in 2017) and excess tax benefits on share-based compensation ($2.4 million and $1.9 million in 2017 and 2016, respectively).

Deferred tax assets relating to our state jurisdictions totaled $10.5 million at September 30, 2017, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At September 30, 2017 and December 31, 2016, our cash and cash equivalents included $5.1 million and $5.5 million, respectively, held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Television	Radio	Digital	Total

Gross balance as of December 31, 2016	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(22,500)	(237,914)
Net balance as of December 31, 2016	$466,121	$41,000	$109,659	$616,780

Gross balance as of September 30, 2017	$681,535	$41,000	$132,159	$854,694
Accumulated impairment losses	(215,414)	—	(51,903)	(267,317)
Net balance as of September 30, 2017	$466,121	$41,000	$80,256	$587,377

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2017	As of December 31, 2016

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	56,100	56,100
Other	30,577	26,923
Total carrying amount	335,121	331,467
Accumulated amortization:
Television network affiliation relationships	(46,544)	(37,019)
Customer lists and advertiser relationships	(28,040)	(24,380)
Other	(7,954)	(5,987)
Total accumulated amortization	(82,538)	(67,386)
Net amortizable intangible assets	252,583	264,081
Indefinite-lived intangible assets — FCC licenses	203,815	203,815
Total other intangible assets	$456,398	$467,896

In 2017 we paid $11.6 million to acquire cable and satellite carriage rights for the launch of our Newsy cable network. These rights will be amortized over the life of the respective MVPD agreement. Additional amounts may be owed to the seller if certain conditions are met.

Goodwill and other indefinite-lived assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. The first step is the estimation of the fair value of each of the reporting units, which is then compared to their carrying values. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill exists. The amount of impairment is the difference between the fair value of the reporting unit and its carrying value.

The slower development of our original revenue model and revised operating model which will result in a smaller business for Cracked, created indications of impairment of goodwill as of September 30, 2017.

Under the process required by GAAP, we estimated the fair value of Cracked. Fair values were determined using a combination of discounted cash flow approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors, such as projected revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units are classified as Level 3 fair value measurements under GAAP.

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

We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. Based upon our valuations, we recorded a $29 million non-cash charge in the three months ended September 30, 2017 to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2017	As of December 31, 2016

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	—
Term loan B	—	390,521
Unsecured subordinated notes	2,656	5,312
Total outstanding principal	402,656	395,833
Less: Debt issuance costs	(6,821)	(2,648)
Less: Current portion	(2,656)	(6,571)
Net carrying value of long-term debt	$393,179	$386,614
Fair value of long-term debt *	$412,529	$395,514

* Fair value of the Senior Notes and the term loan B were estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured subordinated notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

Senior Unsecured Notes

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes. The Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. The Senior Notes are also guaranteed by us and the majority of our subsidiaries. The Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which will be amortized over the life of the Senior Notes.

In connection with the new financing we wrote off $2.4 million of deferred financing cost associated with the term loan B to interest expense.

Revolving Credit Facility

On April 28, 2017, we amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%.

The Revolving Credit Facility includes maintaining a net leverage ratio when we have outstanding borrowings on the facility, as well as other restrictions on payments (dividends and share repurchases). Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 5.5 to 1.0.

We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables, and equipment.

Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility.

As of September 30, 2017 and December 31, 2016, we had $0.1 million and $0.8 million, respectively, of outstanding letters of credit.

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

Interest was payable on the term loan B at rates based on LIBOR, plus a fixed margin of 2.5%. Prior to December 2016, interest was payable at rates based on LIBOR, with a 0.75% floor, plus a fixed margin of 2.75%. As of December 31, 2016, the interest rate was 3.27% on the term loan B. The weighted-average interest rate on the term loan B was 3.50% for the nine months ended September 30, 2016.

Unsecured Subordinated Notes

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum payable quarterly. The notes are payable in annual installments of $2.7 million through 2018, with no prepayment right.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2017	As of December 31, 2016

Employee compensation and benefits	$19,010	$18,356
Liability for pension benefits	217,390	232,788
Liabilities for uncertain tax positions	808	2,416
Other	14,682	20,393
Other liabilities (less current portion)	$251,890	$273,953

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Accounts and notes receivable	$(4,621)	$(12,586)
Income taxes receivable/payable, net	(626)	3,437
Other current assets	(10,090)	(1,218)
Accounts payable	1,953	(768)
Accrued employee compensation and benefits	(6,054)	(10,918)
Accrued interest	8,656	—
Other accrued liabilities	1,999	(4,475)
Other, net	(1,833)	4,916
Total	$(10,616)	$(21,612)

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

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Interest cost	$6,504	$6,839	$19,475	$20,379
Expected return on plan assets, net of expenses	(4,360)	(4,616)	(13,079)	(13,812)
Amortization of actuarial loss	1,150	1,102	3,318	3,097
Total for defined benefit plans	3,294	3,325	9,714	9,664
Multi-employer plans	58	42	191	127
SERPs	257	280	771	840
Defined contribution plan	2,300	2,073	7,161	6,347
Net periodic benefit cost	$5,909	$5,720	$17,837	$16,978

We contributed $1.3 million to fund current benefit payments for our SERPs and $18.0 million for our defined benefit pension plans during the nine months ended September 30, 2017. During the remainder of 2017, we anticipate contributing an additional $0.3 million to fund the SERPs' benefit payments and an additional $1.3 million to fund our qualified defined benefit pension plans.

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

Our digital segment includes the digital operations of our local television and radio businesses. It also includes the operations of our national digital businesses of Midroll, a podcast industry leader, Newsy, the national news network and Cracked, a multi-platform humor and satire brand. Our digital operations earn revenue primarily through the sale of advertising, marketing services and agency commissions.
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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Segment operating revenues:
Television	$179,920	$197,283	$553,022	$568,932
Radio	17,870	19,301	49,112	52,087
Digital	17,846	15,754	52,552	43,287
Other	814	702	4,585	6,049
Total operating revenues	$216,450	$233,040	$659,271	$670,355
Segment profit (loss):
Television	$32,083	$58,305	$116,583	$153,290
Radio	1,510	2,528	6,027	8,574
Digital	(5,685)	(5,633)	(16,061)	(13,481)
Other	(897)	(832)	(2,342)	(984)
Shared services and corporate	(11,048)	(8,520)	(36,178)	(32,686)
Acquisition and related integration costs	—	—	—	(578)
Restructuring costs	(2,407)	—	(2,407)	—
Depreciation and amortization of intangibles	(14,655)	(14,892)	(44,028)	(44,089)
Impairment of goodwill and intangibles	(35,732)	—	(35,732)	—
(Losses) gains, net on disposal of property and equipment	(124)	(26)	(435)	(44)
Interest expense	(5,720)	(4,592)	(18,163)	(13,603)
Defined benefit pension plan expense	(3,551)	(3,605)	(10,485)	(10,504)
Miscellaneous, net	1,187	(596)	5,411	(1,245)
Income (loss) from operations before income taxes	$(45,039)	$22,137	$(37,810)	$44,650
Depreciation:
Television	$8,018	$7,120	$23,846	$22,517
Radio	615	653	1,816	1,733
Digital	18	40	49	148
Other	43	67	169	196
Shared services and corporate	468	527	1,424	1,397
Total depreciation	$9,162	$8,407	$27,304	$25,991
Amortization of intangibles:
Television	$3,633	$4,239	$11,138	$12,718
Radio	265	265	795	795
Digital	1,257	1,643	3,776	3,570
Shared services and corporate	338	338	1,015	1,015
Total amortization of intangibles	$5,493	$6,485	$16,724	$18,098
Additions to property and equipment:
Television	$3,610	$6,618	$12,412	$16,248
Radio	581	628	1,135	944
Digital	122	34	319	51
Other	—	74	—	115
Shared services and corporate	155	643	276	967
Total additions to property and equipment	$4,468	$7,997	$14,142	$18,325

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. In May 2014, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2016. For the nine months ended September 30, 2016, we repurchased $29.7 million of shares at prices ranging from $14.71 to $19.51 per share under this authorization. Before this authorization expired at the end of 2016, $0.5 million of shares were repurchased but not settled until 2017. No additional shares may be repurchased under this program.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. For the nine months ended September 30, 2017, we repurchased $11.2 million of shares at prices ranging from $16.82 to $23.01 per share under this authorization. At September 30, 2017, $88.8 million remained under this authorization.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCL") by component, including items reclassified out of AOCL, were as follows:

	Three Months Ended September 30, 2017
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2017	$—	$(92,286)	$297	$(91,989)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $449 (b)	—	734	(15)	719
Net current-period other comprehensive income (loss)	—	734	(15)	719
Ending balance, September 30, 2017	$—	$(91,552)	$282	$(91,270)

	Three Months Ended September 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2016	$(124)	$(88,458)	$166	$(88,416)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Interest rate swap, net of tax of $37 (a)	59	—	—	59
Actuarial gain (loss), net of tax of $436 (b)	—	706	(7)	699
Net current-period other comprehensive income (loss)	59	706	(7)	758
Ending balance, September 30, 2016	$(65)	$(87,752)	$159	$(87,658)

	Nine Months Ended September 30, 2017
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$—	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $1,295 (b)	—	2,124	(47)	2,077
Net current-period other comprehensive income (loss)	—	2,124	(47)	2,077
Ending balance, September 30, 2017	$—	$(91,552)	$282	$(91,270)

	Nine Months Ended September 30, 2016
(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Interest rate swap, net of tax of $111 (a)	177	—	—	177
Actuarial gain (loss), net of tax of $1,299 (b)	—	1,988	(21)	1,967
Net current-period other comprehensive income (loss)	177	1,988	(21)	2,144
Ending balance, September 30, 2016	$(65)	$(87,752)	$159	$(87,658)

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

16. Subsequent Events

On October 2, 2017 we acquired the Katz Broadcasting networks for $292 million, which is net of a 5% minority interest we owned. Katz owns and operates four national television networks, Bounce, Grit, Escape and Laff. We financed the acquisition with a $300 million term loan B. The term loan B matures in 2024 with interest payable at rates based on LIBOR, plus a fixed margin of 2.25%. The term loan B also requires annual principal payments of $3 million.

Due to the limited time since we completed the acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. We will complete the preliminary purchase price allocation in the fourth quarter and it will be reflected in our December 31, 2017 financial statements. The results of operations of the acquired business will be included in our results from October 2, 2017, the date of the closing of the acquisition.

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

Executive Overview
The E.W. Scripps Company ("Scripps") is a media enterprise, serving audiences and businesses through a portfolio of television, radio and national media brands. Scripps is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the "Big Four" television networks. We also own 34 radio stations in eight markets. We operate an expanding collection of local and national journalism and information businesses including our podcast business, Midroll, national news network, Newsy, and the multi-platform humor and satire brand, Cracked. We also produce television programming, run an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

On October 2, 2017 we acquired the Katz Broadcasting networks for $292 million, which is net of a 5% minority interest we owned. Katz owns and operates four national television networks, Bounce, Grit, Escape and Laff. We financed the acquisition with $300 million in new debt.

Our national news network focused on millennial audiences, Newsy, launched a major expansion into the cable and satellite marketplace, kicked off by Scripps’ acquisition of carriage contracts from the Retirement Living Television cable network.

Scripps began restructuring work to realign its businesses around the new management team announced on August 23. The reorganization, effective Jan. 1, will include merging local television and digital operations into a new Local Media division and the national content brands into a National Media division. More changes are expected in the next several quarters. The company also appointed Chief Strategy Officer Lisa Knutson as interim chief financial officer. In the third quarter, we began a deep analysis of our operating division and corporate cost structure, our non-core assets and the opportunities for our national content brands. We are committed to improving operating performance in our core assets, supporting the growth ahead with our national businesses and serving our audiences with news and information across all media platforms.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.

Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Operating revenues	$216,450	(7.1)%	$233,040	$659,271	(1.7)%	$670,355
Employee compensation and benefits	(96,290)	5.2%	(91,568)	(294,394)	5.2%	(279,916)
Programs and program licenses	(52,543)	14.6%	(45,833)	(146,755)	13.0%	(129,904)
Other expenses	(51,654)	3.7%	(49,791)	(150,093)	2.9%	(145,822)
Acquisition and related integration costs	—		—	—		(578)
Restructuring costs	(2,407)		—	(2,407)		—
Depreciation and amortization of intangibles	(14,655)		(14,892)	(44,028)		(44,089)
Impairment of goodwill and intangibles	(35,732)		—	(35,732)		—
(Losses) gains, net on disposal of property and equipment	(124)		(26)	(435)		(44)
Operating income (loss)	(36,955)		30,930	(14,573)		70,002
Interest expense	(5,720)		(4,592)	(18,163)		(13,603)
Defined benefit pension plan expense	(3,551)		(3,605)	(10,485)		(10,504)
Miscellaneous, net	1,187		(596)	5,411		(1,245)
Income (loss) from operations before income taxes	(45,039)		22,137	(37,810)		44,650
Provision (benefit) for income taxes	18,355		(9,615)	17,732		(15,752)
Net income (loss)	(26,684)		12,522	(20,078)		28,898
Net income (loss) attributable to noncontrolling interests	—		—	—		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,684)		$12,522	$(20,078)		$28,898

Operating revenues decreased 7.1% in the third quarter of 2017 and 1.7% for the nine months ended September 30, 2017. We had higher retransmission revenues of $11 and increased revenues from Newsy and Midroll. These increases were offset by lower political revenues of $25 million and $39 million for the quarterly and year-to-date periods from our television segment in a non-political year and lower local and national television revenues.

Employee compensation and benefits increased 5.2% in the third quarter of 2017 and for the nine months ended September 30, 2017, primarily driven by the expansion of our national digital brands, Newsy and Midroll.

Programs and program licenses expense increased 14.6% for the third quarter of 2017 and 13.0% for the nine months ended September 30, 2017, primarily due to higher network affiliation fees. Network affiliation fees increased from contractual rate increases.

Other expenses include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Facilities rent and maintenance	$9,841	(1.4)%	$9,980	$29,122	1.3%	$28,758
Ratings and consumer research services	5,854	9.7%	5,335	17,346	6.3%	16,324
Purchased news and content	2,933	(18.9)%	3,617	9,006	(0.6)%	9,064
Marketing and promotion	4,431	68.5%	2,629	14,900	41.1%	10,557
Miscellaneous costs	28,595	1.3%	28,230	79,719	(1.7)%	81,119
Total other expenses	$51,654	3.7%	$49,791	$150,093	2.9%	$145,822

Other expenses were up 3.7% and 2.9% for the third quarter of 2017 and the nine months ended September 30, 2017, respectively, primarily due to increases in marketing and promotion of our national digital brands, Newsy and Midroll.

Restructuring of $2.4 million includes $1.9 million of severance associated with a change in senior management as well as outside consulting fees associated with the changes in management and operating structure.

The slower development of our original revenue model, created indications of impairment of goodwill as of September 30, 2017 for Cracked. We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. We recorded a $29 million non-cash charge in the three months ended September 30, 2017 to reduce the carrying value of goodwill and $6 million to reduce the value of intangible assets.

Interest expense increased for the third quarter of 2017 and nine months ended September 30, 2017, primarily due to the $2.4 million write-off of loan fees associated with our term loan B which was refinanced in the second quarter of 2017 and the higher interest rate on the new debt.

Miscellaneous, net increased for the nine months ended September 30, 2017 due to a $3.0 million gain from the sale of our newspaper syndication business and a $3.3 million adjustment to the purchase price earn out for Midroll.

The effective income tax rate was 47% and 35% for the nine months ended September 30, 2017 and 2016, respectively. State taxes and non-deductible expenses impacted our effective rate. In addition, the provision for the 2017 and 2016 periods included $2.4 million and $1.9 million, respectively, of excess tax benefits from the exercise and vesting of share-based compensation awards and 2017 included $1.1 million of benefit from the release of uncertain tax positions.
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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Television	$179,920	(8.8)%	$197,283	$553,022	(2.8)%	$568,932
Radio	17,870	(7.4)%	19,301	49,112	(5.7)%	52,087
Digital	17,846	13.3%	15,754	52,552	21.4%	43,287
Other	814	16.0%	702	4,585	(24.2)%	6,049
Total operating revenues	$216,450	(7.1)%	$233,040	$659,271	(1.7)%	$670,355
Segment profit (loss):
Television	$32,083	(45.0)%	$58,305	$116,583	(23.9)%	$153,290
Radio	1,510	(40.3)%	2,528	6,027	(29.7)%	8,574
Digital	(5,685)	0.9%	(5,633)	(16,061)	19.1%	(13,481)
Other	(897)	7.8%	(832)	(2,342)	138.0%	(984)
Shared services and corporate	(11,048)	29.7%	(8,520)	(36,178)	10.7%	(32,686)
Acquisition and related integration costs	—		—	—		(578)
Restructuring costs	(2,407)		—	(2,407)		—
Depreciation and amortization of intangibles	(14,655)		(14,892)	(44,028)		(44,089)
Impairment of goodwill and intangibles	(35,732)		—	(35,732)		—
(Losses) gains, net on disposal of property and equipment	(124)		(26)	(435)		(44)
Interest expense	(5,720)		(4,592)	(18,163)		(13,603)
Defined benefit pension plan expense	(3,551)		(3,605)	(10,485)		(10,504)
Miscellaneous, net	1,187		(596)	5,411		(1,245)
Income (loss) from operations before income taxes	$(45,039)		$22,137	$(37,810)		$44,650

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
Operating results for our television segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Local	$76,344	(2.0)%	$77,882	$239,347	(3.1)%	$246,951
National	33,915	(4.5)%	35,524	100,639	(5.8)%	106,873
Political	1,689		26,892	5,255		44,601
Retransmission	63,733	19.9%	53,134	196,003	22.4%	160,181
Other	4,239	10.1%	3,851	11,778	14.1%	10,326
Total operating revenues	179,920	(8.8)%	197,283	553,022	(2.8)%	568,932
Segment costs and expenses:
Employee compensation and benefits	65,649	2.7%	63,936	197,291	2.1%	193,296
Programs and program licenses	47,808	15.8%	41,292	137,791	13.6%	121,344
Other expenses	34,380	1.9%	33,750	101,357	0.4%	101,002
Total costs and expenses	147,837	6.4%	138,978	436,439	5.0%	415,642
Segment profit	$32,083	(45.0)%	$58,305	$116,583	(23.9)%	$153,290
Revenues

Total television revenues decreased 8.8% and 2.8% for the third quarter of 2017 and the nine months ended September 30, 2017, respectively. Core advertising revenues (local and national) decreased by $3.1 million and $13.8 million for the quarter and year-to-date periods. The decline in our local and national advertising revenues was due to weakness in our retail, food stores and auto categories offset by improvement in communications, home improvement and services. Political revenues decreased year-over-year in a non-presidential election year. Retransmission revenues increased more than $11 million as a result of contractual rate increases, more than offsetting a slight decline in subscribers. Retransmission contracts with cable and satellite television systems with 3 million subscribers were renewed in the fourth quarter of 2016. Third quarter retransmission revenues were down more than $2 million from second quarter of this year.  While we had not previously seen any significant declines in subscribers reported to us by cable and satellite television operators, we began to see declines as second quarter subscriber counts were reported to us in the third quarter. Retransmission revenues in the third quarter was affected by more than $1 million in adjustments of prior months' revenues and lower monthly revenues in the quarter from the lower subscriber counts.

Costs and expenses

Employee compensation and benefits increased 2.7% for the third quarter of 2017 and 2.1% for the nine months ended September 30, 2017, primarily from merit increases and higher benefit costs.

Programs and program licenses expense increased 16% for the third quarter of 2017 and 14% for the nine months ended September 30, 2017, due to higher network affiliation fees, which increased primarily due to contractual rate increases.

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
Operating results for our radio segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Segment operating revenues:
Advertising	$16,795	(8.3)%	$18,320	$46,806	(6.4)%	$50,010
Other	1,075	9.6%	981	2,306	11.0%	2,077
Total operating revenues	17,870	(7.4)%	19,301	49,112	(5.7)%	52,087
Segment costs and expenses:
Employee compensation and benefits	7,350	0.5%	7,310	21,896	1.1%	21,660
Programs	4,736	4.3%	4,539	8,965	4.8%	8,558
Other expenses	4,274	(13.2)%	4,924	12,224	(8.1)%	13,295
Total costs and expenses	16,360	(2.5)%	16,773	43,085	(1.0)%	43,513
Segment profit	$1,510	(40.3)%	$2,528	$6,027	(29.7)%	$8,574

Revenues

Total radio revenues decreased 7.4% in the 2017 third quarter and 5.7% for the nine months ended September 30, 2017, due to weakness in our largest market and several smaller markets, as well as the absence of political revenues in a non-political year.

Costs and expenses

Total costs and expenses were lower year-over-year by 2.5% and 1.0% for the third quarter and nine months ended September 30, 2017, respectively. Other expenses decreased in 2017; the 2016 quarter included $0.5 million of costs associated with a flood cleanup at our Wichita operations.

Digital — Our digital segment includes the digital operations of our local television and radio businesses, as well as the operations of our national businesses of Midroll, Newsy and Cracked.

Our digital operations earn revenue primarily through the sale of advertising, marketing services and agency commissions.
Operating results for our digital segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Total operating revenues	$17,846	13.3%	$15,754	$52,552	21.4%	$43,287
Segment costs and expenses:
Employee compensation and benefits	12,429	(0.3)%	12,470	38,784	13.7%	34,104
Other expenses	11,102	24.5%	8,917	29,829	31.6%	22,664
Total costs and expenses	23,531	10.0%	21,387	68,613	20.9%	56,768
Segment loss	$(5,685)	0.9%	$(5,633)	$(16,061)	19.1%	$(13,481)

Cracked was acquired on April 12, 2016 and the inclusion of operating results from this business for the period subsequent to the acquisition impacts the comparability of our year-to-date digital segment operating results.

Revenues

Digital revenues increased 13%, or $2.1 million, in the third quarter of 2017 and 21% for the nine months ended September 30, 2017. Excluding the results of Cracked, revenues increased 13% for the year-to-date period, primarily driven by increased revenues from Midroll and Newsy.

Cost and Expenses

Digital costs and expenses increased 10% in the third quarter of 2017 and 21% for the nine months ended September 30, 2017. Excluding the results of Cracked, expenses increased 9.4% for the nine months ended September 30, 2017, mainly due to promotion and other costs for our national digital brands.

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

Operating activities

Cash flows from operating activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$(20,078)	$28,898
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	44,028	44,089
Impairment of goodwill and intangibles	35,732	—
Deferred income taxes	(16,559)	16,517
Stock and deferred compensation plans	14,717	9,120
Pension expense, net of contributions	(8,875)	2,046
Other changes in certain working capital accounts, net	(10,616)	(21,612)
Miscellaneous, net	(5,515)	1,930
Net cash provided by operating activities	$32,834	$80,988

The $48 million decrease in cash provided by operating activities was primarily attributable the $47 million year-over-year decrease in segment profit, $11 million of additional pension contributions year-over-year, as well as to changes in working capital in 2017 compared to 2016. We made $6 million of advance payments for production cost for our new lifestyle show which began airing at the end of the 2017 third quarter.

Investing activities

Cash flows from investing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$—	$(43,500)
Acquisition of intangibles	(11,554)	—
Additions to property and equipment	(14,056)	(21,590)
Purchase of investments	(1,533)	(1,728)
Miscellaneous, net	3,657	216
Net cash used in investing activities	$(23,486)	$(66,602)

In 2017 and 2016, we used $23 million and $67 million, respectively, in cash for investing activities.

•	In 2017 we paid $11.6 million to acquire to acquire cable and satellite carriage rights for the launch of our Newsy cable network.

•	In 2016, we acquired Cracked for $39 million and Stitcher for $4.5 million.

•	In the second quarter of 2017, we received $3 million in proceeds from the sale of our newspaper syndication business.

We expect to begin to incur capital expenditures in the end of 2017 related to the repacking process. Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals to be viewed in their markets. We received letters from the FCC in February 2017, notifying us that 17 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. While we expect much of the costs of the repack to be covered by the fund, we can not predict if the fund will be sufficient to cover all, or if Congress will appropriate additional funds.
Financing activities
Cash flows from financing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$400,000	$—
Payments on long-term debt	(392,198)	(3,000)
Payments of financing costs	(7,558)	—
Repurchase of Class A Common shares	(11,704)	(29,673)
Proceeds from exercise of stock options	1,461	4,641
Tax payments related to shares withheld for RSU vesting	(3,371)	(2,652)
Miscellaneous, net	(3,795)	(4,485)
Net cash used in financing activities	$(17,165)	$(35,169)

In 2017 and 2016 we used $17 million and $35 million in cash for financing activities. The primary items impacting our financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through December 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under the current and prior authorizations, we repurchased $11.7 million of shares during the first nine months of 2017 and $29.7 million of shares during the first nine months of 2016. At September 30, 2017, we had $88.8 million remaining for share repurchases under our current authorization.

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

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest will be payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants which we were in compliance with at September 30, 2017, and December 31, 2016.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $1.6 million during the remainder of 2017 to fund our defined benefit pension plans and our SERPs.
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

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure the impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to early adopt this guidance as of January 1, 2017.

In November 2016, the FASB issued new guidance to clarify the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash and restricted cash equivalents are included in the cash and cash equivalent balances in the statement of cash flows. Additionally, changes in restricted cash and restricted cash equivalents are no longer presented as an investing cash flow within the statement of cash flows. We elected to early adopt this guidance as of December 31, 2016, and retrospectively applied the guidance to prior periods. The impact of adopting the new guidance was to increase cash and cash equivalents by $5.5 million and $6.6 million at September 30, 2016, and December 31, 2015, respectively, the amount reclassified from restricted cash.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this new standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are currently assessing the impact this new guidance will have on our consolidated financial statements. We are progressing in our process of adopting the new guidance and are working to identify all performance obligations and changes, if any, that the new guidance will have on the timing and amounts of revenue recorded. To date we are evaluating the impact, if any, that the new guidance might have on the revenue recognition for our retransmission consent agreements as well as our broadcast advertising arrangements. We are also evaluating the impact the new guidance has on our programming barter arrangements. We expect that we will apply the new guidance using the modified retrospective approach. We expect that the adoption of the new standard will not change the amount and timing of our revenue recognition. We expect that the adoption of the new standard will require expanded footnote disclosure.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2017		As of December 31, 2016
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	410,000	—	—
Term loan B	—	—	390,521	390,521
Unsecured subordinated notes payable	2,656	2,529	5,312	4,993
Long-term debt, including current portion	$402,656	$412,529	$395,833	$395,514

Financial instruments subject to market value risk:
Investments held at cost	$10,999	(a)	$10,774	(a)

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