Form 10-K
period 2017-12-31
E.W. SCRIPPS Co
filed 2018-02-28
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017     OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $17.81 per share closing price for such stock on June 30, 2017, was approximately $1,007,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2018, there were 69,582,721 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2018 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2017

As used in this Annual Report on Form 10-K, the terms “Scripps,” “Company,” “we,” “our” or “us” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
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
Forward-Looking Statements
Our Annual Report on Form 10-K contains certain forward-looking statements related to the company's businesses that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties, including changes in advertising demand and other economic conditions that could cause actual results to differ materially from the expectations expressed in forward-looking statements. Such forward-looking statements are made as of the date of this document and should be evaluated with the understanding of their inherent uncertainty. A detailed discussion of principal risks and uncertainties that may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors.” The company undertakes no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

Item 1.	Business
We are an 139-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — providing value to customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of local television stations and their associated digital media products. Our Local Media division is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader, Midroll; next-generation national news network; Newsy, and four over-the-air broadcast networks, the Katz networks. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. For a full listing of our outlets, visit http://www.scripps.com.
On October 2, 2017, we acquired the Katz networks. Katz operates four over-the-air networks — Bounce, Escape, Grit and Laff. Each of these networks reaches about 90 percent of all U.S. households.

At the end of 2017, we began a comprehensive restructuring of our local and national media brands to position the company for improved performance and continued growth. The reorganization, effective December 31, 2017, includes merging local television and digital operations into a Local Media division and the national brands into a National Media division. In the third quarter, we began a deep analysis of our operating divisions and corporate cost structure, our non-core assets and the opportunities for our national content brands. We are committed to improving operating performance in our local media business, supporting the growth ahead with our national businesses and serving our audiences with news and information across all media platforms.

We also announced our plans at the end of 2017 to divest our radio business and have engaged a broker to assist us in the sales process.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

LOCAL MEDIA
Our Local Media segment is comprised of our local broadcast television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Today, our television station group reaches approximately one in five of the nation’s television households and includes fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates.
We produce high-quality news, information and entertainment content that informs and engages our local communities. We distribute our content on four platforms — broadcast, Internet, smartphones and tablets. It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across multiple digital platforms allows us to expand our audiences beyond our traditional broadcast television boundaries.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to rely less on expensive syndicated programming and to replace it with original programming which we control. We believe this strategy improves our Local Media division's financial performance. We currently air four original shows we produce ourselves or in partnership with others:

•
Pickler & Ben is a daily daytime lifestyle and entertainment show starring Kellie Pickler and Ben Aaron. For the 2017-2018 season, Pickler & Ben was available in 39 markets with a national reach of 23 percent of the country.

•	The List, an Emmy award winning infotainment show, was available in 46 markets reaching viewers in approximately 32 percent of the country.

•	The Now is a news show designed to take the audience into a deeper dive of the day's events and is available in more than 10 of our markets.

•	RightThisMinute is daily news and entertainment program featuring viral videos. RightThisMinute reaches nearly 95 percent of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Percentage of U.S. Television Households in Mkt (3)	Average Audience Share (4)

KNXV-TV	Phoenix, Ch. 15	ABC/15	2019	2022	11	13	1.7%	5
WFTS-TV	Tampa, Ch. 28	ABC/29	2019	2021	13	12	1.7%	7
WXYZ-TV	Detroit, Ch. 7	ABC/41	2019	2021	14	8	1.6%	8
WMYD-TV	Detroit, Ch. 20	MY/21	2018	2021	14	8	1.6%	2
KMGH-TV	Denver, Ch. 7	ABC/7	2019	2022	17	11	1.4%	5
WEWS-TV	Cleveland, Ch. 5	ABC/15	2019	2021	19	8	1.3%	7
WMAR-TV	Baltimore, Ch. 2	ABC/38	2019	2020	26	6	1.0%	3
WTVF-TV	Nashville, Ch. 5	CBS/25	2018	2021	27	11	0.9%	14
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2019	2021	28	9	0.9%	5
KGTV-TV	San Diego, Ch. 10	ABC/10	2019	2022	29	11	0.9%	6
KSHB-TV	Kansas City, Ch. 41	NBC/42	2018	2022	33	8	0.8%	9
KMCI-TV	Lawrence, Ch. 38	Ind./41	N/A	2022	33	8	0.8%	2
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2019	2021	35	6	0.8%	8
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2018	2021	36	16	0.8%	7
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2018	2021	37	7	0.7%	9
KTNV-TV	Las Vegas, Ch. 13	ABC/13	*	2022	40	18	0.7%	6
WKBW-TV	Buffalo, Ch. 7	ABC/38	2018	2023	53	8	0.5%	6
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2019	2021	56	10	0.5%	5
KJRH-TV	Tulsa, Ch. 2	NBC/8	2018	2022	62	10	0.5%	6
KGUN-TV	Tucson, Ch. 9	ABC/9	*	2022	65	15	0.4%	6
KWBA-TV	Tucson, Ch. 58	CW/44	2021	2022	65	15	0.4%	1
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2018	2021	69	8	0.4%	6
WACY-TV	Green Bay/Appleton, Ch. 32	MY/27	2018	2021	69	8	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2020	2022	74	11	0.4%	10
KIVI-TV	Boise, Ch. 6	ABC/24	*	2022	104	13	0.2%	8
WSYM-TV	Lansing, Ch. 47	FOX/38	2019	2021	115	7	0.2%	9
KERO-TV	Bakersfield, Ch. 23	ABC/10	2019	2022	126	4	0.2%	6
* Agreements expired at the end of 2017 and are currently being operated under short-term extensions during the negotiation process.

All market and audience data is based on the November 2017 Nielsen survey, live viewing plus 7 days of viewing on DVR.

(1)	Market rank represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and low-power stations.

(3)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(4)
Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. Monday-Sunday, as a percentage of total viewing households in the Designated Market Area.

Historically, we have been successful in renewing our FCC licenses.
We operate three low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our Bakersfield and Denver stations. We also operate a low-power station affiliated with ABC in Twin Falls, ID.

Revenue cycles and sources

Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast air spots, as well as digital advertising. Our core advertising revenues account for 63% of our Local Media segment’s revenues in 2017. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include advertisers such as car dealerships, retail stores and restaurants. We seek to attract new advertisers to our television stations and to increase the amount of advertising sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or promoting local events and activities.

National advertising time is generally sold through national sales representative firms that call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies and national retailers.

Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state and local issues. It is also sold to political action groups (PACs) or other advocacy groups.

Political advertising revenues increase significantly during even-numbered years when local, state and federal elections occur. In addition, every four years, political spending is typically elevated further due to the advertising for the presidential election. Because of the cyclical nature of the political election cycle, there has been a significant difference in our operating results when comparing the performance of even-numbered years to odd numbered years. Additionally, our operating results are impacted by the number, importance and competitiveness of individual political races and issues discussed in our local markets.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 33% of our Local Media segment's revenues in 2017. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The fees we receive are typically based on the number of subscribers the MVPD has in our local market and the contracted rate per subscriber.

We also receive fees from over-the-top (virtual MVPDs) such as YouTubeTV, DirectTV Now and Sony Vue. The fees we receive are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
Expenses
Employee costs accounted for 46% of the Local Media segment costs and expenses in 2017.

We centralize certain functions, such as master control, traffic, graphics and political advertising, at company-owned hubs that do not require a presence in the local markets. This approach enables each of our stations to focus local resources on the creation of content and revenue-producing activities. We expect to continue to look for opportunities to centralize functions that do not require a local market presence.

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 30% of total segment costs and expenses in 2017.

Our network-affiliated stations broadcast programming that is supplied to us by the networks in various dayparts. Under each affiliation agreement, the station broadcasts all of the programs transmitted by the network. In exchange, we pay affiliation fees to the network and the network sells a substantial majority of the advertising time during these broadcasts. We expect our network affiliation agreements to be renewed upon expiration.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast licenses, approve the transfer of control of any entity holding such a license, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. As part of its obligation to ensure that broadcast licensees serve the public interest, the FCC exercises limited authority over broadcast programming by, among other things, requiring certain children's television programming and limiting commercial content therein, requiring the identification of program sponsors, regulating the sale of political advertising and the distribution of emergency information, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of persons with hearing impairment and to ensure that any of their programming that is later transmitted via the Internet is captioned. Network-affiliated television broadcasters in larger markets must also offer audio narration of certain programming for the benefit of persons with visual impairments. Reference should be made to the Communications Act, the FCC’s rules and regulations, and the FCC’s public notices and published decisions for a fuller description of the FCC’s extensive regulation of broadcasting.
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
FCC regulations govern the ownership of television stations, and the agency is required by statute to periodically review these rules. In November 2017, the FCC reconsidered an earlier agency decision to leave the rules generally intact and adopted significant changes to its local television ownership rules. In particular, the FCC voted to relax the television “duopoly rule” that generally restricted an applicant from owning or controlling more than one television station (or in some markets under certain conditions, more than two television stations) in the same market. The reconsideration order eliminated that rule’s requirement that eight independent local television station “voices” should remain after any merger, and it relaxed the prohibition against common ownership of two of the four most-viewed stations in a market, stating that proposed mergers of such “top-four” stations will instead be evaluated on a case-by-case basis. The Company enjoys a waiver of this television duopoly rule in the Green Bay, Wisconsin market. The order further reversed an earlier FCC decision to treat those stations participating in joint advertising sales agreements as if they were under common ownership. Station WSYM-TV, Lansing, Michigan, is a party to such a joint advertising agreement with a local station, but it enjoyed a permitted “grandfathered” status while the rule was in effect.
This 2017 reconsideration order left in place the long-standing requirement that any television station that provides more than 15% of another in-market television station’s weekly programming is deemed to have an attributable interest in that station that subjects the stations to the FCC’s ownership limits. It also confirmed the earlier review order’s direction that any local stations that share facilities or services such as program production on a continuing basis must start disclosing these agreements in their public files. Stations WPTV-TV, West Palm Beach, Florida, and KIVI-TV, Nampa (Boise), Idaho, are parties to such shared services agreements, but this disclosure requirement will not take effect until it is approved by the Office of Management and Budget.
With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in the year, the FCC reinstated the 50% discount applied to the number of households deemed covered by UHF television stations, and the new notice expressly addresses whether to retain this distinction for UHF.

We cannot predict the outcome of the expected court review of these television ownership rule changes or the effect of the FCC’s rule revisions on our stations' operations or our business.
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
In order to provide additional spectrum for mobile broadband and other services, the FCC in 2017 conducted an incentive spectrum auction in which some television broadcasters agreed to voluntarily give up spectrum in return for a share of the auction proceeds. No Scripps station will be going off-air or relinquishing a current UHF-band allocation for a VHF-band allocation as a result of the auction, but 17 Scripps stations will be relocating to new channels in the reduced broadcast spectrum band. Broadcasters are concerned that the FCC’s approach to the post-auction “repacking” of the remaining television stations into this reduced broadcast spectrum may not adequately protect stations’ over-the-air service. Broadcasters also are concerned that the FCC’s post-auction plans may not provide sufficient time to complete the repacking before the sold spectrum will be authorized for wireless use and that there may not be adequate compensation for those stations that are required to change facilities. Implementing the post-auction changes will be complicated and costly, and stations located near the Canadian and Mexican borders may be at particular risk of service loss due to the need to coordinate international frequency use. Despite warnings about potential difficulties, such as a lack of available qualified tower crews for the significant number of moves that may be required, the FCC has expressed confidence that adequate time will be available to complete the repacking, and it has imposed a “hard” deadline that could require a station to cease broadcasting on its existing frequency even though an alternative facility is not yet ready to provide its over-the-air service.
The FCC has voted to allow broadcasters to voluntarily use a new digital television standard, ATSC 3.0. This Internet-protocol based transmission system will permit television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 will be required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0 “host” station. This “simulcasting” requirement will sunset in five years, unless extended by the FCC.
The FCC remains committed to permitting non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In connection with the auction process, the FCC may further reduce the spectrum available for television broadcasting by reserving a 6 MHz channel in each market for non-broadcast, unlicensed services (including wireless microphones). The repacking of television broadcast spectrum and the reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations may not be able to find space to operate in the reduced band and they enjoy only “secondary” status that offers no protection from interference caused by a full-power station. We cannot predict the effect of these proceedings on our offering of digital television service or our business.
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
During recent years, the FCC has significantly increased the penalties it imposes for violations of its rules and policies. For example, a recent settlement of an investigation involving a single radio station’s failure to broadcast proper sponsorship identification announcements in a series of ads required the licensee to make a payment of over $500,000. Uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, but the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification, broadcasting proper emergency alerts, and extending service to persons with disabilities. We cannot predict the effect of the FCC’s expanded enforcement efforts on the Company.

NATIONAL MEDIA

Our National Media segment represents our collection of national media brands including Katz, Midroll, and Newsy. Our national brands compete on emerging platforms and marketplaces where there is significant growth in both audience and revenue, such as over-the-top (OTT) or over-the-air (OTA) audio and video. OTT refers to the delivery of media over the internet. Consumers can access OTT content through apps on internet-connected devices such as computers, gaming consoles (such as PlayStation or Xbox), set-top boxes (such as Roku or Apple TV), smartphones, smart TVs and tablets. These marketplaces allow us to expand our national audience reach, enabling us to attract a variety of different advertisers.

Katz

Katz operates four over-the-air networks — Bounce, Escape, Grit and Laff. Katz was founded in 2011 by Jonathan Katz, a former Turner Broadcasting programming executive, with the launch of Bounce. The networks are primarily broadcast over-the-air on local broadcasters' digital sub-channels. They are also carried on some cable and satellite services. Each of the networks is a fast-growing, audience-targeted national broadcast network. Bounce is aimed at African-Americans; Grit airs action and adventure movies targeted at men; Escape runs true crime and documentaries targeting women; and Laff airs classic, well-loved comedies. Each of these Nielson rated networks reaches about 90 percent of all U.S. households as reported by Nielsen.

The primary source of revenue for Katz is through the sale of advertising to national customers. The advertising revenue generated depends on viewership ratings and the rate paid by customers for certain viewer demographics. Katz sells its advertising in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. In the scatter market, advertisers buy their spots closer to the time when the spots will run. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time the upfront sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Katz has carriage agreements with local television broadcasters to carry one or more of the Katz networks. These carriage agreements are generally for a five year term. Under these agreements, Katz either pays a fixed fee or a portion of revenues for the carriage rights.

For programming, Katz enters into agreements to license existing programming and movies, as well as producing several original shows.

Midroll

Midroll creates original podcasts and operates a network that generates revenue for more than 300 shows. A podcast is a digital audio recording, usually part of a themed series, which is downloaded most often to mobile devices. In 2017, more than 67 million Americans listened to a podcast at least monthly. Midroll’s listening platform, Stitcher, is a mobile app where consumers can stream the latest in news, sports, talk, and entertainment on demand. We expect continued investment at Midroll for our Stitcher app, creating a best-in-class user experience for both the podcast, listener and advertiser.

Midroll earns revenue from the sale of advertising on its original podcasts, which it creates and distributes through platforms such as its Stitcher app and the iPhone podcast app. Midroll also is expanding into branded content, in which Midroll partners with content creators and pairs them with brand advertisers to create podcasts targeted to their consumers, through the Midroll Brand Studio.

Other revenue sources include podcast agency services. Midroll acts as a sales and marketing representative by working with advertisers to connect them to a specific podcast based on the advertiser's desired target audience.

Midroll earns subscription revenue from the Stitcher Premium subscription service where users pay a standard monthly or annual fee for access to premium content and ad-free archived podcast episodes.

Newsy

Newsy is our national news network focused on bringing perspective and analysis to reporting on world and national news, including politics, entertainment, science and technology. It is targeted toward a younger audience. In 2017, we expanded Newsy's distribution to include cable, and by the end of the year, we reached agreements with cable and satellite operators to carry Newsy into 26 million households. We expect continued investment in Newsy as we look to increase distribution and enhance our products.

Newsy also is distributed widely on platforms providing over-the-top television service, including Hulu, Roku, Amazon Fire TV, Apple TV, Sling TV and Chromecast.

Newsy earns revenue from the sale of advertising on the platforms on which it is distributed. It also receives carriage fees from cable and satellite providers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers who receive the programming.

Newsy's programming strategy is to provide in-depth coverage of U.S. and world news targeted at 18-34 year-olds. As part of its cable launch, Newsy has created a programming lineup that includes shows such as the evening newsmagazine “The Why,” the morning show “The Day Ahead,” and the newsmaker spotlight program “30 Minutes With.” Newsy also produces investigative reports and documentaries.

Employees

As of December 31, 2017, we had approximately 4,100 full-time equivalent employees, of whom approximately 3,500 were with Local Media and 400 with National Media. Various labor unions represent approximately 400 employees, the majority of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be satisfactory.

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
The demand for advertising is sensitive to a number of factors, both locally and nationally, including the following:

•	The advertising and marketing spending by customers can be subject to seasonal and cyclical variations and are likely to be adversely affected during economic downturns.

•
Audiences continue to fragment in recent years as the broad distribution of cable and satellite television and the growth in over-the-top streaming services have greatly increased the options available to the public for accessing audio and video programming, including live sports. Continued fragmentation of audiences, and the growth of internet programming and streaming services, could adversely impact advertising rates, which will reflect the size and demographics of the audience reached by advertisers through our media businesses.

•
Television advertising revenues in even-numbered years benefit from political advertising, which is affected by campaign finance laws, as well as the competitiveness of specific political races in the markets where our television stations operate.

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
Programmatic advertising models that allow advertisers to buy audiences at scale or through automated processes may begin to play a more significant role in the advertising marketplace, and may cause downward pricing pressure, resulting in a loss of revenue that could materially adversely affect our local and national businesses.
Several national advertising agencies are employing an automated process known as “programmatic buying” to gain efficiencies and reduce costs related to buying advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model, where automation replaces existing pricing and allocation methods, could turn advertising inventory into a price-driven commodity, reducing the value of these relationships and related revenues. We cannot predict the pace at which programmatic buying will be adopted or utilized. Widespread adoption causing downward pricing pressure could result in a loss of revenue and materially adversely affect future operations.
Our media businesses operate in a changing and increasingly competitive environment. We will have to continually invest in new business initiatives and modify strategies to maintain our competitive position. Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.

The profile of video and audio audiences has shifted dramatically in recent years as viewers access news and other content online or through mobile devices and as they spend more discretionary time with social media. While slow and steady declines in audiences have been somewhat offset by growing viewership on digital platforms, digital advertising rates are typically much lower than broadcast advertising rates on a cost-per-thousand basis. This audience shift results in lower profit margins. To remain competitive, we believe we must adjust business strategies and invest in new business initiatives, particularly within digital media. Development of new products and services may require significant costs. The success of these initiatives depends on a number of factors, including timely development and market acceptance. Investments we make in new strategies and initiatives may not perform as expected.
We have made significant investments in our National Media business and expect to continue to make significant investments in those businesses in the coming years. The growth of these businesses depends upon our ability to attract and retain audiences and monetize those audiences through increased advertising and subscription revenues.

In recent years, we have acquired the Katz networks, Midroll and Newsy for an aggregate purchase price of almost $400 million. Our National Media businesses are not mature businesses and will require additional capital to gain distribution and build audiences. The markets for these businesses may not develop as we expect, or we may face greater competition than we anticipate. The success of these investments depends on a number of factors, including timely development and market acceptance of our programming and consumer preferences. Investments we make in our National Media business may not perform as expected.
The growth of direct content-to-consumer delivery channels may fragment our television audiences. This fragmentation could adversely impact advertising rates as well as cause a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our broadcast operations.
We deliver our television programming to our audiences over-the-air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the "Big 4" broadcast networks, cable networks such as HBO and Showtime, and new content developers, distributors and syndicators such as Amazon, Hulu and Netflix, are now able to deliver their programming directly to consumers, over-the-top (“OTT”). The delivery of content directly to a consumer allows them to bypass the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertisers. In addition, fewer subscribers of cable and satellite service providers would also impact the revenue we receive from retransmission consent agreements.

Widespread adoption of OTT by our audiences could result in a reduction of our advertising and retransmission revenues and affect our profitability.

The loss of affiliation agreements could adversely affect our Local Media operating results.

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

•
Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable operators and/or direct broadcast satellite carriers to carry the stations’ over-the-air signals or (2) enter into retransmission consent negotiations for carriage. At present, all of our stations have retransmission consent agreements with cable operators and satellite carriers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms, our ability to compete effectively may be adversely affected.

•
If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect operations. If the FCC fails to renew any of these licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue potential.

•
As discussed under Federal Regulation of Broadcasting, the FCC in 2017 completed an auction in which some television licensees voluntarily auctioned away their spectrum rights and 84 MHz of broadcast spectrum was reallocated to other uses. As a result, many television stations, including 17 Company-owned stations, must change their operating frequencies, and the FCC is setting tight deadlines for the completion of these facility changes in order to make the reallocated spectrum promptly available to the wireless service buyers. Depending on factors such as the availability of specialized technical assistance and custom-made equipment, weather issues, and, for stations near international borders, the cooperation of foreign governments, some stations could confront substantial costs and difficulty in completing these relocations within the allotted time, adversely affecting these stations’ over-the-air service. Scripps has timely applied for and received construction permits to complete the required changes for its stations and is expeditiously pursuing the steps necessary to complete this process, but we cannot predict whether unforeseen circumstances might delay implementation and have a material adverse effect on one or more station’s revenue potential.

•
As also discussed under Federal Regulation of Broadcasting, the FCC has adopted broadcasters’ proposal to permit the voluntary use of a new digital television transmission standard, ATSC 3.0, that is incompatible with the existing standard. Much uncertainty exists concerning the costs, benefits, and public acceptance of the services expected to become possible under this new standard, and television stations could be adversely affected by moving either too quickly or too slowly towards its adoption.

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
At December 31, 2017, the projected benefit obligations of our defined benefit pension plans exceeded plan assets by $190 million. Accrual of service credits are frozen under our defined benefit pension plans, including our supplemental executive retirement plans. These pension plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and 2009. Future volatility and disruption in the stock and bond markets could cause declines in the asset values of these plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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

Under the terms of the master agreement governing the Scripps/Journal transaction, we (as successor to Journal) will indemnify Journal Media Group, and Journal Media Group will indemnify us (as successor to Journal), for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master agreement that continued in effect after the April 1, 2015 closing. We (as successor to Journal) will indemnify Journal Media Group for all damages, liabilities and expenses incurred by it relating to the entities, assets and liabilities retained by Scripps or Journal, and Journal Media Group will indemnify us (as successor to Journal) for all damages, liabilities and expenses incurred by it relating to Journal Media Group’s entities, assets and liabilities.

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

The price and trading volume of our Class A Common shares may be volatile and subject to fluctuation. Some of the factors that could cause fluctuation in the stock price or trading volume of Class A Common shares include:

•	general market and economic conditions and market trends, including in the television broadcast industry, the national media marketplace and the financial markets generally;

•	the political, economic and social situation in the United States;

•	variations in quarterly operating results;

•	inability to meet revenue forecasts;

•	announcements by us or competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

•	adoption of new accounting standards affecting the media industry;

•	operations of competitors and the performance of competitors’ common stock;

•	litigation and governmental action involving or affecting us or our subsidiaries;

•	changes in financial estimates and recommendations by securities analysts;

•	recruitment of key personnel;

•	purchases or sales of blocks of our Class A Common shares;

•	operating and stock performance of companies that investors may consider to be comparable to us; and

•	changes in the regulatory environment, including rulemaking or other actions by the FCC.

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

We cannot be sure that a market for the Senior Notes will continue.

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

You cannot be sure that an active trading market will be sustained for any of the Senior Notes. The lack of any such trading market may adversely affect the trading prices of the Senior Notes.

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

As of December 31, 2017, we and the guarantors had approximately $702 million in aggregate principal amount of outstanding indebtedness (excluding intercompany debt), approximately $400 million of which constituted senior debt (including the Senior Notes), and none of which was secured. We have the ability to incur up to $125 million of indebtedness under our Credit Agreement all of which is secured indebtedness, effectively ranking senior to the Senior Notes to the extent of the value of the assets securing such indebtedness. Our Credit Agreement matures in April 2022. In addition, the terms of the indenture to be entered into in connection with the issuance of the Senior Notes will permit us to incur additional indebtedness, subject to our ability to meet certain conditions.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	43
President and Chief Executive Officer (since August 2017); Chief Operating Officer (November 2016 to August 2017); Senior Vice President, Digital (February 2013 to November 2016); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media, Television (2007 to 2011)

Lisa A. Knutson	52
Executive Vice President, Chief Financial Officer (since October 2017); Executive Vice President, Chief Strategy Officer (August 2017 to October 2017); Senior Vice President, Chief Administrative Officer (2011-2017); Senior Vice President, Human Resources (2008 to 2011)

William Appleton	69
Executive Vice President, General Counsel (since August 2017); Senior Vice President, General Counsel (July 2008 to August 2017); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)

Brian G. Lawlor	51	President, Local Media (since August 2017); Senior Vice President, Broadcast (January 2009 to August 2017); Vice President/General Manager of WPTV (2004 to 2008)
Douglas F. Lyons	61
Senior Vice President, Controller and Treasurer (since December 2017), Vice President, Controller (since July 2008) and Treasurer (since May 2015), Vice President, Finance and Administration (2006-2008), Director, Financial Reporting (1997-2006)

Laura M. Tomlin	42	Senior Vice President, National Media (since August 2017); Vice President, Digital Operations (2014 to 2017)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “SSP.” As of December 31, 2017, there were approximately 9,500 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).

The range of market prices of our Class A Common shares, which represents the high and low sales prices for each full quarterly period, are as follows:

	Quarter
	1st	2nd	3rd	4th

2017
Market price of common stock:
High	$23.59	$23.58	$20.05	$19.18
Low	18.20	16.88	17.11	14.02
Cash dividends per share of common stock	$—	$—	$—	$—
2016
Market price of common stock:
High	$19.25	$17.69	$17.80	$19.41
Low	15.59	14.66	14.93	12.62
Cash dividends per share of common stock	$—	$—	$—	$—
There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2017 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

10/1/17 — 10/31/17	106,000	$18.15	$1,923,723	$86,864,120
11/1/17 — 11/30/17	141,000	15.10	2,128,871	$84,735,249
12/1/17 — 12/31/17	137,000	15.54	2,129,220	$82,606,029
Total	384,000	$16.10	$6,181,814

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 31, 2018. At December 31, 2017, $82.6 million remained under the authorization.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2012, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of our newspaper business at April 1, 2015 is treated as a reinvestment of a special dividend pursuant to SEC rules.
We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Peer Group Index are Nexstar Broadcasting Group, TEGNA, Sinclair Broadcast Group, Tribune Media, Gray Television, Saga Communications and Beasley Broadcast Group. The Peer Group Index is weighted based on market capitalization.
Our peer group was revised in 2017 to exclude Media General, which was acquired by Nexstar Broadcasting Group.

COMPARISON OF CUMULATIVE TOTAL RETURN

The E.W. Scripps Company
S&P 500 Index - Total Returns
Peer Group
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017

ASSUMES $100 INVESTED ON DEC. 31, 2012
ASSUMES SPECIAL DIVIDEND REINVESTED

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

The E.W. Scripps Company	$100.00	$200.93	$206.75	$119.16	$202.62	$163.84
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group Index	100.00	213.91	196.14	184.80	178.82	222.61

Item 6.	Selected Financial Data
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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Shareholders.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Documents filed as part of this report:

(a)	The consolidated financial statements of The E.W. Scripps Company are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 28, 2018, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)	An exhibit index required by this item appears below.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	S-4	333-200388	2.1	11/20/2014
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of February 24, 2015)	DEF 14A	000-16914	Appendix	5/4/2015
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Amended and Restated 1997 Long-Term Incentive Plan	DEF 14A	000-16914	Appendix	6/13/2008
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	000-16914	10.07	12/31/2015
10.06	The E.W. Scripps Company Executive Severance Plan Amended and Restated as of February 23, 2015	8-K	000-16914	10.1	2/23/2015
10.07	The E.W. Scripps Company Employee Stock Purchase Plan	S-8	333-151963	99	6/26/2008
10.08	Amended and Restated Scripps Family Agreement dated May 19, 2015	SC 13D	005-43473	2	6/5/2015
10.09	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.10	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.11	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.12	Amendment to Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.1	11/4/2014
10.13	Employment Agreement between the Company and Adam P. Symson	8-K	000-16914	10.1	7/10/2017
10.14	Scripps Senior Executive Change in Control Plan, Amended and Restated effective February 23, 2015	10-K	000-16914	10.13	12/31/2016
10.15	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.16	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.17	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.18	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 1, 2015	8-K	000-16914	10.1	4/1/2015
10.19	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 11, 2015	10-K	000-16914	10.23	12/31/2015
10.20	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 13, 2016	10-K	000-16914	10.19	12/31/2016
10.21	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.22	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.23	Third Amended and Restated Credit Agreement dated as of April 28, 2017	8-K	000-16914	10.2	4/28/2017
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
101.INS	XBRL Instance Document (furnished herewith)	*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 28, 2018	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 28, 2018.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Lisa A. Knutson	Executive Vice President and Chief Financial Officer
Lisa A. Knutson

/s/ Douglas F. Lyons	Senior Vice President, Treasurer and Controller
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Richard A. Boehne	Chairman of the Board of Directors
Richard A. Boehne

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ J. Marvin Quin	Director
J. Marvin Quin

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Peter B. Thompson	Director
Peter B. Thompson

/s/ Kim Williams	Director
Kim Williams

The E.W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)

Summary of Operations (2)
Total operating revenues	$865	$869	$654	$499	$432
Income (loss) from continuing operations before income taxes	(32)	93	(112)	9	(22)
Income (loss) from continuing operations, net of tax	(12)	60	(74)	9	(10)
Depreciation and amortization of intangibles	(56)	(55)	(50)	(32)	(31)

Per Share Data
Income (loss) from continuing operations — basic and diluted basis	$(0.13)	$0.71	$(0.95)	$0.16	$(0.18)
Cash dividends	—	—	1.03	—	—

Market Value of Common Shares at December 31
Per share	$15.63	$19.33	$19.00	$22.35	$21.72
Total	1,276	1,585	1,591	1,274	1,217

Balance Sheet Data
Total assets	$2,130	$1,736	$1,706	$1,031	$966
Long-term debt (including current portion)	702	396	399	196	200
Equity	937	946	901	520	548
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2017, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis. The five-year financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

(1)	2017 — On October 2, 2017, we acquired the Katz networks. Operating results are included for periods after the acquisition.

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

2017 — As of December 31, 2017, our radio station group was classified as held for sale and presented as discontinued operations.

2015 — On April 1, 2015, we completed the spin-off of our newspaper business and its operations are presented as discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The consolidated financial statements and notes to consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements
Our Annual Report on Form 10-K contains certain forward-looking statements related to the company's businesses that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties, including changes in advertising demand and other economic conditions that could cause actual results to differ materially from the expectations expressed in forward-looking statements. Such forward-looking statements are made as of the date of this document and should be evaluated with the understanding of their inherent uncertainty. A detailed discussion of principal risks and uncertainties that may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors.” The company undertakes no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader, Midroll; next-generation national news network; Newsy, and four over-the-air broadcast networks, the Katz networks. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

On October 2, 2017, we acquired the Katz networks for $292 million, which is net of a 5% minority interest we owned prior to the transaction. Katz owns and operates four national broadcast networks — Bounce, Grit, Escape and Laff. We financed the acquisition with $300 million in new debt.

Newsy, our national news network focused on younger audiences, launched a major expansion into the cable and satellite marketplace, kicked off by Scripps’ acquisition of carriage contracts from the Retirement Living Television cable network in 2017.

At the end of 2017, we began a comprehensive restructuring of our local and national media brands to position the company for improved performance and continued growth. The reorganization, effective December 31, 2017, includes merging local television and digital operations into a Local Media division and the national brands into a National Media division. In the third quarter, we began a deep analysis of our operating divisions and corporate cost structure, our non-core assets and the opportunities for our national content brands. We are committed to improving operating performance in our local media business, supporting the growth ahead with our national businesses and serving our audiences with news and information across all media platforms.

We also announced plans at the end of 2017 to sell our radio station group, with Kalil & Co. retained to handle the process.

On February 15, 2018, we announced that we will initiate a quarterly dividend. Shareholders of record as of March 1, 2018, will receive a 5 cent per share dividend, payable on March 26, 2018. While we intend to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion of the Board of Directors.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2017	Change	2016	Change	2015

Operating revenues	$864,834	(0.5)%	$868,820	32.8%	$654,175
Employee compensation and benefits	(367,735)	7.0%	(343,570)	8.6%	(316,424)
Programming	(216,467)	29.6%	(166,986)	48.9%	(112,165)
Other expenses	(185,869)	6.9%	(173,797)	16.3%	(149,451)
Acquisition and related integration costs	—		(578)		(37,988)
Restructuring costs	(4,422)		—		—
Depreciation and amortization of intangibles	(56,343)		(55,204)		(49,791)
Impairment of goodwill and intangibles	(35,732)		—		(24,613)
Gains (losses), net on disposal of property and equipment	(169)		(480)		(305)
Operating income (loss)	(1,903)		128,205		(36,562)
Interest expense	(26,697)		(18,039)		(15,099)
Defined benefit pension plan expense	(14,112)		(14,332)		(58,674)
Miscellaneous, net	10,636		(2,646)		(1,421)
Income (loss) from continuing operations before income taxes	(32,076)		93,188		(111,756)
(Provision) benefit for income taxes	20,054		(33,266)		37,884
Income (loss) from continuing operations, net of tax	(12,022)		59,922		(73,872)
Income (loss) from discontinued operations, net of tax	(2,595)		7,313		(8,605)
Net income (loss)	(14,617)		67,235		(82,477)
Net income (loss) attributable to noncontrolling interest	(1,511)		—		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(13,106)		$67,235		$(82,477)
In the fourth quarter of 2017, we began the process to divest our radio business. As of December 31, 2017, we have classified the radio segment as held for sale in our Consolidated Balance Sheets and reported its results of operations in discontinued operations in our Consolidated Statements of Operations.

Katz, Cracked and Midroll were acquired on October 2, 2017, April 12, 2016 and July 22, 2015, respectively, and are collectively referred to as the “acquired National Media operations.” The Company completed its acquisition of the Journal television stations on April 1, 2015, which are referred to as the “acquired stations.” The inclusion of operating results from these businesses for the periods subsequent to their acquisitions impacts the comparability of our consolidated and segment operating results.
2017 compared with 2016

Operating revenues were comparable year-over-year. We had higher retransmission and carriage revenues of $39 million and revenues in our National Media group increased more than $52 million. The increase in our National Media group revenues include $41 million of revenues from Katz. These increases were offset by $92 million of lower political revenues from our Local Media group in a non-political year.

Employee compensation and benefits increased 7.0% in 2017, primarily driven by the expansion of our National Media group, including almost $5 million related to Katz.

Programming expense increased nearly 30% in 2017, primarily due to $22 million of higher network affiliation fees and additional programming cost from Katz. Network affiliation fees increased due to contractual rate increases.

Other expenses increased 6.9% in 2017 compared to the prior year, most of which was driven by Katz.

Depreciation and amortization expense increased slightly from $55 million in 2016 to $56 million in 2017 due to the acquisition of Katz.

Restructuring of $4.4 million includes $3.5 million for severance associated with a change in senior management and other employee groups, as well as outside consulting fees associated with the realignment of the Local and National Media businesses.

The slower development of our original operating model created indications of impairment of Cracked's goodwill in 2017. We concluded that the fair value of Cracked did not exceed its carrying value and recorded a $29 million non-cash charge to reduce the carrying value of goodwill and a $6 million charge to reduce the value of intangible assets.

Interest expense increased in 2017 due to a $2.4 million write-off of loan fees associated with our old Term Loan B which was refinanced in the second quarter of 2017, the higher interest rate on our new senior secured notes and additional interest on new debt issued to finance the Katz acquisition.

Miscellaneous, net increased in 2017 due to a $5.4 million gain on the change in control when we acquired Katz, $3.0 million gain from the sale of our newspaper syndication business and a $3.2 million gain to adjust the purchase price earn out for Midroll.

The effective income tax rate was 62.5% and 35.7% for 2017 and 2016, respectively. State taxes and non-deductible expenses impacted our effective rate. In 2017, we had a provisional estimated benefit of $4.2 million from the change in federal income tax rates for the enactment of the Tax Cuts and Jobs Act which reduced the corporate income tax rate from 35% to 21%. Our effective income tax rates for 2017 and 2016 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2017 and 2016, we recognized $1.1 million and $0.9 million, respectively, of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions. In addition, our 2016 provision includes $1.7 million of excess tax benefits from the exercise and vesting of share-based compensation awards.
2016 compared with 2015

Operating revenues increased 33% in 2016 due to an increase of almost $92 million in political advertising revenues, higher retransmission and carriage revenues, as well as the full year impact of the acquired stations and acquired National Media operations. The comparability of year-over-year revenues was impacted by $50 million of revenues from the acquired stations and $18 million of revenues from the acquired National Media operations. Retransmission and carriage revenues, excluding the impact of the acquired stations, increased almost $70 million due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering 3 million households were effective at the beginning of 2016 and contracts covering an additional 3 million households were effective in the fourth quarter of 2016.

Employee compensation and benefits increased 8.6% in 2016, primarily driven by the full year impact of the acquired stations and acquired National Media operations.

Programming expense increased 49% in 2016, primarily due to the full year impact of the acquired stations and higher network affiliation fees. Programming costs of the acquired stations was $9.1 million of the increase year-over-year. The remainder of the increase for the year was from higher network affiliation license fees of $47 million, which was partially offset by lower syndicated programming expense.

Other expenses increased approximately 16% in 2016 compared to prior year, most of which was driven by the full year impact of the acquired stations and the acquired National Media operations.

Acquisition and related integration costs of $0.6 million in 2016 and $38 million in 2015 include costs for spinning off our newspaper operations and costs associated with acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired businesses.

Depreciation and amortization expense increased from $50 million in 2015 to $55 million in 2016 due to a full year of expense from the acquired stations, as well as the impact of the acquired National Media operations.

In 2015, we recorded a $25 million non-cash charge to reduce the carrying value of goodwill and certain intangible assets associated with Newsy and a smaller business.

Defined benefit pension plan expense decreased by $44 million from 2015 to 2016. In 2015, defined benefit pension plan expense included a $45.7 million non-cash settlement charge for the lump-sum pension benefit payments made to certain pension participants and a $1.1 million curtailment charge resulting from the spin-off of our newspaper business. The 2016 results included a full year of expense from the pension plans acquired in the Journal transactions.

Interest expense increased year-over-year due to the increased debt related to the Journal Acquisition.

The effective income tax rate was 35.7% and 33.9% for 2016 and 2015, respectively. State taxes and non-deductible expenses impacted our effective rate. Certain portions of the transaction costs we incurred in connection with the Journal transactions in 2015 are not deductible and the 2015 write-down in the carrying value of Newsy goodwill is not deductible for income taxes. In addition, our effective income tax rates for 2016 and 2015 were impacted by tax settlements and changes in our reserve for uncertain tax positions. In 2016 and 2015, we recognized $0.9 million and $2.5 million, respectively, of previously unrecognized tax benefits upon settlement of tax audits or upon the lapse of the statutes of limitations in certain jurisdictions. In addition, our 2016 provision includes $1.7 million of excess tax benefits from the exercise and vesting of share-based compensation awards.

Discontinued Operations

Discontinued operations reflect the historical results of our radio operations, which are classified as held for sale and discontinued operations, as well as our newspaper operations, which were spun-off on April 1, 2015.

The 2017 results of discontinued operations include an $8 million goodwill impairment charge for our radio operations.

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
Effective December 31, 2017, we realigned our businesses into a new internal organization and began reporting to reflect this new structure. Under the new structure we have the following reportable segments: Local Media, National Media and Other. We have recast the operating results for all periods to reflect this change.
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2017	Change	2016	Change	2015

Segment operating revenues:
Local Media	$779,205	(6.8)%	$836,154	31.2%	$637,251
National Media	80,174	187.1%	27,929	114.6%	13,014
Other	5,455	15.2%	4,737	21.2%	3,910
Total operating revenues	$864,834		$868,820		$654,175
Segment profit (loss):
Local Media	$156,890		$243,298		$127,597
National Media	(9,260)		(10,156)		(2,448)
Other	(2,361)		(2,513)		(3,729)
Shared services and corporate	(50,506)		(46,162)		(45,285)
Acquisition and related integration costs	—		(578)		(37,988)
Restructuring costs	(4,422)		—		—
Depreciation and amortization of intangibles	(56,343)		(55,204)		(49,791)
Impairment of goodwill and intangibles	(35,732)		—		(24,613)
Gains (losses), net on disposal of property and equipment	(169)		(480)		(305)
Interest expense	(26,697)		(18,039)		(15,099)
Defined benefit pension plan expense	(14,112)		(14,332)		(58,674)
Miscellaneous, net	10,636		(2,646)		(1,421)
Income (loss) from continuing operations before income taxes	$(32,076)		$93,188		$(111,756)

Local Media — Our Local Media segment includes fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast local and national internally produced programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
The operating performance of our Local Media group is most affected by local and national economic conditions, particularly conditions within the automotive, services and retail categories, and by the volume of advertising purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2017	Change	2016	Change	2015

Segment operating revenues:
Core advertising	$493,462	(1.3)%	$500,091	4.2%	$480,133
Political	8,651		100,761		9,151
Retransmission	259,499	17.6%	220,723	61.6%	136,571
Other revenue	17,593	20.7%	14,579	27.9%	11,396
Total operating revenues	779,205	(6.8)%	836,154	31.2%	637,251
Segment costs and expenses:
Employee compensation and benefits	287,758	2.1%	281,956	4.3%	270,203
Programming	186,945	14.8%	162,821	47.1%	110,722
Other expenses	147,612	(0.3)%	148,079	15.0%	128,729
Total costs and expenses	622,315	5.0%	592,856	16.3%	509,654
Segment profit	$156,890		$243,298		$127,597
2017 compared with 2016
Revenues

Total Local Media revenues decreased 6.8% in 2017. Core advertising, which includes local and national spot revenues, as well as revenues from our digital sites, decreased by $6.6 million in 2017. The decrease was from weakness in our retail, food stores, media and auto categories, offset by improvement in communications, home improvement and services. Political revenues decreased by $92 million year-over-year in a non-presidential election year.

Retransmission revenues increased by almost $39 million as a result of contractual rate increases, more than offsetting a slight decline in subscribers. Retransmission contracts with cable and satellite television systems with 3 million subscribers were renewed in the fourth quarter of 2016. While we had not previously seen any significant declines in subscribers reported to us by cable and satellite television operators, we began to see declines as second quarter subscriber counts were reported to us in the third quarter.

Other revenues increased from an additional $3 million of fees we receive for a news production and services agreement. Upon the acquisition of Katz, we no longer receive carriage fees from the Katz networks which accounted for $8 million of other revenue in 2017.

Costs and expenses

Employee compensation and benefits increased 2.1% in 2017, primarily from merit increases and higher benefit costs.

Programming expense, which includes our network affiliation fees and other programming costs, increased nearly 15% in 2017 primarily due to $22 million of higher network affiliation license fees and the cost of producing our new show, Pickler & Ben. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.
2016 compared with 2015

The Company completed its acquisition of the Journal television stations on April 1, 2015. The inclusion of operating results from this transaction for the periods subsequent to the acquisitions impacts the comparability of the Local Media division operating results.
Revenues

Total Local Media revenues increased 31% in 2016. The comparability of year-over-year revenues was impacted by $49 million of revenues from the acquired stations. Increased retransmission revenues and higher political revenues in a presidential-election year drove most of the remaining year-over-year increase. Retransmission revenues, excluding the full year impact of the acquired stations, increased almost $70 million due to the renewal of retransmission agreements with higher rates and contractual rate increases. Rate increases from the renewal of contracts covering 3 million households were effective at the beginning of 2016 and contracts covering an additional 3 million households were effective in the fourth quarter of 2016.

Costs and expenses

Employee compensation and benefits increased 4.3% in 2016. The increase was primarily from $15.9 million of incremental compensation and benefits from the full year impact of the acquired stations for the first quarter of 2016.

Programming expense increased 47% in 2016 primarily due to the full year impact of the acquired stations and higher network fees. Programming costs of the acquired stations accounted for $9.1 million of the year-over-year increase. The remainder of the increase was from higher network affiliation license fees of $47 million, partially offset by lower syndicated programming expense.

Other expenses increased nearly 15% in 2016 primarily due to higher general operating expenses and the full year impact of the acquired stations.

National Media — Our National Media segment is comprised of the operations of our national media businesses including over-the-air broadcast networks, Katz, our podcast business, Midroll, next generation national news network, Newsy, and other national brands. Our National Media group earns revenue primarily through the sale of advertising.

Operating results for our National Media segment were as follows:

	For the years ended December 31,
(in thousands)	2017	Change	2016	Change	2015

Segment operating revenues:
Katz	$40,975		$—		$—
Midroll	18,232	29.4%	14,093	209.3%	4,557
Newsy	10,089	109.9%	4,806	31.4%	3,658
Other revenue	10,878	20.5%	9,030	88.2%	4,799
Total operating revenues	80,174	187.1%	27,929	114.6%	13,014
Segment costs and expenses:
Employee compensation and benefits	31,121	49.9%	20,767	129.3%	9,057
Programming	29,522		4,165	188.6%	1,443
Other expenses	28,791	118.9%	13,153	165.1%	4,962
Total costs and expenses	89,434	134.8%	38,085	146.3%	15,462
Segment loss	$(9,260)		$(10,156)		$(2,448)

Our National Media businesses, Katz, Cracked and Midroll, were acquired on October 2, 2017, April 12, 2016 and July 22, 2015, respectively. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our National Media segment operating results.
2017 compared with 2016

Revenues

Revenues increased 187%, or $52 million, in 2017. The revenues from Katz reflect the three months of revenues since our acquisition. Excluding the results of Katz, revenues increased over 40% year-over-year, driven by Midroll and Newsy. Midroll's revenues increased from advertising growth from existing podcasts, as well as adding new titles to its portfolio primarily through shows in our podcast network. Newsy's revenues increased primarily from the growth of advertising of over-the-top platforms, as well as the new revenues from expansion into cable in the fourth quarter of 2017. The increase in other revenue is primarily from growth in our lifestyle brands.

Cost and Expenses

Costs and expenses increased 135% in 2017, primarily due to the impact of Katz. Excluding the results of Katz, expenses increased approximately 41% for the year.

Employee compensation and benefits increased due to the impact of the Katz acquisition, as well as hiring people for our other National Media businesses.

Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The increase is primarily due to Katz's programming costs since its acquisition and additional programming costs for our podcast business.

2016 compared with 2015

Revenues

Revenues increased 115%, or $15 million, in 2016. A full year of revenue for Midroll and Newsy accounted for the increase.

Cost and Expenses

Costs and expenses increased 146% in 2016, primarily due to the impact of the acquisitions of Cracked and Midroll, and costs from expanding Newsy's editorial staff and marketing efforts.

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

2017 to 2016

Shared services and corporate expenses were up year-over-year with $50.5 million in 2017, up from $46.2 million in 2016.

2016 to 2015

Shared services and corporate expenses were comparable year-over-year at $46.2 million in 2016 and $45.3 million in 2015.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$(14,617)	$67,235	$(82,477)
Income (loss) from discontinued operations, net of tax	(2,595)	7,313	(8,605)
Income (loss) from continuing operations, net of tax	(12,022)	59,922	(73,872)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	56,343	55,204	49,791
Impairment of goodwill and intangibles	35,732	—	24,613
Gain on disposition of investments	(6,106)	—	—
(Gains) losses on sale of property and equipment	169	480	305
Deferred income taxes	(16,084)	38,794	(26,210)
Stock and deferred compensation plans	15,872	10,857	9,873
Pension expense, net of payments	(6,738)	4,936	58,358
Other changes in certain working capital accounts, net	(20,508)	(34,861)	(40,434)
Miscellaneous, net	(16,473)	565	602
Net cash provided by continuing operating activities	30,185	135,897	3,026
Net cash provided by discontinued operating activities	10,667	10,596	5,844
Net operating activities	$40,852	$146,493	$8,870

2017 to 2016

The $106 million decrease in cash provided by continuing operating activities was primarily attributable to a $90 million year-over-year decrease in segment profit and changes in working capital in 2017 compared to 2016. Additionally, in 2017 and 2016, we contributed $21 million and $10 million, respectively, to our pension plans. In 2017, we made $6 million in payments to cable companies for agreeing to carry the Newsy network.

2016 to 2015

The $133 million increase in cash provided by continuing operating activities was primarily attributable to an $109 million year-over-year increase in segment profit, $38 million of acquisition and related costs incurred in 2015 that were not repeated in 2016 and changes in working capital in 2016 compared to 2015. These items were partially offset by $10 million of contributions made to our pension plans in 2016.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(280,940)	$(43,500)	$(46,838)
Proceeds from sale of property held for sale	—	—	14,500
Additions to property and equipment	(17,932)	(25,911)	(20,788)
Acquisition of intangibles	(9,745)	—	—
Purchase of investments	(836)	(2,128)	(7,658)
Miscellaneous, net	12,886	147	3,300
Net cash used in continuing investing activities	(296,567)	(71,392)	(57,484)
Net cash used in discontinued investing activities	(2,500)	(2,036)	(3,878)
Net investing activities	$(299,067)	$(73,428)	$(61,362)

In 2017, 2016 and 2015 we used $297 million, $71 million and $57 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from investing activities for the years presented are described below.

•	In 2017, we paid $9.7 million to acquire cable and satellite carriage rights for the launch of our Newsy cable network.

•	In 2017, we acquired Katz for $281 million, net of cash acquired.

•	In 2016, we acquired Cracked for $39 million and Stitcher for $4.5 million.

•	In 2015, we acquired Midroll for $50 million.

•	In 2015, we invested $5 million for a minority interest in Katz.

•	In 2015, we received $14.5 million in proceeds from the sale of the Fox affiliate located in Boise, ID, which had been placed in a divestiture trust as part of the Journal transactions.

We expect to begin to incur capital expenditures starting in 2018 related to the repacking process resulting from the FCC's auction of broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals as viewed in their markets. We received letters from the FCC in February 2017, notifying us that 17 of our stations have been assigned to new channels. The legislation authorizing the incentive auction provides the FCC with a $1.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. While we expect much of the costs of the repack to be covered by the fund, we can not predict if the fund will be sufficient to cover all of our expenses, or if Congress will appropriate additional funds. We currently expect to spend approximately $55 million through the end of 2020 of which approximately $16 million will be incurred in 2018. Based on the current amount that has been funded, we expect to be reimbursed for $45 million to $50 million from the FCC fund.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$700,000	$—	$200,000
Payments on long-term debt	(393,927)	(6,635)	(122,406)
Payments of financing costs	(9,671)	—	(2,592)
Dividends paid	—	—	(59,523)
Repurchase of Class A Common shares	(17,885)	(44,401)	(16,222)
Proceeds from employee stock options	1,461	4,641	7,249
Tax payments related to shares withheld for vested stock and RSUs	(4,576)	(2,681)	(5,237)
Miscellaneous, net	(2,840)	(4,258)	575
Net cash provided by (used in) continuing financing activities	$272,562	$(53,334)	$1,844

For continuing financing activities, cash provided by financing activities was $273 million and $2 million in 2017 and 2015, respectively, while cash used in financing activities was $53 million in 2016. The primary factors affecting our cash flows from financing activities are described below.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay an outstanding term loan B, for payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants, which we were in compliance with at December 31, 2017 and 2016.

On October 2, 2017, we issued a $300 million Term Loan B, which matures in October 2024. Interest is payable on the Term Loan B at a rate based on LIBOR, plus a fixed margin of 2.25%. The Term loan B requires annual principal payments of $3 million.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at December 31, 2017 and 2016.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of December 31, 2017, we were not required to make additional principal payments for excess cash flow.
In 2015, we used the proceeds from an incremental $200 million loan to pay off the $116 million Journal term loan assumed in connection with the Journal acquisition, fund the $60 million special dividend paid to the Scripps shareholders in connection with the Journal transactions and pay transaction expenses.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 31, 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under this and previous authorizations, we repurchased $17.9 million of shares at prices ranging from $14.05 and $23.01 per share, $44.4 million of shares at prices ranging from $12.84 to $19.51 per share and $16.2 million of shares at prices ranging from $15.92 to $24.96 per share in 2017, 2016 and 2015, respectively. As of December 31, 2017, we have $83 million outstanding under the current authorization.

In 2017, 2016 and 2015, we received $1 million, $5 million and $7 million, respectively, of proceeds from the exercise of employee stock options.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $24 million in 2018 to our defined benefit pension plans, including our SERPs.
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

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2017 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$5,656	$6,000	$6,000	$684,250	$701,906
Interest on debt	32,018	63,404	62,946	72,766	231,134
Programming:
Program licenses, network affiliations and other programming commitments	262,279	190,524	10,921	65	463,789
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	2,854	2,690	2,584	12,442	20,570
Employment and talent contracts	45,846	41,101	1,958	—	88,905
Operating leases:
Noncancelable	4,464	7,300	2,739	5,200	19,703
Cancelable	5,839	10,812	8,950	7,753	33,354
Pension obligations:
Minimum pension funding	23,957	50,322	50,061	89,446	213,786
Other commitments:
Noncancelable purchase and service commitments	33,550	34,464	130	—	68,144
Other purchase and service commitments	76,574	105,000	52,947	—	234,521
Total contractual cash obligations	$493,037	$511,617	$199,236	$871,922	$2,075,812

Long-term debt — Long-term debt includes the $400 million of unsecured senior notes, $299 million outstanding balance of our term loan B and $3 million of unsecured subordinated notes payable. The senior unsecured notes bear an interest rate of 5.125% per annum. Our term loan B bears interest at rates based on LIBOR plus a fixed margin of 2.25%. The rate on our term loan B was 3.82% at December 31, 2017. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of approximately $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2017, we were not required to make any additional principal payments for excess cash flow.

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
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2017, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2023-2027. While benefit payments under these plans are expected to continue beyond 2027, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2017, our reserves for income taxes totaled $0.6 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

Katz has carriage agreements with local television broadcasters to carry one or more of the Katz networks. These carriage agreements are generally for a five year term. Under these agreements, Katz either pays a fixed fee or a portion of revenues for the carriage rights.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2017. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. At December 31, 2017, we had $756 million of goodwill. If the fair value of the reporting unit is less than its carrying value, we may be required to record an impairment charge.
The following is goodwill by reporting unit as of December 31, 2017:

(in thousands)

Local Media group	$491,000
Katz	210,000
Midroll	47,000
Newsy	8,000
Total goodwill	$756,000

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our television reporting unit exceeded its carrying value by over 50% and our other reporting units exceeded their carrying value by over 25%, except for Katz. The carrying value of Katz approximates it fair value due to its recent acquisition.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2017, the carrying value of our television FCC licenses was $157 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 0.5% increase in the discount rate would reduce the aggregate fair value of the FCC licenses by more than $25 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value.
Pension Plans — We sponsor two noncontributory defined benefit pension plans as well as two non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both of the defined benefit plans and the SERPs have frozen the accrual of future benefits. Defined benefit pension plan expense for the plans was $14.1 million in 2017, $14.3 million in 2016 and $58.7 million in 2015.
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
The assumptions used in accounting for our defined benefit pension plans for 2017 and 2016 are as follows:

	2017	2016

Discount rate for expense	4.26%	4.55%
Discount rate for obligations	3.70%	4.26%
Long-term rate of return on plan assets for expense	4.20%-4.30%	4.50%-4.65%

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

For our defined benefit pension plans, as of December 31, 2017, a half percent increase or decrease in the discount rate would have the following effect:

(in thousands)	0.5% Increase	0.5% Decrease

Effect on 2018 total pension expense	$400	$(600)
Effect on pension benefit obligation as of December 31, 2017	(40,000)	44,000

Under our asset allocation strategy approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5% change in the 2018 expected long-term rate of return on plan assets would increase or decrease our 2018 pension expense by approximately $2.2 million.
We had cumulative unrecognized actuarial losses for our pension plans of $136 million at December 31, 2017. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2017, we had an actuarial gain of $10 million. Based on our current assumptions, we anticipate that 2018 pension expense will include $4 million in amortization of unrecognized actuarial losses.

Recently Adopted Standards and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the statement of operations. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The service cost is presented with other current compensation costs in the statement of operations, while the other components are presented outside of income from operations. We elected to retrospectively adopt this guidance as of January 1, 2017. We do not have any service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure the amount of impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to adopt this guidance as of January 1, 2017.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification in the statement of cash flows. We elected to adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015.

In January 2017, the FASB issued new guidance to clarify the definition of a business for acquisitions, with the intent to make application of the guidance more consistent and cost-efficient. We elected to adopt this guidance as of June 30, 2017, for acquisitions subsequent to our adoption date. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

In February 2018, the FASB issued new guidance that permits companies to reclassify the disproportionate tax effect in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017. We have adopted this guidance as of December 31, 2017. The impact of the adoption was to reclassify $19.4 million of tax effects related to our defined benefits plans from AOCI to retained earnings.

Recently Issued Accounting Standards — In August 2016, the FASB issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated statements of cash flows.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are finalizing our assessment of the impact this new guidance will have on our consolidated financial statements. We expect to retrospectively apply this guidance. We do not expect that the adoption of this guidance will impact the timing of our revenue recognition. We do expect to have no more than $20 million of additional revenues in prior years from the impact of recording some revenue transactions on a gross basis that were previously recorded on a net basis. We expect that the adoption of the new standard will also require expanded footnote disclosure.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	400,000	—	—
Term loan B	299,250	300,935	390,521	390,521
Unsecured subordinated promissory notes	2,656	2,637	5,312	4,993
Long-term debt, including current portion	$701,906	$703,572	$395,833	$395,514

Financial instruments subject to market value risk:
Investments held at cost	$4,603	(a)	$10,774	(a)

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
We acquired the Katz networks on October 2, 2017. This business has total assets of approximately $427 million, or 20%, of our total assets as of December 31, 2017 and revenues of $41 million, or 5%, of our total revenues for the year ended December 31, 2017. We have excluded this business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2017.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2017. This report appears on page F-26.
Date: February 28, 2018
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Lisa A. Knutson
Lisa A. Knutson
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2018

We have served as the Company’s auditor since at least 1961; however, the specific year has not been determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Katz networks, which were acquired on October 2, 2017 and whose total assets constitute approximately $427 million, or 20% of the Company’s total assets as of December 31, 2017 and revenues of $41 million, or 5% of the Company’s total revenues for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at the Katz networks.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2018

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$148,699	$134,352
Accounts and notes receivable (less allowances — $1,949 and $1,490)	245,365	178,537
Licensed programming	53,468	3,207
Miscellaneous	21,998	15,578
Assets held for sale — current	136,004	14,221
Total current assets	605,534	345,895
Investments	7,699	14,221
Property and equipment	209,995	225,437
Goodwill	755,949	575,780
Other intangible assets	425,975	412,551
Licensed programming (less current portion)	85,269	1,796
Deferred income taxes	20,076	16,608
Miscellaneous	19,051	11,798
Assets held for sale — noncurrent	—	131,820
Total Assets	$2,129,548	$1,735,906

Liabilities and Equity
Current liabilities:
Accounts payable	$23,647	$15,976
Customer deposits and unearned revenue	7,353	6,410
Current portion of long-term debt	5,656	6,571
Accrued liabilities:
Employee compensation and benefits	41,939	31,198
Miscellaneous	44,396	18,285
Program license liability	58,176	10,665
Other current liabilities	10,085	12,146
Liabilities held for sale — current	19,536	2,880
Total current liabilities	210,788	104,131
Long-term debt (less current portion)	687,619	386,614
Other liabilities (less current portion)	293,656	273,929
Liabilities held for sale — noncurrent	—	25,297
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2017 - 69,699,105 shares; 2016 - 70,042,300 shares	697	700
Voting — authorized: 60,000,000 shares; issued and outstanding: 2017 - 11,932,722 shares; 2016 - 11,932,722 shares	119	119
Total	816	819
Additional paid-in capital	1,129,020	1,132,540
Accumulated deficit	(90,061)	(94,077)
Accumulated other comprehensive loss, net of income taxes	(102,922)	(93,347)
Total The E.W. Scripps Company shareholders' equity	936,853	945,935
Noncontrolling interest	632	—
Total equity	937,485	945,935
Total Liabilities and Equity	$2,129,548	$1,735,906

See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2017	2016	2015

Operating Revenues:
Advertising	$564,708	$609,612	$489,246
Retransmission and carriage	259,712	220,723	136,571
Other	40,414	38,485	28,358
Total operating revenues	864,834	868,820	654,175
Costs and Expenses:
Employee compensation and benefits	367,735	343,570	316,424
Programming	216,467	166,986	112,165
Other expenses	185,869	173,797	149,451
Acquisition and related integration costs	—	578	37,988
Restructuring costs	4,422	—	—
Total costs and expenses	774,493	684,931	616,028
Depreciation, Amortization, and (Gains) Losses:
Depreciation	34,049	32,474	32,812
Amortization of intangible assets	22,294	22,730	16,979
Impairment of goodwill and intangibles	35,732	—	24,613
(Gains) losses, net on disposal of property and equipment	169	480	305
Net depreciation, amortization, and (gains) losses	92,244	55,684	74,709
Operating income (loss)	(1,903)	128,205	(36,562)
Interest expense	(26,697)	(18,039)	(15,099)
Defined benefit pension plan expense	(14,112)	(14,332)	(58,674)
Miscellaneous, net	10,636	(2,646)	(1,421)
Income (loss) from continuing operations before income taxes	(32,076)	93,188	(111,756)
Provision (benefit) for income taxes	(20,054)	33,266	(37,884)
Income (loss) from continuing operations, net of tax	(12,022)	59,922	(73,872)
Income (loss) from discontinued operations, net of tax	(2,595)	7,313	(8,605)
Net income (loss)	(14,617)	67,235	(82,477)
Net income (loss) attributable to noncontrolling interest	(1,511)	—	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(13,106)	$67,235	$(82,477)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.13)	$0.71	$(0.95)
Income (loss) from discontinued operations	(0.03)	0.09	(0.11)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.16)	$0.80	$(1.06)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.13)	$0.71	$(0.95)
Income (loss) from discontinued operations	(0.03)	0.09	(0.11)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.16)	$0.80	$(1.06)

Weighted average shares outstanding:
Basic	82,052	83,339	77,373
Diluted	82,052	83,639	77,373
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2017	2016	2015

Net income (loss)	$(14,617)	$67,235	$(82,477)
Changes in fair value of derivative, net of tax of $0, $142 and $148	—	242	237
Changes in defined benefit pension plans, net of tax of $4,152, $(2,455), and $21,139	10,150	(3,936)	33,825
Other	(355)	149	253
Total comprehensive income (loss)	(4,822)	63,690	(48,162)
Less comprehensive income (loss) attributable to noncontrolling interest	(1,511)	—	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(3,311)	$63,690	$(48,162)
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2017	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$(14,617)	$67,235	$(82,477)
Income (loss) from discontinued operations, net of tax	(2,595)	7,313	(8,605)
Income (loss) from continuing operations, net of tax	(12,022)	59,922	(73,872)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	56,343	55,204	49,791
Impairment of goodwill and intangibles	35,732	—	24,613
Gain on disposition of investments	(6,106)	—	—
(Gains) losses on sale of property and equipment	169	480	305
Deferred income taxes	(16,084)	38,794	(26,210)
Stock and deferred compensation plans	15,872	10,857	9,873
Pension expense, net of payments	(6,738)	4,936	58,358
Other changes in certain working capital accounts, net	(20,508)	(34,861)	(40,434)
Miscellaneous, net	(16,473)	565	602
Net cash provided by continuing operating activities	30,185	135,897	3,026
Net cash provided by discontinued operating activities	10,667	10,596	5,844
Net operating activities	40,852	146,493	8,870
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(280,940)	(43,500)	(46,838)
Proceeds from sale of property held for sale	—	—	14,500
Additions to property and equipment	(17,932)	(25,911)	(20,788)
Acquisition of intangibles	(9,745)	—	—
Purchase of investments	(836)	(2,128)	(7,658)
Miscellaneous, net	12,886	147	3,300
Net cash used in continuing investing activities	(296,567)	(71,392)	(57,484)
Net cash used in discontinued investing activities	(2,500)	(2,036)	(3,878)
Net investing activities	(299,067)	(73,428)	(61,362)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	700,000	—	200,000
Payments on long-term debt	(393,927)	(6,635)	(122,406)
Payments of financing costs	(9,671)	—	(2,592)
Dividends paid	—	—	(59,523)
Repurchase of Class A Common shares	(17,885)	(44,401)	(16,222)
Proceeds from employee stock options	1,461	4,641	7,249
Tax payments related to shares withheld for vested stock and RSUs	(4,576)	(2,681)	(5,237)
Miscellaneous, net	(2,840)	(4,258)	575
Net cash provided by (used in) continuing financing activities	272,562	(53,334)	1,844
Increase (decrease) in cash, cash equivalents and restricted cash	14,347	19,731	(50,648)
Cash, cash equivalents and restricted cash:
Beginning of year	134,352	114,621	165,269
End of year	$148,699	$134,352	$114,621
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

As of December 31, 2014	$570	$525,456	$118,693	$(126,443)	$1,657	$519,933
Net loss	—	—	(82,477)	—	—	(82,477)
Changes in defined benefit pension plans	—	—	—	33,825	—	33,825
Change in fair value of derivative	—	—	—	237	—	237
Cash dividends: declared and paid - $1.03 per share	—	—	(59,523)	—	—	(59,523)
Shares issued for acquisition: 26,350,993	263	635,737	—	—	—	636,000
Spin-off of Newspapers	—	—	(143,511)	2,326	(1,657)	(142,842)
Repurchase 839,859 Class A Common Shares	(8)	(8,994)	(7,220)	—	—	(16,222)
Compensation plans: 1,313,313 net shares issued*	13	11,786	—	—	—	11,799
Other	—	—	—	253	—	253
As of December 31, 2015, as originally reported	838	1,163,985	(174,038)	(89,802)	—	900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Net income	—	—	67,235	—	—	67,235
Changes in defined benefit pension plans	—	—	—	(3,936)	—	(3,936)
Change in fair value of derivative	—	—	—	242	—	242
Repurchase 2,711,865 Class A Common Shares	(27)	(42,292)	(2,082)	—	—	(44,401)
Compensation plans: 867,196 net shares issued*	8	10,905	—	—	—	10,913
Other	—	—	—	149	—	149
As of December 31, 2016	819	1,132,540	(94,077)	(93,347)	—	945,935
Minority interest contribution to subsidiary	—	—	—	—	2,143	2,143
Net loss	—	—	(13,106)	—	(1,511)	(14,617)
Changes in defined benefit pension plans	—	—	—	10,150	—	10,150
Repurchase 1,004,451 Class A Common Shares	(10)	(15,627)	(2,248)	—	—	(17,885)
Compensation plans: 661,256 net shares issued *	7	12,107	—	—	—	12,114
Reclassification of disproportionate tax effects from AOCL	—	—	19,370	(19,370)	—	—
Other	—	—	—	(355)	—	(355)
As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
* Net of tax payments related to shares withheld for vested stock and RSUs of $4,576 in 2017, $2,681 in 2016 and $5,237 in 2015.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, National Media and Other.
On April 1, 2015, we distributed our newspaper business to our shareholders in a tax-free spin-off. In the fourth quarter of 2017, we began the process to divest our radio business. As of December 31, 2017, we have classified the radio segment as held for sale in our Consolidated Balance Sheets and reported its results as discontinued operations in our Consolidated Statement of Operations. For additional information on the spin-off of our newspaper business and our radio business classified as held for sale, see Note 21.
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows.
We derive approximately
65% of our operating revenues from marketing services, including advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Consolidation — The consolidated financial statements include the accounts of The E.W. Scripps Company and its majority-owned subsidiary companies. Investments in 20%-to-50%-owned companies where we exert significant influence and all 50%-or-less-owned partnerships and limited liability companies are accounted for using the equity method. We do not hold any interests in variable interest entities. All significant intercompany transactions have been eliminated.
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
Our primary sources of revenue are from the sale of media advertising, as well as retransmission and carriage fees received from cable operators and satellite carriers.
Revenue recognition policies for each source of revenue are outlined below.
Advertising — Broadcast and digital advertising revenue is recognized, net of agency commissions, when we air the advertisements.

Television advertising arrangements may guarantee the advertiser a minimum audience. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. We recognize broadcast advertising revenue as the guaranteed minimum audience is delivered.
Retransmission and carriage — Our local television stations derive revenues from cable operators and satellite carriers for the retransmission of our broadcast signal based on the number of subscribers in our market. Our Newsy cable network receives carriage fees from cable operators for the right to distribute its programming based on the number of subscribers and contracted programming rates. We recognize retransmission and carriage revenues based on the contractual terms and rates.
Other revenues — We derive revenues from sponsorships and community events through our Local Media segment. Our National Media segment offers subscription services for access to premium content to its consumers. Our podcast business acts as a sales and marketing representative and earns commissions for its work.
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

A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2015	$1,390
Charged to costs and expenses	1,322
Amounts charged off, net	(1,195)
Balance as of December 31, 2015	1,517
Charged to costs and expenses	1,601
Amounts charged off, net	(1,628)
Balance as of December 31, 2016	1,490
Charged to costs and expenses	1,407
Amounts charged off, net	(948)
Balance as of December 31, 2017	$1,949
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
Network Launch Incentives — We may incur cash payments to cable and satellite operators for the initial long-term distribution agreements ("network launch incentives"). These fees are amortized over the life of the contract as expense in relation to a ratio of the periods revenue to the estimated total revenues over the term of the respective contract.

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
Programming — Programming includes the cost of national television network programming, programming produced by us or for us by independent production companies and programs licensed under agreements with independent producers.
Our network affiliation agreements require the payment of affiliation fees to the network. Network affiliation fees consist of pre-determined fixed fees in all cases and variable payments based on a share of retransmission revenues above the fixed fees for some of our agreements.
Program licenses principally consist of television series and films. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. We record licensed program assets and liabilities when the license period has commenced and the programs are available for broadcast. We do not discount program licenses for imputed interest. We amortize program licenses based upon expected cash flows over the term of the license agreement or on a straight line basis. We classify the portion of the unamortized balance expected to be amortized within one year as a current asset.

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
We review the net realizable value of programs and program licenses for impairment using a day-part methodology if the programming is for our local broadcast stations, whereby programs broadcast during a particular time period, such as prime time, are evaluated on an aggregate basis. Programming for our over-the-air broadcast network is reviewed for impairment using the individual network methodology.
Program rights liabilities payable within the next twelve months are included as current liabilities and noncurrent program rights liabilities are included in other noncurrent liabilities.
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
We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our Local Media group, Katz, Midroll and Newsy. As a result of our new segment structure, we considered if there was any goodwill impairment immediately prior to the realignment and determined that there was no impairment.

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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $9.8 million and $10.6 million at December 31, 2017 and 2016, respectively. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement from the Journal transactions, Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our Consolidated Balance Sheets with an offsetting receivable of $1.7 million, which will be paid by Journal Media Group.
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
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 17. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We recognize compensation cost based on the grant-date fair value of the award. We determine the fair value of awards that grant the employee the underlying shares by the fair value of a Class A Common share on the date of the award.
Certain awards of RSUs have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.
Compensation costs are recognized on a straight-line basis over the requisite service period of the award. The impact of forfeitures are recognized as they occur. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement of the employee.

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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Numerator (for basic and diluted earnings per share)
Net income (loss) from continuing operations	$(12,022)	$59,922	$(73,872)
Loss attributable to noncontrolling interest	1,511	—	—
Income allocated to RSUs	—	(817)	—
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(10,511)	$59,105	$(73,872)
Denominator
Basic weighted-average shares outstanding	82,052	83,339	77,373
Effect of dilutive securities:
Stock options held by employees and directors	—	300	—
Diluted weighted-average shares outstanding	82,052	83,639	77,373
Anti-dilutive securities(1)	1,220	—	1,907

(1)	Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the years ended December 31, 2017 and 2015, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of net periodic benefit cost in the statement of operations. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The service cost is presented with other current compensation costs in the statement of operations, while the other components are presented outside of income from operations. We elected to retrospectively adopt this guidance as of January 1, 2017. We do not have any service cost associated with our net benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

In January 2017, the FASB issued new guidance to simplify the measurement of goodwill impairments by eliminating Step 2 from the impairment test, which requires a hypothetical purchase price allocation to measure the amount of impairment loss. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. We have elected to adopt this guidance as of January 1, 2017.

In March 2016, the FASB issued new guidance which simplifies the accounting for share-based compensation arrangements, including the related income tax consequences and classification in the statement of cash flows. We elected to adopt this guidance effective January 1, 2016. The adoption used the modified retrospective transition method which had no impact on prior years. The impact of adopting this guidance was to record $14.7 million of previously unrecognized tax benefits, increasing deferred tax assets and retained earnings as of December 31, 2015.

In January 2017, the FASB issued new guidance to clarify the definition of a business for acquisitions, with the intent to make application of the guidance more consistent and cost-efficient. We elected to adopt this guidance as of June 30, 2017, for acquisitions subsequent to our adoption date. We do not expect the adoption of this guidance to affect the treatment of future acquisitions or dispositions.

In February 2018, the FASB issued new guidance that permits companies to reclassify the disproportionate tax effect in accumulated other comprehensive income ("AOCI") caused by the Tax Cuts and Jobs Act of 2017. We have adopted this guidance as of December 31, 2017. The impact of the adoption was to reclassify $19.4 million of tax effects related to our defined benefits plans from AOCI to retained earnings.

Recently Issued Accounting Standards — In August 2016, the FASB issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated statements of cash flows.

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

In May 2014, the FASB issued new guidance on revenue recognition. Under this standard, an entity shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. This standard permits the use of either the retrospective or cumulative effect transition method and will be effective for us beginning in 2018. We are finalizing our assessment of the impact this new guidance will have on our consolidated financial statements. We expect to retrospectively apply this guidance. We do not expect that the adoption of this guidance will impact the timing of our revenue recognition. We do expect to have no more than $20 million of additional revenues in prior years from the impact of recording some revenue transactions on a gross basis that were previously recorded on a net basis. We expect that the adoption of the new standard will also require expanded footnote disclosure.

3. Acquisitions

Katz

On October 2, 2017 we acquired the Katz networks for $292 million, which is net of a 5.33% non controlling interest we owned prior to the acquisition date. Katz owns and operates four national television networks — Bounce, Grit, Escape and Laff. The acquisition was funded through the issuance of a new Term Loan B. Katz is included as part of our National Media segment.

Pending the finalization of asset valuations, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$21,372
Accounts receivable	44,306
Current portion of programs and program licenses	47,120
Intangible assets	32,300
Goodwill	209,572
Programs and program licenses (less current portion)	74,998
Other assets	1,395
Total assets acquired	431,063
Accounts payable and accrued liabilities	29,339
Current portion of program rights payable	46,376
Program rights payable (less current portion)	53,036
Net purchase price	$302,312

Of the $32 million allocated to intangible assets, $8 million was assigned to trade names with a life of 10 years and $24 million was assigned to advertiser relationships with a life of 5 years.

The goodwill of $210 million arises from being able to enter into the market for established over-the-air networks. The goodwill was allocated to our National Media segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

From the acquisition date of October 2, 2017 through December 31, 2017, revenues from the Katz operations were $41 million.

Prior to the acquisition of Katz, we owned a 5.33% noncontrolling interest of the company. Upon obtaining a controlling interest in Katz, we recorded a $5.4 million gain from the fair value remeasurement of our 5.33% interest. This gain is included in Miscellaneous, net in our Consolidated Statement of Operations.

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

Cracked

On April 12, 2016, we acquired the multi-platform humor and satire brand Cracked, which informs and entertains millennial audiences with a website, social media and a popular podcast. The purchase price was $39 million in cash.

The final fair values of the assets acquired were $9.6 million of intangibles and $29.4 million of goodwill. Of the $9.6 million allocated to intangible assets, $7.6 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2.0 million was allocated to content library with an estimated amortization period of 3 years.

The goodwill of $29 million arising from the transaction consists largely of the benefit we derive from being able to expand our presence and digital brands on the web, in over-the-top video and audio and on other emerging platforms. We allocated the goodwill to our National Media segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

From the acquisition date of April 12, 2016 through December 31, 2016, revenues from the Cracked operations were $4.0 million.

Midroll Media

On July 22, 2015, we acquired Midroll Media, a company that creates original podcasts and operates a network that currently generates advertising revenue for more than 300 podcast shows. The purchase price was $50 million in cash, plus a $10 million earnout payable over three years. We estimated the fair value of the earnout to be $7 million.

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

The goodwill of $46 million arising from the transaction consists largely of the benefit we derive from being able to enter the podcast market with an established business. We allocated the goodwill to our National Media segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

The goodwill of $456 million arising from the transaction consists largely of synergies and economies of scale and other benefits of a larger broadcast footprint. The goodwill was allocated to our Local Media ($415 million) and radio ($41 million) segments. We treated the transaction as a stock acquisition for income tax purposes resulting in no step-up in the assets acquired. The goodwill is not deductible for income tax purposes.

Concurrent with the acquisition of the Journal television stations, due to FCC conflict ownership rules, Journal was required to dispose of KNIN, the Fox affiliate located in Boise, ID. The station was placed in a divestiture trust for our benefit and was sold on October 1, 2015 for $14.5 million. The sale did not result in a gain or loss.

Pro forma results of operations

Pro forma results of operations are presented in the following table. For 2017 and 2016, the results assume that the Katz acquisition had taken place at the beginning of 2016. For 2015, the results assume that the Journal transaction had taken place at the beginning of 2014. The 2015 pro forma information does not include any results for Katz. The pro forma results do not include Cracked, Stitcher or Midroll as the impact of these acquisitions, individually or in the aggregate, are not material to prior year results of operations. The pro forma information includes the historical results of operations of the acquired operations and adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and reflecting the transaction costs incurred in 2015 as if they were incurred in 2014. The weighted average shares utilized in calculating the earnings per share for 2015 assumes that the shares issued to the Journal shareholders were issued on January 1, 2014. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2017	2016	2015

Operating revenues	$978,303	$997,759	$778,118
Income (loss) from continuing operations	(12,477)	55,506	(37,452)
Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company
Basic	$(0.13)	$0.66	$(0.45)
Diluted	(0.13)	0.65	(0.45)

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2017 — In the second quarter, we sold our newspaper syndication business, resulting in a gain of $3.0 million.

Restructuring includes $3.5 million of severance associated with a change in senior management and employees, as well as outside consulting fees associated with changes in our management and operating structure.

There was $3.2 million gain recorded for a reduction to the Midroll earn out accrual.

In the third quarter of 2017, we recorded a $29 million non-cash charge to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets related to Cracked. For more information around the impairment of goodwill and intangibles, see Note 9.

We recognized a $5.4 million gain on our investment in Katz when we completed the acquisition in the fourth quarter.

2016 — Acquisition and related integration costs of $0.6 million include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired operations.

2015 — Acquisition and related integration costs of $38 million are costs incurred for the Journal transactions and other acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired operations.

We recorded a $24.6 million non-cash charge to reduce the carrying value of our goodwill and certain intangible assets of Newsy and a smaller business. For additional information around the impairment of goodwill and intangibles, see Note 9.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, and other separate state income tax returns for certain of our subsidiary companies.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Current:
Federal	$215	$904	$279
State and local	(963)	(1,628)	(3,588)
Total current income tax provision	(748)	(724)	(3,309)
Deferred:
Federal	(16,602)	31,029	(30,546)
State and local	(2,704)	2,961	(4,029)
Total deferred income tax provision	(19,306)	33,990	(34,575)
Provision (benefit) for income taxes	$(20,054)	$33,266	$(37,884)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2017	2016	2015

Statutory rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	2.2	3.0	3.5
Excess tax benefits from stock-based compensation	7.1	(1.8)	—
Nondeductible expenses	(4.6)	1.4	(1.7)
Reserve for uncertain tax positions	3.6	(0.8)	2.2
Nondeductible goodwill impairment	—	—	(6.8)
U.S. federal statutory rate change	13.2	—	—
Other	6.0	(1.1)	1.7
Effective income tax rate	62.5%	35.7%	33.9%

Nondeductible expenses in 2015 include amounts for transaction costs related to the Journal transactions.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2017	2016

Temporary differences:
Property and equipment	$(14,493)	$(27,049)
Goodwill and other intangible assets	(52,532)	(79,610)
Investments, primarily gains and losses not yet recognized for tax purposes	2,792	5,180
Accrued expenses not deductible until paid	7,136	8,700
Deferred compensation and retiree benefits not deductible until paid	61,070	96,910
Other temporary differences, net	3,267	3,835
Total temporary differences	7,240	7,966
Federal and state net operating loss carryforwards	15,455	9,597
Valuation allowance for state deferred tax assets	(2,619)	(955)
Net deferred tax asset (liability)	$20,076	$16,608
Total federal operating loss carryforwards were $24 million and state operating loss carryforwards were $257 million at December 31, 2017. Our state tax loss carryforwards expire through 2037. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Deferred tax assets totaled $20 million at December 31, 2017. Management believes that it is more likely than not that we will realize the benefits of our federal deferred tax assets and therefore have not recorded a valuation allowance. The deferred tax asset includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.

The reduction of the U.S. corporate tax rate caused the company to adjust its federal deferred tax assets and liabilities to the lower base rate of 21%. The change in the rate resulted in a provisional estimated benefit of $4.2 million for the year ended December 31, 2017. This amount includes the benefit related to the rate change on the deferred tax liabilities included in the radio net assets that are classified as held for sale (see Note 21) as such benefit is required by GAAP to be included in income taxes from continuing operations.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year taxable earnings estimates. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

During 2015, deferred tax assets relating to employee share-based compensation from the vesting of RSUs and the exercise of stock options had not been recognized since we were in a net tax loss position in that year. The additional tax benefits were reflected as net operating loss carryforwards when we filed our tax returns, but the additional tax benefits were not recorded under GAAP until the tax deduction reduced taxes payable. The amount of unrecognized tax deductions for the years ended December 31, 2015 was approximately $16 million. Effective January 1, 2016, we adopted new accounting guidance that allows us to recognize the benefits when deductible for tax purposes.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Gross unrecognized tax benefits at beginning of year	$2,665	$5,011	$7,024
Increases in tax positions for prior years	16	22	859
Decreases in tax positions for prior years	(390)	(1,684)	(96)
Increases in tax positions for current years	—	336	—
Decreases in tax positions for current years	(54)	—	—
Decreases from lapse in statute of limitations	(1,149)	(1,020)	(2,776)
Gross unrecognized tax benefits at end of year	$1,088	$2,665	$5,011
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million at December 31, 2017. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2017 and 2016, we had accrued interest related to unrecognized tax benefits of $0.4 million.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2017, we are no longer subject to federal income tax examinations for years prior to 2014. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2013.
In 2017, 2016 and 2015 we recognized $1.1 million, $0.9 million and $2.5 million, respectively, of previously unrecognized net tax benefits primarily due to the lapse of the statute of limitations in certain tax jurisdictions.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.2 million.

6. Restricted Cash

At December 31, 2017 and 2016, our cash and cash equivalents included $5.1 million and $5.5 million, respectively, held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2017	2016

Investments held at cost	$4,603	$10,774
Equity method investments	3,096	3,447
Total investments	$7,699	$14,221
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2017 and 2016. There can be no assurance we would realize the carrying values of these securities upon their sale.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2017	2016

Land and improvements	$47,405	$47,405
Buildings and improvements	139,685	137,013
Equipment	308,873	299,544
Computer software	14,658	14,578
Total	510,621	498,540
Accumulated depreciation	300,626	273,103
Net property and equipment	$209,995	$225,437

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2014	$292,693	$28,982	$321,675
Accumulated impairment losses	(215,414)	—	(215,414)
Net balance as of December 31, 2014	77,279	28,982	106,261
Journal acquisition	415,440	—	415,440
Midroll acquisition	—	45,586	45,586
Impairment charge	(1,500)	(21,000)	(22,500)
Balance as of December 31, 2015	$491,219	$53,568	$544,787

Gross balance as of December 31, 2015	$708,133	$74,568	$782,701
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2015	491,219	53,568	544,787
Cracked acquisition	—	29,403	29,403
Stitcher acquisition	—	1,590	1,590
Balance as of December 31, 2016	$491,219	$84,561	$575,780

Gross balance as of December 31, 2016	$708,133	$105,561	$813,694
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2016	491,219	84,561	575,780
Cracked impairment charge	—	(29,403)	(29,403)
Katz acquisition	—	209,572	209,572
Balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	$491,219	$264,730	$755,949
Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2017	2016

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	69,500	45,500
Other	37,069	26,923
Total carrying amount	355,013	320,867
Accumulated amortization:
Television network affiliation relationships	(49,639)	(37,019)
Customer lists and advertiser relationships	(26,345)	(22,525)
Other	(10,269)	(5,987)
Total accumulated amortization	(86,253)	(65,531)
Net amortizable intangible assets	268,760	255,336
Indefinite-lived intangible assets — FCC licenses	157,215	157,215
Total other intangible assets	$425,975	$412,551

We have classified our radio segment as held for sale as of December 31, 2017 and any goodwill or intangible assets associated with the radio segment are included in assets held for sale in the Consolidated Balance Sheets. The tables above have also been recast to reflect our new segment presentation.

In 2017, we paid $9.7 million to acquire cable and satellite carriage rights for the launch of our Newsy cable network. These rights are amortized over the life of the respective carriage agreement. Additional amounts may be owed to the seller if certain conditions are met.
Estimated amortization expense of intangible assets for each of the next five years is $27.5 million in 2018, $26.1 million in 2019, $24.9 million in 2020, $22.5 million in 2021, $20.3 million in 2022 and $147.5 million in later years.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill exists and an impairment charge is recorded for the difference between the carrying value of the reporting unit and its estimated fair value, not to exceed the carrying value of the goodwill.

The slower development of our original operating model and a revised operating model which will result in a smaller business for Cracked, created indications of impairment of goodwill as of September 30, 2017.

Under the process required by GAAP, we estimated the fair value of Cracked. The fair value was determined using a combination of discounted cash flow approach, which estimated fair value based upon future revenues, expenses and cash flows discounted to their present value, and a market approach, which estimated fair value using market multiples of various financial measures compared to a set of comparable public companies. The discounted cash flow approach utilized unobservable factors, such as projected revenues and expenses and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. The inputs to the nonrecurring fair value determination of our reporting units are classified as Level 3 fair value measurements under GAAP.

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

We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. Based upon our valuations, we recorded a $29 million non-cash charge in 2017 to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets.

During 2015, changes in the market for the distribution of video programming services, including the development of over-the-top distribution platforms resulted in the need for additional investment in Newsy. The additional investment, combined with the slower development of our original revenue model, created indications of impairment of goodwill and we recorded a $21 million non-cash charge to reduce the carrying value of goodwill and $2.9 million to reduce the value of intangible assets.

We also recorded a $1.5 million goodwill impairment charge on a second small business in 2015.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2017	2016

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	—
Term loan B	299,250	390,521
Unsecured subordinated notes payable	2,656	5,312
Total outstanding principal	701,906	395,833
Less: Debt issuance costs	(8,631)	(2,648)
Less: Current portion	(5,656)	(6,571)
Long-term debt (less current portion)	687,619	386,614
Fair value of long-term debt *	$703,572	$395,514
* Fair value of the Senior Notes and the term loan B were estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair value of the unsecured subordinated notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

Senior Unsecured Notes

On April 28, 2017, we issued $400 million of senior unsecured notes (the "Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our old term loan B, for the payment of the related issuance costs and for general corporate purposes. The Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. The Senior Notes are also guaranteed by us and the majority our subsidiaries. The Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which will be amortized over the life of the Senior Notes.

In connection with the new financing, we wrote off $2.4 million of deferred financing costs associated with our old term loan B to interest expense.

Term Loan B

On October 2, 2017, we issued a $300 million Term Loan B which matures in October 2024. Interest is payable on the Term Loan B at a rate based on LIBOR, plus a fixed margin of 2.25%. Term loan B also requires annual principal payments of $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2017, we were not required to make any additional principal payments for excess cash flow.

Under a previous financing agreement, we had a $400 million term loan B that matured in November 2020. We repaid the term loan B in 2017 with the proceeds of our Senior Notes.

As of December 31, 2017 and 2016, the interest rate was 3.82% and 3.27%, respectively on the term loan B. The weighted-average interest rate was 3.42% and 3.48% in 2017 and 2016, respectively.

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

11. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents. The fair values of these financial assets were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$69,480	$69,480	$—	$—

December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$—	$—	$—	$—

12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2017	2016

Employee compensation and benefits	$18,520	$18,356
Program licenses	54,641	2,440
Liability for pension benefits	207,406	232,788
Liabilities for uncertain tax positions	644	2,416
Other	12,445	17,929
Other liabilities (less current portion)	$293,656	$273,929

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Other changes in certain working capital accounts, net
Accounts and notes receivable	$(22,522)	$(20,511)	$(17,562)
Income taxes receivable/payable, net	(265)	4,626	(13,700)
Accounts payable	(7,259)	(966)	(2,696)
Accrued employee compensation and benefits	3,175	(1,056)	6,309
Other accrued liabilities	12,645	(6,100)	(7,087)
Other, net	(6,282)	(10,854)	(5,698)
Total	$(20,508)	$(34,861)	$(40,434)

Information regarding supplemental cash flow disclosures is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Interest paid	$18,956	$15,620	$13,436
Income taxes paid	1,756	1,100	14,984

In 2015, we acquired capitalized software for $7.1 million through a long-term financing arrangement.

14. Employee Benefit Plans
We sponsor two noncontributory defined benefit pension plans, as well as two non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plans and the SERPs have frozen the accrual of future benefits.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan. In connection with freezing the accrual of service credits under certain of our defined benefit pension plans, we contributed additional amounts (referred to as transition credits) to certain employees' defined contribution retirement through 2015.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.

The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Interest cost	$25,966	$27,359	$30,477
Expected return on plan assets, net of expenses	(17,439)	(18,466)	(24,320)
Amortization of actuarial loss	4,424	4,406	4,617
Curtailment/Settlement losses	—	—	46,793
Total for defined benefit plans	12,951	13,299	57,567
Multi-employer plans	253	168	180
Withdrawal from GCIU multi-employer plan	—	—	351
SERPs	1,161	1,033	1,107
Defined contribution plans	9,183	8,265	9,858
Net periodic benefit cost	23,548	22,765	69,063
Allocated to discontinued operations	(687)	(652)	(886)
Net periodic benefit cost - continuing operations	$22,861	$22,113	$68,177

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Current year actuarial gain/(loss)	$12,205	$(9,379)	$1,026
Amortization of actuarial loss	4,424	4,406	4,617
Curtailment/Settlement losses	—	—	46,793
Total	$16,629	$(4,973)	$52,436
In addition to the amounts summarized above, amortization of actuarial losses of $0.2 million was recorded through other comprehensive income in 2017, 2016 and 2015 related to our SERPs. We recognized actuarial losses for our SERPs of $2.5 million and $1.6 million in 2017 and 2016, respectively, and an actuarial gain of $2.3 million in 2015. A one-time curtailment charge of $1.1 million was recorded in 2015 related to our defined benefit pension plan as a result of the spin-off of our newspaper business.
In August 2015, we offered eligible former employees with vested, deferred pension plan benefits the option to receive their benefits either as a lump-sum distribution or an immediate annuity payment. The funded status of the plan remained materially unchanged as a result of this offer. The lump-sum payments were made in November 2015, at which time we recorded a non-cash settlement charge of $45.7 million.
Assumptions used in determining the annual retirement plans expense were as follows:

	2017 (1)	2016 (1)	2015 (2)

Discount rate	4.26%	4.55%	4.01%-4.53%
Long-term rate of return on plan assets	4.20%-4.30%	4.50%-4.65%	4.10%-6.10%
(1) Ranges presented for long-term rate of return on plan assets for 2017 and 2016 represent the rates used for Scripps Pension Plan and Journal Communications, Inc. Employees' Pension Plan.
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
Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plans		SERPs
	For the years ended December 31,
(in thousands)	2017	2016	2017	2016

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$625,535	$611,257	$21,260	$19,800
Interest cost	25,966	27,359	869	910
Benefits paid	(34,997)	(33,571)	(948)	(1,030)
Actuarial (gains)/losses	38,032	20,490	2,510	1,580
Projected benefit obligation at end of year	654,536	625,535	23,691	21,260
Plan assets:
Fair value at beginning of year	412,459	407,797	—	—
Actual return on plan assets	67,676	29,577	—	—
Company contributions	19,303	8,656	948	1,030
Benefits paid	(34,997)	(33,571)	(948)	(1,030)
Fair value at end of year	464,441	412,459	—	—
Funded status	$(190,095)	$(213,076)	$(23,691)	$(21,260)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(6,380)	$(1,548)
Noncurrent liabilities	(190,095)	(213,076)	(17,311)	(19,712)
Total	$(190,095)	$(213,076)	$(23,691)	$(21,260)

Unrecognized net actuarial loss recognized in accumulated other comprehensive loss	$127,666	$144,294	$8,667	$6,342
In 2018, for our defined benefit pension plans, we expect to recognize amortization of actuarial loss from accumulated other comprehensive loss into net periodic benefit costs of $4.0 million (including $0.3 million for our SERPs).
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plans		SERPs
	As of December 31,
(in thousands)	2017	2016	2017	2016

Accumulated benefit obligation	$654,536	$625,535	$23,691	$21,260
Projected benefit obligation	654,536	625,535	23,691	21,260
Fair value of plan assets	464,441	412,459	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2017	2016	2015

Weighted average discount rate	3.7%	4.26%	4.55%
In 2018, we expect to contribute $6.5 million to fund SERP benefits and $17.5 million to fund our qualified defined benefit pension plans.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $40.5 million in 2018, $35.6 million in 2019, $36.4 million in 2020, $37.0 million in 2021, $37.5 million in 2022 and a total of $193.8 million for the five years ending 2027.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under our plans which cover the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations monthly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2018	2017	2016

US equity securities	20%	21%	20%
Non-US equity securities	30%	29%	30%
Fixed-income securities	45%	44%	44%
Other	5%	6%	6%
Total	100%	100%	100%
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
Under our asset allocation strategy approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2017 and 2016:

	As of December 31,
(in thousands)	2017	2016

Equity securities
Common/collective trust funds	$234,061	$204,084
Fixed income
Common/collective trust funds	204,453	184,000
Real estate fund	23,102	21,646
Cash equivalents	2,825	2,729
Fair value of plan assets	$464,441	$412,459

Our investments are valued using net asset value as a practical expedient as allowed under U.S. GAAP and therefore are not valued using the fair value hierarchy.

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

15. Segment Information
We determine our business segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource allocation decisions.
Effective December 31, 2017, we realigned our businesses into a new internal organization and began reporting to reflect this new structure. Under the new structure we have the following reportable segments: Local Media, National Media and Other. We have recast the operating results for all periods to reflect this change.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers.

Our National Media segment includes our collection of national brands. Our national media brands include Katz, Midroll Media (Midroll), Newsy and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Segment operating revenues:
Local Media	$779,205	$836,154	$637,251
National Media	80,174	27,929	13,014
Other	5,455	4,737	3,910
Total operating revenues	$864,834	$868,820	$654,175
Segment profit (loss):
Local Media	$156,890	$243,298	$127,597
National Media	(9,260)	(10,156)	(2,448)
Other	(2,361)	(2,513)	(3,729)
Shared services and corporate	(50,506)	(46,162)	(45,285)
Acquisition and related integration costs	—	(578)	(37,988)
Restructuring costs	(4,422)	—	—
Depreciation and amortization of intangible assets	(56,343)	(55,204)	(49,791)
Impairment of goodwill and intangibles	(35,732)	—	(24,613)
Gains (losses), net on disposal of property and equipment	(169)	(480)	(305)
Interest expense	(26,697)	(18,039)	(15,099)
Defined benefit pension plan expense	(14,112)	(14,332)	(58,674)
Miscellaneous, net	10,636	(2,646)	(1,421)
Income (loss) from continuing operations before income taxes	$(32,076)	$93,188	$(111,756)
Depreciation:
Local Media	$31,870	$30,184	$29,685
National Media	88	164	525
Other	208	263	258
Shared services and corporate	1,883	1,863	2,344
Total depreciation	$34,049	$32,474	$32,812
Amortization of intangibles:
Local Media	$15,084	$16,958	$14,607
National Media	5,856	4,419	2,034
Shared services and corporate	1,354	1,353	338
Total amortization of intangibles	$22,294	$22,730	$16,979

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Additions to property and equipment:
Local Media	$16,946	$21,064	$20,988
National Media	792	54	66
Other	—	124	83
Shared services and corporate	367	1,283	1,851
Total additions to property and equipment	$18,105	$22,525	$22,988

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2017	2016	2015

Assets:
Local Media	$1,273,735	$1,280,885	$1,285,054
National Media	528,479	117,725	70,861
Other	2,128	7,146	7,044
Shared services and corporate	189,202	184,109	195,307
Total assets of continuing operations	1,993,544	1,589,865	1,558,266
Discontinued operations	136,004	146,041	147,496
Total assets	$2,129,548	$1,735,906	$1,705,762

16. Commitments and Contingencies

Minimum payments on noncancelable leases at December 31, 2017 were: $4.5 million in 2018, $4.5 million in 2019, $2.8 million in 2020, $1.5 million in 2021, $1.2 million in 2022 and $5.2 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $13.1 million in 2017, $11.1 million in 2016 and $8.8 million in 2015.

We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

17. Capital Stock and Share-Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares through December 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. Under this and previous authorizations, we repurchased $17.9 million of shares at prices ranging from $14.05 and $23.01 per share, $44.4 million of shares at prices ranging from $12.84 to $19.51 per share and $16.2 million of shares at prices ranging from $15.92 to $24.96 per share in 2017, 2016 and 2015, respectively. As of December 31, 2017, we have $83 million outstanding under the current authorization.
Incentive Plans — We have adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2017, approximately 3.9 million shares were available for future stock compensation awards.

On the closing of the Journal transactions in 2015, the number and exercise price of all outstanding share awards retained by Scripps employees and directors were adjusted to maintain the awards' economic value. All other terms of the awards, including the terms and conditions relating to vesting, remained the same. Restricted share units outstanding immediately prior to the closing held by newspaper employees became fully vested and were treated in the same manner as outstanding shares of Class A Common shares (i.e. the holders received a combination of Scripps Class A Common shares, shares of Journal Media Group common stock and a cash dividend-equivalent payment in connection with the Scripps special dividend).
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2014	1,703,876	$8.92	$ 7-11
Exercised	(877,966)	8.85	8-11
Forfeited	170,969	7.62	6-9
Outstanding at December 31, 2015	996,879	7.45	6-9
Exercised	(509,965)	8.07	8-9
Outstanding at December 31, 2016	486,914	6.81	6-9
Exercised	(235,407)	6.20	6-8
Outstanding at December 31, 2017	251,507	7.38	6-9

As of December 31, 2017, all stock options outstanding and exercisable expire in 2018 and have an intrinsic value of $2.1 million.

The following table summarizes additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Cash received upon exercise	$1,461	$4,641	$7,249
Intrinsic value (market value on date of exercise less exercise price)	3,919	4,888	10,801
Tax benefits realized (1)	1,497	1,877	4,101
(1) Benefits for 2015 were not recognized under prior accounting guidance until realized. In 2017 and 2016, upon adoption of new accounting guidance, they are realized when generated.

Restricted Stock Units — Awards of restricted stock units (RSUs) generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share, including receiving stock dividend equivalents. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2014	1,224,521	$13.24	$ 7-22
Awarded	495,396	22.36	20-24
Vested	(650,490)	12.17	7-22
Forfeited	(220,770)	16.39	9-22
Impact of Journal Transactions	61,384	13.73	7-22
Unvested at December 31, 2015	910,041	18.22	10-24
Awarded	996,839	15.76	13-18
Vested	(444,267)	17.78	13-19
Forfeited	(37,436)	16.82	12-24
Unvested at December 31, 2016	1,425,177	17.05	12-24
Awarded	653,522	22.51	17-24
Vested	(581,920)	20.78	14-24
Forfeited	(308,856)	17.20	14-24
Unvested at December 31, 2017	1,187,923	19.99	14-24
The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Fair value of RSUs vested	$12,090	$7,898	$15,697
Tax benefits realized on vesting (1)	4,630	3,033	5,965
(1) Benefits for 2015 were not recognized under prior accounting guidance until realized. In 2017 and 2016, upon adoption of new accounting guidance, they are realized when generated.

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Total share-based compensation	$12,960	$8,093	$9,545
Included in discontinued operations	(465)	(270)	(1,378)
Included in continuing operations	$12,495	$7,823	$8,167
Share-based compensation, net of tax	$7,717	$4,835	$5,010
As of December 31, 2017, $11.1 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.4 years.

18. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCL") by component, including items reclassified out of AOCL, were as follows:

(in thousands)	Gains and Losses on Derivatives	Defined Benefit Pension Items	Other	Total

As of December 31, 2015	$(242)	$(89,740)	$180	$(89,802)
Amounts reclassified from accumulated other comprehensive loss
Interest rate swap (a), net of tax of $142	242	—	—	242
Actuarial (loss) gain (b), net of tax of $(2,353)	—	(3,936)	149	(3,787)
Net current-period other comprehensive income (loss)	242	(3,936)	149	(3,545)
As of December 31, 2016	—	(93,676)	329	(93,347)
Amounts reclassified from accumulated other comprehensive loss
Actuarial (loss) gain (b), net of tax of $4,016	—	10,150	(355)	9,795
Net current-period other comprehensive income (loss)	—	10,150	(355)	9,795
Reclassification of disproportionate tax effects from AOCL	—	(19,429)	59	(19,370)
As of December 31, 2017	$—	$(102,955)	$33	$(102,922)

(a) Included in interest expense in the Consolidated Statements of Operations
(b) Included in defined benefit pension plan expense in the Consolidated Statements of Operations

19. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2017	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$196,329	$213,749	$197,781	$256,975	$864,834
Costs and expenses	(182,268)	(181,602)	(186,456)	(224,167)	(774,493)
Depreciation and amortization of intangibles	(13,861)	(13,781)	(13,775)	(14,926)	(56,343)
Impairment of goodwill and intangibles	—	—	(35,732)	—	(35,732)
Gains (losses), net on disposal of property and equipment	(47)	(15)	(114)	7	(169)
Interest expense	(4,195)	(8,248)	(5,720)	(8,534)	(26,697)
Defined benefit pension plan expense	(3,467)	(3,467)	(3,551)	(3,627)	(14,112)
Miscellaneous, net	(879)	5,103	1,187	5,225	10,636
Income (loss) from continuing operations before income taxes	(8,388)	11,739	(46,380)	10,953	(32,076)
Provision (benefit) for income taxes	(5,655)	4,884	(18,776)	(507)	(20,054)
Income (loss) from continuing operations, net of tax	(2,733)	6,855	(27,604)	11,460	(12,022)
Income (loss) from discontinued operations, net of tax	781	1,649	984	(6,009)	(2,595)
Net income (loss)	(1,952)	8,504	(26,620)	5,451	(14,617)
Net income (loss) attributable to noncontrolling interest	—	—	—	(1,511)	(1,511)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(1,952)	$8,504	$(26,620)	$6,962	$(13,106)
Net income (loss) from continuing operations per basic share of common stock	$(0.03)	$0.08	$(0.34)	$0.16	$(0.13)
Net income (loss) from discontinued operations per basic share of common stock	$0.01	$0.02	$0.01	$(0.07)	$(0.03)
Net income (loss) from continuing operations per diluted share of common stock	$(0.03)	$0.08	$(0.34)	$0.16	$(0.13)
Net income (loss) from discontinued operations per diluted share of common stock	$0.01	$0.02	$0.01	$(0.07)	$(0.03)
Weighted average shares outstanding:
Basic	82,079	82,302	82,039	81,792	82,052
Diluted	82,079	82,465	82,039	81,792	82,052
Cash dividends per share of common stock	$—	$—	$—	$—	$—

In the third quarter of 2017, we recorded a $29 million non-cash charge to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets related to Cracked. For more information around the impairment of goodwill and intangibles, see Note 9.

2016	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$194,196	$208,833	$212,838	$252,953	$868,820
Costs and expenses	(170,390)	(171,924)	(170,506)	(172,111)	(684,931)
Depreciation and amortization of intangibles	(13,609)	(13,978)	(13,974)	(13,643)	(55,204)
Impairment of goodwill and intangibles	—	—	—	—	—
Gains (losses), net on disposal of property and equipment	4	(22)	(26)	(436)	(480)
Interest expense	(4,579)	(4,432)	(4,592)	(4,436)	(18,039)
Defined benefit pension plan expense	(3,450)	(3,449)	(3,605)	(3,828)	(14,332)
Miscellaneous, net	(191)	(458)	(596)	(1,401)	(2,646)
Income (loss) from continuing operations before income taxes	1,981	14,570	19,539	57,098	93,188
Provision (benefit) for income taxes	(1,606)	5,510	8,563	20,799	33,266
Income (loss) from continuing operations, net of tax	3,587	9,060	10,976	36,299	59,922
Income (loss) from discontinued operations, net of tax	1,301	2,428	1,546	2,038	7,313
Net income (loss)	$4,888	$11,488	$12,522	$38,337	$67,235
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$4,888	$11,488	$12,522	$38,337	$67,235
Net income (loss) from continuing operations per basic share of common stock	$0.04	$0.11	$0.13	$0.44	$0.71
Net income (loss) from discontinued operations per basic share of common stock	$0.02	$0.03	$0.02	$0.02	$0.09
Net income (loss) from continuing operations per diluted share of common stock	$0.04	$0.10	$0.13	$0.44	$0.71
Net income (loss) from discontinued operations per diluted share of common stock	$0.02	$0.03	$0.02	$0.02	$0.09
Weighted average shares outstanding:
Basic	83,965	83,773	83,230	82,401	83,339
Diluted	84,225	84,051	83,518	82,684	83,639
Cash dividends per share of common stock	$—	$—	$—	$—	$—
The sum of the quarterly net income (loss) per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

20. Noncontrolling Interest

A noncontrolling owner holds a 30% interest in our venture to develop, produce and air our lifestyle daytime talk show. In April 2017, on the formation of the venture, the noncontrolling owner made a $2.1 million non-cash contribution to the venture. The contribution included the rights to the show concept, contractual rights with the show's talent, as well as other pre-production items.

21. Assets Held for Sale and Discontinued Operations
Radio Divestiture
In the fourth quarter of 2017, we began the process to divest our radio business. As of December 31, 2017, we have classified the radio segment as held for sale in our Consolidated Balance Sheets and reported its results as discontinued operations in our Consolidated Statement of Operations.
On classifying our radio business as held for sale GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, an impairment loss is recorded. The carrying value increased from our annual impairment testing date of October 31, 2017 to December 31, 2017 due to the reduction in the value of the reporting unit's deferred tax liability as a result of the tax rate reduction from the Tax Act. As a result we recorded an $8 million goodwill impairment charge.

Operating results of our radio operations included in discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015

Operating revenues	$69,684	$74,227	$61,481
Total costs and expenses	(58,115)	(58,010)	(46,778)
Depreciation and amortization of intangibles	(2,910)	(3,377)	(2,161)
Impairment of goodwill	(8,000)	—	—
Other, net	(258)	(63)	(178)
Income (loss) from discontinued operations before income taxes	401	12,777	12,364
Provision for income taxes	(2,996)	(5,464)	(5,129)
Net income (loss) from discontinued operations	(2,595)	7,313	7,235

The following table presents a summary of the radio assets held for sale included in our Consolidated Balance Sheets.

	December 31,
(in thousands)	2017	2016

Assets:
Total current assets	$12,891	$14,221
Property and equipment	35,470	35,294
Goodwill and intangible assets	87,462	96,345
Other assets	181	181
Total assets included in the disposal group	136,004	146,041
Liabilities:
Total current liabilities	3,248	2,880
Deferred income taxes	16,288	25,273
Other liabilities	—	24
Total liabilities included in the disposal group	19,536	28,177
Net assets included in the disposal group	$116,468	$117,864
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

Under a Transition Services Agreement, Scripps and Journal Media Group provided certain services to each other through March 31, 2016. The fees for the services were at arms-length amounts. The outstanding balance was settled as of June 30, 2016. For the year ended December 31, 2016, the amounts we received from Journal Media Group and the amounts we paid to Journal Media Group were immaterial. For the year ended December 31, 2015, we received $3.3 million for services provided to Journal Media Group and we paid Journal Media Group $1.2 million for services provided to us. As of December 31, 2015, Journal Media Group owed Scripps approximately $2.0 million.

Until the completion of the spin-off of our newspaper business, generally accepted accounting principles (“GAAP”) required us to assess impairment of the newspaper business long-lived assets using the held-and-used model. At the date of the spin-off of our newspaper business, GAAP required us to assess impairment using the held-for-sale model. This model compares the fair value of the disposal unit to its carrying value and if the fair value is lower, an impairment loss is recorded. Our analysis determined that there was a non-cash impairment loss on disposal of the newspaper business of $30 million, which was recorded on the date of the spin-off and was included in discontinued operations for the year ended December 31, 2015. The inputs to the nonrecurring fair value determination of the disposal unit are classified as Level 2 fair value measurements under GAAP.

Operating results of our divested Newspaper operations included in discontinued operations for the year ended December 31, 2015 were as follows:

(in thousands)

Operating revenues	$91,478
Total costs and expenses	(79,869)
Depreciation and amortization of intangibles	(3,608)
Other, net	(3,298)
Loss on disposal of Scripps Newspapers	(30,000)
Loss on discontinued operations before income taxes	(25,297)
Benefit for income taxes	9,457
Net loss from discontinued operations	(15,840)
Noncontrolling interest	—
Loss from discontinued operations, net of tax	$(15,840)

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