Form 10-Q
period 2018-03-31
E.W. SCRIPPS Co
filed 2018-05-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2018, there were 69,754,678 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares,$0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2018

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2018.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2018, and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

1/1/2018 — 1/31/2018	135,701	$15.84	$2,149,804	$80,456,225
2/1/2018 — 2/28/2018	128,500	15.24	1,958,462	$78,497,763
3/1/2018 — 3/31/2018	21,000	14.32	300,684	$78,197,079
Total	285,201	$15.46	$4,408,950

3

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. At March 31, 2018, $78.2 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2018.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
10.10	Second Amendment to Third Amended and Restated Credit Agreement
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 7, 2018	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2018	As of December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$130,385	$148,699
Accounts receivable (less allowances—$1,892 and $1,949)	236,199	245,365
Programming	55,174	53,468
Miscellaneous	25,506	21,998
Assets held for sale — current	113,779	136,004
Total current assets	561,043	605,534
Investments	7,776	7,699
Property and equipment	212,040	209,995
Goodwill	755,949	755,949
Other intangible assets	418,653	425,975
Programming (less current portion)	87,136	85,269
Deferred income taxes	22,037	20,076
Miscellaneous	19,348	19,051
Total Assets	$2,083,982	$2,129,548

Liabilities and Equity
Current liabilities:
Accounts payable	$27,770	$23,647
Unearned revenue	7,184	7,353
Current portion of long-term debt	5,656	5,656
Accrued liabilities:
Employee compensation and benefits	26,255	41,939
Programming liability	52,607	58,176
Miscellaneous	45,873	44,396
Other current liabilities	9,715	10,085
Liabilities held for sale — current	19,117	19,536
Total current liabilities	194,177	210,788
Long-term debt (less current portion)	687,106	687,619
Other liabilities (less current portion)	298,011	293,656
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 69,754,678 and 69,699,105 shares	698	697
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	817	816
Additional paid-in capital	1,126,688	1,129,020
Accumulated deficit	(120,635)	(90,061)
Accumulated other comprehensive loss, net of income taxes	(102,182)	(102,922)
Total The E.W. Scripps Company shareholders' equity	904,688	936,853
Noncontrolling interest	—	632
Total equity	904,688	937,485
Total Liabilities and Equity	$2,083,982	$2,129,548
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017

Operating Revenues:
Advertising	$169,137	$119,896
Retransmission and carriage	71,060	66,211
Other	13,994	12,368
Total operating revenues	254,191	198,475
Costs and Expenses:
Employee compensation and benefits	98,489	94,925
Programming	83,363	48,723
Other expenses	53,023	40,766
Restructuring costs	3,807	—
Total costs and expenses	238,682	184,414
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,099	8,391
Amortization of intangible assets	7,321	5,470
(Gains) losses, net on disposal of property and equipment	717	47
Net depreciation, amortization, and (gains) losses	16,137	13,908
Operating income (loss)	(628)	153
Interest expense	(8,759)	(4,195)
Defined benefit pension plan expense	(1,388)	(3,467)
Miscellaneous, net	167	(879)
Income (loss) from continuing operations before income taxes	(10,608)	(8,388)
Provision (benefit) for income taxes	(2,031)	(5,655)
Income (loss) from continuing operations, net of tax	(8,577)	(2,733)
Income (loss) from discontinued operations, net of tax	(18,504)	794
Net income (loss)	(27,081)	(1,939)
Net income (loss) attributable to noncontrolling interest	(632)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,449)	$(1,939)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.10)	$(0.03)
Income (loss) from discontinued operations	(0.23)	0.01
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.33)	$(0.02)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.10)	$(0.03)
Income (loss) from discontinued operations	(0.23)	0.01
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.33)	$(0.02)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Net income (loss)	$(27,081)	$(1,939)
Changes in defined benefit pension plans, net of tax of $248 and $433	740	695
Other	—	(16)
Total comprehensive income (loss)	(26,341)	(1,260)
Less comprehensive net income (loss) attributable to noncontrolling interest	(632)	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(25,709)	$(1,260)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$(27,081)	$(1,939)
Income (loss) from discontinued operations, net of tax	(18,504)	794
Income (loss) from continuing operations, net of tax	(8,577)	(2,733)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	15,420	13,861
(Gain)/loss on sale of property and equipment	717	47
Programming assets and liabilities	(4,947)	945
Deferred income taxes	(2,209)	(5,364)
Stock and deferred compensation plans	4,658	7,782
Pension expense, net of contributions	(1,581)	2,096
Other changes in certain working capital accounts, net	(2,258)	(11,476)
Miscellaneous, net	101	124
Net cash provided by operating activities from continuing operations	1,324	5,282
Net cash provided by operating activities from discontinued operations	3,691	4,195
Net operating activities	5,015	9,477
Cash Flows from Investing Activities:
Additions to property and equipment	(11,362)	(3,916)
Purchase of investments	(117)	(609)
Miscellaneous, net	192	128
Net cash used in investing activities from continuing operations	(11,287)	(4,397)
Net cash used in investing activities from discontinued operations	(320)	(187)
Net investing activities	(11,607)	(4,584)
Cash Flows from Financing Activities:
Payments on long-term debt	(750)	(979)
Dividends paid	(4,125)	—
Repurchase of Class A Common shares	(4,409)	(1,760)
Proceeds from exercise of stock options	234	1,461
Tax payments related to shares withheld for RSU vesting	(1,868)	(3,287)
Miscellaneous, net	(804)	(2,412)
Net cash used in continuing financing activities	(11,722)	(6,977)
Increase (decrease) in cash, cash equivalents and restricted cash	(18,314)	(2,084)
Cash, cash equivalents and restricted cash:
Beginning of year	148,699	134,352
End of period	$130,385	$132,268

Supplemental Cash Flow Disclosures
Interest paid	$3,016	$3,507
Income taxes paid	$178	$66
Non-cash investing information
Capital expenditures included in accounts payable	$158	$428

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Comprehensive income (loss)	—	—	(1,939)	679	—	(1,260)
Repurchase of 81,091 Class A Common shares	(1)	(1,262)	(497)	—	—	(1,760)
Compensation plans: 466,474 net shares issued *	5	4,534	—	—	—	4,539
As of March 31, 2017	$823	$1,135,812	$(96,513)	$(92,668)	$—	$947,454

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(26,449)	740	(632)	(26,341)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,125)	—	—	(4,125)
Repurchase of 285,201 Class A Common shares	(3)	(4,406)	—	—	—	(4,409)
Compensation plans: 340,774 net shares issued *	4	2,074	—	—	—	2,078
As of March 31, 2018	$817	$1,126,688	$(120,635)	$(102,182)	$—	$904,688
* Net of tax payments related to shares withheld for vested RSUs of $1,868 in 2018 and $3,287 in 2017.
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies
As used in the Notes to Condensed Consolidated Financial Statements, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies or to all of them taken as a whole.
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2017 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. All of our media businesses provide content and advertising services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, National Media and Other. Additional information for our business segments is presented in the Notes to Condensed Consolidated Financial Statements.
In the fourth quarter of 2017, we began the process to divest our radio business. As such, we have classified the radio segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations. For additional information on our radio business, see Note 16.

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
Nature of Products and Services — The following is a description of principal activities from which we generate revenue.
Core Advertising — Core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast air spots, as well as digital advertising. Pricing of broadcast spot advertising is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Advertising time is sold through a combination of local sales staff and national sales representative firms. Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
Political Advertising — Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state and local issues. It is also sold to political action groups (PACs) or other advocacy groups.
Retransmission Revenues — We earn revenue from retransmission consent agreements with multi-channel video programming distributors (“MVPDs”) in our markets. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. We also receive fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV

Now and Sony Vue. The fees we receive are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
Other Products and Services — We derive revenue from sponsorships and community events through our Local Media segment. Our National Media segment offers subscription services for access to premium content to its customers. Our podcast business acts as a sales and marketing representative and earns commission for its work.
Refer to Note 12. Segment Information for further information, including revenue by significant product and service offering.
Revenue Recognition — Revenue is measured based on the consideration we expect to be entitled to in exchange for promised goods or services provided to customers, and excludes any amounts collected on behalf of third parties. Revenue is recognized upon transfer of control of promised products or services to customers.
Advertising revenue is recognized, net of agency commissions, over time primarily as ads are aired or impressions are delivered and any contracted audience guarantees are met. We apply the practical expedient to recognize revenue at the amount we have the right to invoice, which corresponds directly to the value a customer has received relative to our performance. For advertising sold based on audience guarantees, audience deficiency may result in an obligation to deliver additional advertisements to the customer. To the extent that we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience guarantee has been satisfied.
Retransmission revenues are considered licenses of functional intellectual property and are recognized at the point in time the content is transferred to the customer. MVPDs report their subscriber numbers to us generally on a 30- to 90-day lag. Prior to receiving the MVPD reporting, we record revenue based on estimates of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.
Refer to Note 2. Recently Adopted and Issued Accounting Standards for further information on the adoption of the new revenue recognition standard.
Contract Balances — Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing.
Payment terms may vary by contract type, although our terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers.
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Allowance for doubtful accounts totaled $1.9 million at March 31, 2018 and December 31, 2017.
We record unearned revenue when cash payments are received in advance of our performance. Unearned revenue balances totaled $7.2 million at March 31, 2018, and are expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $7.4 million at December 31, 2017.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. We do not have any capitalized costs to obtain a contract recognized within our condensed consolidated balance sheets.
Use of Other Practical Expedients — For our arrangements that have an original duration of one year or less, we use the practical expedient applicable to such arrangements and do not consider the time value of money. In addition, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2017 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $3.4 million and $5.8 million for the first quarter of 2018 and 2017, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2018	2017

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(8,577)	$(2,733)
Net loss (income) attributable to noncontrolling interest	632	—
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(7,945)	$(2,733)
Denominator
Basic weighted-average shares outstanding	81,554	82,079
Effect of dilutive securities:
Stock options held by employees and directors	—	—
Diluted weighted-average shares outstanding	81,554	82,079

Anti-dilutive securities (1)	1,677	1,397

(1)	Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the three month periods ended March 31, 2018 and 2017, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In August 2016, the FASB issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance was effective for us January 1, 2018 and did not have an impact on our condensed consolidated statements of cash flows.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The new standard was effective for us on January 1, 2018 and did not have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued a new standard related to revenue recognition. Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard creates a five-step process that requires entities to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. In addition, the standard requires expanded footnote disclosure.

We adopted this standard on January 1, 2018, using the full retrospective method. Regarding our advertising contracts, which comprised 65% of 2017 operating revenues, the contracts are short-term in nature with transaction price consideration agreed upon in advance. Revenue on broadcast advertising spots will continue to be recognized when commercials are aired.

Online advertising revenue earned through the display of digital advertisements across various digital platforms typically take the form of an impression-based contract, fixed fee time-based contract or transaction-based contract. Revenue will continue to be recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue will be recognized as the service is delivered for impression and transaction based contracts. Retransmission revenue, which comprised 30% of 2017 operating revenues, will be recognized under the licensing of intellectual property guidance in the standard, which will not result in a change to our previous revenue recognition.

The only identified impacts of the standard were the recording of certain revenue transactions on a gross basis that were previously recorded on a net basis and barter revenue and expense related to syndicated programming will no longer be recognized under the new guidance.

Adoption of this standard on January 1, 2018 using the full retrospective method required us to adjust certain previously reported results. The following table presents the impact of adoption of the standard on our condensed consolidated statement of operations:

	Three Months Ended March 31, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$120,111	$(215)	$119,896
Retransmission and carriage	66,211	—	66,211
Other	10,007	2,361	12,368
Total operating revenues	196,329	2,146	198,475
Costs and Expenses:
Employee compensation and benefits	94,925	—	94,925
Programming	46,577	2,146	48,723
Other expenses	40,766	—	40,766
Total costs and expenses	$182,268	$2,146	$184,414

Adoption of the new revenue recognition standard had no impact on our condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statements of equity.

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

Recently Issued Accounting Standards — In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and the timing of adoption.

In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

3. Acquisitions

Katz

On October 2, 2017, we acquired the Katz networks for $292 million, which is net of a 5.33% noncontrolling interest we owned prior to the acquisition date. Katz owns and operates four national television networks — Bounce, Grit, Escape and Laff. The acquisition was funded through the issuance of a new term loan B. Katz is included as part of our National Media segment.

Pending the finalization of asset valuations, the following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed:

(in thousands)

Assets:
Cash	$21,372
Accounts receivable	44,306
Current portion of programming	47,120
Intangible assets	32,300
Goodwill	209,572
Programming (less current portion)	74,998
Other assets	1,395
Total assets acquired	431,063
Accounts payable and accrued liabilities	29,339
Current portion of programming liabilities	46,376
Programming liabilities	53,036
Net purchase price	$302,312

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

Pro forma results of operations

Pro forma results of operations, assuming the Katz acquisition had taken place at the beginning of 2017, are presented in the following table. The pro forma information includes the historical results of operations of Scripps and Katz, as well as adjustments for additional depreciation and amortization of the assets acquired and additional interest expense related to the financing of the transaction. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2017

Operating revenues	$233,288
Income (loss) from continuing operations, net of tax	(2,538)
Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company
Basic	$(0.03)
Diluted	(0.03)

4. Asset Write-Downs and Other Charges and Credits

First quarter 2018 loss from continuing operations includes $3.8 million of severance and outside consulting fees associated with our previously announced restructuring.

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

The effective income tax rate for the three months ended March 31, 2018 and 2017, was 19% and 67%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The U.S. federal statutory rate was 21% in the first quarter 2018 and 35% in the first quarter 2017 impacting the comparability of the income tax provision between those periods. We made a preliminary estimate of the impact of the Tax Act on our deferred taxes in our 2017 financial statements. There were no changes to that provisional estimate during the first quarter of 2018.

Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.7 million expense and $2.4 million benefit in 2018 and 2017, respectively).

Deferred tax assets totaled $22.0 million at March 31, 2018, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At March 31, 2018 and December 31, 2017, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of March 31, 2018	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of March 31, 2018	$491,219	$264,730	$755,949

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2018	As of December 31, 2017

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	69,500	69,500
Other	37,069	37,069
Total carrying amount	355,013	355,013
Accumulated amortization:
Television network affiliation relationships	(52,734)	(49,639)
Customer lists and advertiser relationships	(28,190)	(26,345)
Other	(12,651)	(10,269)
Total accumulated amortization	(93,575)	(86,253)
Net amortizable intangible assets	261,438	268,760
Indefinite-lived intangible assets — FCC licenses	157,215	157,215
Total other intangible assets	$418,653	$425,975

Estimated amortization expense of intangible assets for each of the next five years is $20.2 million for the remainder of 2018, $26.1 million in 2019, $24.9 million in 2020, $22.5 million in 2021, $20.3 million in 2022, $15.8 million in 2023 and $131.6 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2018	As of December 31, 2017

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	400,000
Term loan B	298,500	299,250
Unsecured subordinated notes	2,656	2,656
Total outstanding principal	701,156	701,906
Less: Debt issuance costs	(8,394)	(8,631)
Less: Current portion	(5,656)	(5,656)
Net carrying value of long-term debt	$687,106	$687,619
Fair value of long-term debt *	$676,211	$703,572
* Fair value of the Senior Notes and the term loan B were estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair value of the unsecured subordinated notes is determined based on a discounted cash flow analysis using current market interest rates of comparable instruments and is classified as Level 2 in the fair value hierarchy.

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

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which are being amortized over the life of the Senior Notes.

Term Loan B

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024. We amended term loan B on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on term loan B at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. Term loan B requires annual principal payments of $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2018, we were not required to make any additional principal payments for excess cash flow.

Under a previous financing agreement, we had a $400 million term loan B that matured in November 2020. We repaid the term loan B in 2017 with the proceeds of our Senior Notes.

As of March 31, 2018 and December 31, 2017, the interest rate was 3.90% and 3.82%, respectively on the term loan B. The weighted-average interest rate was 3.92% for the three months ended March 31, 2018.

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

Unsecured Subordinated Notes

The unsecured subordinated promissory notes bear interest at a rate of 7.25% per annum, payable quarterly. The remaining principal payment of $2.7 million will be paid in the third quarter of 2018.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2018	As of December 31, 2017

Employee compensation and benefits	$20,354	$18,520
Programming liability	58,836	54,641
Liability for pension benefits	206,053	207,406
Liabilities for uncertain tax positions	656	644
Other	12,112	12,445
Other liabilities (less current portion)	$298,011	$293,656

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2018	2017

Accounts receivable	$9,166	$(1,018)
Other current assets	(3,508)	(24)
Accounts payable	4,251	2,283
Accrued employee compensation and benefits	(13,516)	(12,741)
Other accrued liabilities	1,412	886
Other, net	(63)	(862)
Total	$(2,258)	$(11,476)

11. Employee Benefit Plans

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

The components of the expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017

Interest cost	$5,925	$6,486
Expected return on plan assets, net of expenses	(5,732)	(4,360)
Amortization of actuarial loss	921	1,084
Total for defined benefit plans	1,114	3,210
Multi-employer plans	47	74
SERPs	274	257
Defined contribution plan	2,793	2,904
Net periodic benefit cost	4,228	6,445
Allocated to discontinued operations	(203)	(191)
Net periodic benefit cost — continuing operations	$4,025	$6,254

We contributed $1.6 million to fund current benefit payments for our SERPs and $1.3 million for our defined benefit pension plans during the three months ended March 31, 2018. During the remainder of 2018, we anticipate contributing an additional $4.9 million to fund the SERPs' benefit payments and an additional $16.1 million to fund our qualified defined benefit pension plans.

12. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis that our chief operating decision maker makes resource allocation decisions.
Effective December 31, 2017, we realigned our businesses into a new internal organization and began reporting to reflect this new structure. Under the new structure, we have the following reportable segments: Local Media, National Media and Other. We have recast the operating results for all periods to reflect this change.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.

Our National Media segment includes our collection of national brands. Our national brands are Katz, Midroll, Newsy and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Segment operating revenues:
Local Media	$192,059	$187,064
National Media	60,721	9,687
Other	1,411	1,724
Total operating revenues	$254,191	$198,475
Segment profit (loss):
Local Media	$31,619	$32,351
National Media	2,035	(3,957)
Other	(251)	249
Shared services and corporate	(14,087)	(14,582)
Restructuring costs	(3,807)	—
Depreciation and amortization of intangibles	(15,420)	(13,861)
Gains (losses), net on disposal of property and equipment	(717)	(47)
Interest expense	(8,759)	(4,195)
Defined benefit pension plan expense	(1,388)	(3,467)
Miscellaneous, net	167	(879)
Income (loss) from continuing operations before income taxes	$(10,608)	$(8,388)
Depreciation:
Local Media	$7,556	$7,835
National Media	96	7
Other	38	67
Shared services and corporate	409	482
Total depreciation	$8,099	$8,391
Amortization of intangibles:
Local Media	$3,705	$3,954
National Media	3,278	1,178
Shared services and corporate	338	338
Total amortization of intangibles	$7,321	$5,470
Additions to property and equipment:
Local Media	$9,500	$3,947
National Media	1,674	11
Shared services and corporate	60	99
Total additions to property and equipment	$11,234	$4,057

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Operating revenues:
Core advertising	$166,553	$118,855
Political advertising	2,584	1,041
Retransmission and carriage	71,060	66,211
Other	13,994	12,368
Total operating revenues	$254,191	$198,475

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares through December 2018. For the three months ended March 31, 2017, we repurchased $1.3 million of shares at prices ranging from $22.39 to $23.01 per share under this authorization. For the three months ended March 31, 2018, we repurchased $4.4 million of shares at prices ranging from $13.29 to $16.86 per share under this authorization. At March 31, 2018, $78.2 million remained under this authorization.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $248 (a)	740	—	740
Net current-period other comprehensive income (loss)	740	—	740
Ending balance, March 31, 2018	$(102,215)	$33	$(102,182)

	Three Months Ended March 31, 2017
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $423 (a)	695	(16)	679
Net current-period other comprehensive income (loss)	695	(16)	679
Ending balance, March 31, 2017	$(92,981)	$313	$(92,668)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

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
In the fourth quarter of 2017, we began the process to divest our radio business. We have classified the radio segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.

Operating results of our discontinued radio operations were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Operating revenues	$13,299	$14,429
Total costs and expenses	(11,516)	(12,190)
Depreciation and amortization of intangibles	—	(863)
Impairment of goodwill	(20,000)	—
Other, net	(148)	(40)
Income (loss) from discontinued operations before income taxes	(18,365)	1,336
Provision (benefit) for income taxes	139	542
Net income (loss) from discontinued operations	$(18,504)	$794
During the first quarter of 2018, we recorded a $20 million non-cash impairment charge to write-down the goodwill of our radio business to fair value.
The following table presents a summary of the radio assets held for sale included in our Condensed Consolidated Balance Sheets.

(in thousands)	As of March 31, 2018	As of December 31, 2017

Assets:
Total current assets	$10,437	$12,891
Property and equipment	35,699	35,470
Goodwill and intangible assets	67,462	87,462
Other assets	181	181
Total assets included in the disposal group	113,779	136,004
Liabilities:
Total current liabilities	2,525	3,248
Deferred income taxes	16,592	16,288
Other liabilities	—	—
Total liabilities included in the disposal group	19,117	19,536
Net assets included in the disposal group	$94,662	$116,468

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations is based upon the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements
This document contains certain forward-looking statements related to the Company's businesses that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties, including changes in advertising demand and other economic conditions that could cause actual results to differ materially from the expectations expressed in forward-looking statements. Such forward-looking statements are made as of the date of this document and should be evaluated with the understanding of their inherent uncertainty. A detailed discussion of principal risks and uncertainties that may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors.” The Company undertakes no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader Midroll, next-generation national news network Newsy, and four over-the-air multicast networks called the Katz networks. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

At the end of 2017, we began a comprehensive restructuring of our local and national media brands to position the Company for improved performance and continued growth. We began a deep analysis of our operating divisions and corporate cost structure, our non-core assets and the opportunities for our national content brands. We are committed to improving operating performance in our local media business, supporting the growth ahead with our national media businesses and serving our audiences with news and information across all media platforms.

During the first quarter, the Board of Directors approved the initiation of a regular quarterly dividend. Shareholders of record as of March 1, 2018 received a 5 cent per share dividend that was paid on March 26, 2018. In the first quarter of 2018, we paid $4.1 million in dividends. While we intend to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion of the Board of Directors.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2018	Change	2017

Operating revenues	$254,191	28.1%	$198,475
Employee compensation and benefits	(98,489)	3.8%	(94,925)
Programming	(83,363)	71.1%	(48,723)
Other expenses	(53,023)	30.1%	(40,766)
Restructuring costs	(3,807)		—
Depreciation and amortization of intangibles	(15,420)		(13,861)
Gains (losses), net on disposal of property and equipment	(717)		(47)
Operating income (loss)	(628)		153
Interest expense	(8,759)		(4,195)
Defined benefit pension plan expense	(1,388)		(3,467)
Miscellaneous, net	167		(879)
Income (loss) from continuing operations before income taxes	(10,608)		(8,388)
(Provision) benefit for income taxes	2,031		5,655
Income (loss) from continuing operations, net of tax	(8,577)		(2,733)
Income (loss) from discontinued operations, net of tax	(18,504)		794
Net income (loss)	(27,081)		(1,939)
Net income (loss) attributable to noncontrolling interest	(632)		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,449)		$(1,939)

In the fourth quarter of 2017, we began the process to divest our radio business. We have classified the radio segment as held for sale in our Condensed Consolidated Balance Sheets and reported its results as discontinued operations in our Condensed Consolidated Statements of Operations.

Katz was acquired on October 2, 2017. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased 28.1% in the first quarter of 2018. Retransmission and carriage revenues increased $4.6 million in our Local Media group and revenues in our National Media group increased more than $51 million. The increase in our National Media group revenues includes $43 million of revenues from Katz.

Employee compensation and benefits increased 3.8% in the first quarter of 2018, primarily driven by the expansion of our National Media group, including the addition of Katz. This increase was partially offset by employee cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

Programming expense increased 71.1% for the first quarter of 2018, primarily due to higher network affiliation fees and $22 million of additional programming costs from Katz. Network affiliation fees increased due to contractual rate increases.

Other expenses increased 30.1% for the first quarter of 2018. The inclusion of Katz in the first quarter 2018 results contributed $7.9 million of the increase in other expenses. Increases in marketing and promotion costs for our national brands,

Newsy and Midroll, also contributed to the increase in other expenses for the first quarter of 2018 compared with the first quarter of 2017.

Depreciation and amortization of intangibles increased primarily as a result of the Katz acquisition.

Restructuring costs of $3.8 million reflects severance and outside consulting fees associated with our previously announced changes in management and operating structure.

Interest expense increased for the first quarter of 2018, primarily due to the new debt issued to finance the Katz acquisition and the higher interest rate on the senior secured notes that were issued in April 2017.

The effective income tax rate was 19% and 67% for the three months ended March 31, 2018 and 2017, respectively. The enactment of the Tax Cuts and Jobs Act in December 2017 lowered the U.S. corporate income tax rate. The U.S. federal statutory rate was 21% in the first quarter of 2018 and 35% in the first quarter of 2017, impacting the comparability of the income tax provision between those periods. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.7 million expense and $2.4 million benefit in 2018 and 2017, respectively).
Business Segment Results — As discussed in the Notes to Condensed Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan expense, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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

Effective December 31, 2017, we realigned our businesses into a new internal organization and began reporting to reflect this new structure. Under the new structure we have the following reportable segments: Local Media, National Media and Other. We have recast operating results for all periods to reflect this change.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2018	Change	2017

Segment operating revenues:
Local Media	$192,059	2.7%	$187,064
National Media	60,721		9,687
Other	1,411	(18.2)%	1,724
Total operating revenues	$254,191	28.1%	$198,475
Segment profit (loss):
Local Media	$31,619	(2.3)%	$32,351
National Media	2,035		(3,957)
Other	(251)		249
Shared services and corporate	(14,087)	(3.4)%	(14,582)
Restructuring costs	(3,807)		—
Depreciation and amortization of intangibles	(15,420)		(13,861)
Gains (losses), net on disposal of property and equipment	(717)		(47)
Interest expense	(8,759)		(4,195)
Defined benefit pension plan expense	(1,388)		(3,467)
Miscellaneous, net	167		(879)
Income (loss) from continuing operations before income taxes	$(10,608)		$(8,388)

Local Media — Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, one independent station and three Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2018	Change	2017

Segment operating revenues:
Core advertising	$116,010	0.2%	$115,733
Political	2,584		1,041
Retransmission	70,791	6.9%	66,211
Other	2,674	(34.4)%	4,079
Total operating revenues	192,059	2.7%	187,064
Segment costs and expenses:
Employee compensation and benefits	74,182	1.0%	73,453
Programming	53,145	18.3%	44,935
Other expenses	33,113	(8.8)%	36,325
Total costs and expenses	160,440	3.7%	154,713
Segment profit	$31,619	(2.3)%	$32,351
Revenues

Total Local Media revenues increased 2.7% for the first quarter of 2018. Core advertising revenues increased slightly when compared with the first quarter of 2017. Improvement in our services, retail and home improvement categories was offset by weakness in our communications and auto categories. Retransmission revenues increased $4.6 million in the first quarter of 2018 compared with the first quarter of 2017. The increase was primarily attributed to contractual rate increases. The increase was partially offset by a one-time refund of $2.1 million to an MVPD that mistakenly overpaid us over several quarters in 2016 and 2017 on out-of-market subscribers. Following the acquisition of Katz on October 2, 2017, we no longer receive carriage fees from the Katz networks, which primarily represents the decrease in other revenues for the first quarter of 2018.

Costs and expenses

Employee compensation and benefits were relatively flat, increasing 1.0% for the three months ended March 31, 2018, compared with the first quarter of 2017.

Programming expense, which includes our network affiliation fees and other programming costs, increased 18% for the three months ended March 31, 2018, primarily due to $5.6 million of higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Lower marketing and promotion costs contributed to the decrease in other expenses for the first quarter of 2018 compared to the first quarter of 2017.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including over-the-air networks, Katz; our podcast business Midroll; next-generation national news network Newsy; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.
Operating results for our National Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2018	Change	2017

Segment operating revenues:
Katz	$42,650		$—
Midroll	10,985	68.7%	6,513
Newsy	3,657		1,202
Other	3,429	73.9%	1,972
Total operating revenues	60,721		9,687
Segment costs and expenses:
Employee compensation and benefits	12,719	95.5%	6,505
Programming	30,218		3,788
Other expenses	15,749		3,351
Total costs and expenses	58,686		13,644
Segment profit (loss)	$2,035		$(3,957)

Katz was acquired on October 2, 2017. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $51 million in the first quarter of 2018. Excluding the results of Katz, revenues increased $8.4 million for the three months ended March 31, 2018, primarily driven by increased revenues from Midroll and Newsy. Increases in Midroll's revenues reflect advertising growth from existing podcasts as well as the addition of new titles to its portfolio of podcasts. Newsy's revenues increased primarily from the growth of advertising of over-the-top platforms as well as revenues from its expansion into cable in the fourth quarter of 2017.

Costs and expenses

Employee compensation and benefits increased in the first quarter of 2018 due to the impact of Katz, as well as the hiring of personnel to support the growth of our National Media businesses.

Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The increase is primarily due to the inclusion of Katz's first quarter programming costs of $22 million and additional programming costs for our podcast business.

Other expenses reflect $7.9 million for the inclusion of Katz in the first quarter of 2018. The remaining increase in the first quarter of 2018 is primarily attributed to marketing and promotion costs incurred for our national brands.

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, such as costs associated with being a public company. During the first quarter of 2018, we incurred $1.4 million in costs related to our proxy contest.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$(8,577)	$(2,733)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	15,420	13,861
(Gain)/loss on sale of property and equipment	717	47
Programming assets and liabilities	(4,947)	945
Deferred income taxes	(2,209)	(5,364)
Stock and deferred compensation plans	4,658	7,782
Pension expense, net of contributions	(1,581)	2,096
Other changes in certain working capital accounts, net	(2,258)	(11,476)
Miscellaneous, net	101	124
Net cash provided by operating activities from continuing operations	1,324	5,282
Net cash provided by operating activities from discontinued operations	3,691	4,195
Net operating activities	$5,015	$9,477

The almost $4 million decrease in cash provided by continuing operating activities was primarily attributed to the year-over-year net cash impact from increased programming investment of $5.9 million, $1.8 million of cash outlay related to our previously discussed restructuring initiatives and $1.6 million of higher pension contributions year-over-year. These items were partially offset by a $5 million increase in segment profit year-over-year.

Investing activities

Cash flows from investing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash Flows from Investing Activities:
Additions to property and equipment	$(11,362)	$(3,916)
Purchase of investments	(117)	(609)
Miscellaneous, net	192	128
Net cash used in investing activities from continuing operations	(11,287)	(4,397)
Net cash used in investing activities from discontinued operations	(320)	(187)
Net investing activities	$(11,607)	$(4,584)

In 2018 and 2017, we used $11 million and $4 million, respectively, in cash for investing activities from continuing operations. The majority of the increase was attributed to $5.8 million of capital expenditures incurred in 2018 related to the FCC repacking process.
Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals as viewed in their markets. We received letters from the FCC in February 2017, notifying us that 17 of our stations have been assigned to new channels. The legislation authorizing the incentive auction and repack provides the FCC with up to a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect the FCC fund will be sufficient to cover the costs we would expect to incur for the repack and that our only potential funding risks would be limited to any disagreements with the FCC over reimbursement of expenditures incurred.
We expect to spend approximately $55 million through the end of 2020, of which, approximately $12 million is expected to be incurred over the remaining periods of 2018.
Financing activities
Cash flows from financing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash Flows from Financing Activities:
Payments on long-term debt	$(750)	$(979)
Dividends paid	(4,125)	—
Repurchase of Class A Common shares	(4,409)	(1,760)
Proceeds from exercise of stock options	234	1,461
Tax payments related to shares withheld for RSU vesting	(1,868)	(3,287)
Miscellaneous, net	(804)	(2,412)
Net cash used in continuing financing activities	$(11,722)	$(6,977)

In 2018 and 2017, we used $12 million and $7 million in cash for continuing financing activities, respectively. The primary factors impacting our cash flows from financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through December 2018. Shares may be repurchased from time to time at management's discretion, either in the open market, through pre-arranged trading plans or in privately negotiated block transactions. We repurchased $4.4 million of shares during the first quarter of 2018 and $1.8 million of shares during the first quarter of 2017. At March 31, 2018, $78.2 million remains available for repurchase under our share repurchase program.

In the first quarter of 2018, we initiated and paid a 5 cent per share dividend to shareholders of record as of March 1, 2018. Total dividend payments to shareholders of our common stock were $4.1 million for the first quarter of 2018. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

In 2018, we received $0.2 million of proceeds from the exercise of employee stock options compared with $1.5 million in 2017. We have not issued any stock options since 2008.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest will be payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants which we were in compliance with at March 31, 2018, and December 31, 2017.

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024. We amended term loan B on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on term loan B at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. Term loan B requires annual principal payments of $3 million.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at March 31, 2018, and December 31, 2017.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of March 31, 2018, we were not required to make additional principal payments for excess cash flow.

Other
We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We expect to contribute approximately $21 million during the remainder of 2018 to fund our defined benefit pension plans and our SERPs.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2017 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets, income taxes and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

Recent Accounting Guidance
Refer to Note 2 – Recently Adopted and Issued Accounting Standards of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2018		As of December 31, 2017
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	374,000	400,000	400,000
Term loan B	298,500	299,619	299,250	300,935
Unsecured subordinated notes payable	2,656	2,592	2,656	2,637
Long-term debt, including current portion	$701,156	$676,211	$701,906	$703,572

Financial instruments subject to market value risk:
Investments held at cost	$4,590	(a)	$4,603	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired the Katz networks on October 2, 2017 and have excluded this business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended March 31, 2018. Katz has total assets of approximately $426 million, or 20% of our total assets as of March 31, 2018 and revenues of $43 million, or 17% of our total revenues for the quarter ended March 31, 2018.