Form 10-Q
period 2018-06-30
E.W. SCRIPPS Co
filed 2018-08-03
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2018, there were 70,028,926 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2018.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. There were no purchases of Class A Common shares made during the quarter ended June 30, 2018. At June 30, 2018, $78.2 million remained under the authorization.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2018.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

3

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

THE E.W. SCRIPPS COMPANY

Dated: August 3, 2018	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2018	As of December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$125,719	$148,699
Accounts receivable (less allowances— $2,156 and $1,949)	250,728	245,365
Programming	55,067	53,468
Miscellaneous	27,038	21,998
Assets held for sale — current	111,004	136,004
Total current assets	569,556	605,534
Investments	7,351	7,699
Property and equipment	218,628	209,995
Goodwill	755,949	755,949
Other intangible assets	416,915	425,975
Programming (less current portion)	82,889	85,269
Deferred income taxes	17,524	20,076
Miscellaneous	21,113	19,051
Total Assets	$2,089,925	$2,129,548

Liabilities and Equity
Current liabilities:
Accounts payable	$32,402	$23,647
Unearned revenue	7,544	7,353
Current portion of long-term debt	5,656	5,656
Accrued liabilities:
Employee compensation and benefits	35,258	41,939
Programming liability	50,481	58,176
Miscellaneous	39,977	44,396
Other current liabilities	9,923	10,085
Liabilities held for sale — current	20,131	19,536
Total current liabilities	201,372	210,788
Long-term debt (less current portion)	686,659	687,619
Other liabilities (less current portion)	290,030	293,656
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,028,926 and 69,699,105 shares	700	697
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	819	816
Additional paid-in capital	1,131,499	1,129,020
Accumulated deficit	(119,012)	(90,061)
Accumulated other comprehensive loss, net of income taxes	(101,442)	(102,922)
Total The E.W. Scripps Company shareholders' equity	911,864	936,853
Noncontrolling interest	—	632
Total equity	911,864	937,485
Total Liabilities and Equity	$2,089,925	$2,129,548
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Operating Revenues:
Advertising	$194,176	$137,502	$363,313	$257,398
Retransmission and carriage	74,658	66,059	145,718	132,270
Other	14,561	12,681	28,555	25,049
Total operating revenues	283,395	216,242	537,586	414,717
Costs and Expenses:
Employee compensation and benefits	95,071	87,990	193,560	182,915
Programming	84,427	49,178	167,790	97,901
Other expenses	63,782	46,927	116,805	87,693
Restructuring costs	2,330	—	6,137	—
Total costs and expenses	245,610	184,095	484,292	368,509
Depreciation, Amortization, and (Gains) Losses:
Depreciation	7,890	8,550	15,989	16,941
Amortization of intangible assets	7,492	5,231	14,813	10,701
(Gains) losses, net on disposal of property and equipment	(66)	15	651	62
Net depreciation, amortization, and (gains) losses	15,316	13,796	31,453	27,704
Operating income	22,469	18,351	21,841	18,504
Interest expense	(9,279)	(8,248)	(18,038)	(12,443)
Defined benefit pension plan expense	(1,389)	(3,467)	(2,777)	(6,934)
Miscellaneous, net	(156)	5,103	11	4,224
Income from continuing operations before income taxes	11,645	11,739	1,037	3,351
Provision (benefit) for income taxes	2,983	4,884	952	(771)
Income from continuing operations, net of tax	8,662	6,855	85	4,122
Income (loss) from discontinued operations, net of tax	(2,942)	1,690	(21,446)	2,484
Net income (loss)	5,720	8,545	(21,361)	6,606
Loss attributable to noncontrolling interest	—	—	(632)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,720	$8,545	$(20,729)	$6,606

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$0.10	$0.08	$0.01	$0.05
Income (loss) from discontinued operations	(0.04)	0.02	(0.26)	0.03
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.06	$0.10	$(0.25)	$0.08

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$0.10	$0.08	$0.01	$0.05
Income (loss) from discontinued operations	(0.04)	0.02	(0.26)	0.03
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.06	$0.10	$(0.25)	$0.08
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$5,720	$8,545	$(21,361)	$6,606
Changes in defined benefit pension plans, net of tax of $249, $433, $497, and $866	740	695	1,480	1,390
Other	—	(16)	—	(32)
Total comprehensive income (loss)	6,460	9,224	(19,881)	7,964
Less comprehensive net income (loss) attributable to noncontrolling interest	—	—	(632)	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$6,460	$9,224	$(19,249)	$7,964
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$(21,361)	$6,606
Income (loss) from discontinued operations, net of tax	(21,446)	2,484
Income from continuing operations, net of tax	85	4,122
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	30,802	27,642
(Gain)/loss on sale of property and equipment	651	62
Programming assets and liabilities	(6,237)	3,681
Deferred income taxes	2,055	(51)
Stock and deferred compensation plans	8,128	10,877
Pension expense, net of contributions	(5,559)	202
Other changes in certain working capital accounts, net	(10,075)	(20,147)
Miscellaneous, net	(2,233)	(3,392)
Net cash provided by operating activities from continuing operations	17,617	22,996
Net cash provided by operating activities from discontinued operations	4,939	5,999
Net operating activities	22,556	28,995
Cash Flows from Investing Activities:
Acquisition of intangibles	(5,754)	—
Additions to property and equipment	(25,992)	(8,741)
Purchase of investments	(79)	(834)
Proceeds from FCC repack	400	—
Miscellaneous, net	2,259	3,627
Net cash used in investing activities from continuing operations	(29,166)	(5,948)
Net cash used in investing activities from discontinued operations	(685)	(547)
Net investing activities	(29,851)	(6,495)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	400,000
Payments on long-term debt	(1,500)	(389,542)
Deferred financing costs	—	(7,558)
Dividends paid	(8,222)	—
Repurchase of Class A Common shares	(4,409)	(6,257)
Proceeds from exercise of stock options	1,857	1,461
Tax payments related to shares withheld for RSU vesting	(1,900)	(3,340)
Miscellaneous, net	(1,511)	(1,967)
Net cash used in financing activities from continuing operations	(15,685)	(7,203)
Increase (decrease) in cash, cash equivalents and restricted cash	(22,980)	15,297
Cash, cash equivalents and restricted cash:
Beginning of year	148,699	134,352
End of period	$125,719	$149,649

Supplemental Cash Flow Disclosures
Interest paid	$16,482	$4,855
Income taxes paid	$700	$776
Non-cash investing information
Capital expenditures included in accounts payable	$205	$493

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Comprehensive income	—	—	6,606	1,358	—	7,964
Repurchase of 321,891 Class A Common shares	(3)	(5,008)	(1,246)	—	—	(6,257)
Compensation plans: 525,392 net shares issued *	5	7,759	—	—	—	7,764
Minority interest contribution to venture	—	—	—	—	2,143	2,143
As of June 30, 2017	$821	$1,135,291	$(88,717)	$(91,989)	$2,143	$957,549

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(20,729)	1,480	(632)	(19,881)
Cash dividend: declared and paid - $0.10 per share	—	—	(8,222)	—	—	(8,222)
Repurchase of 285,201 Class A Common shares	(3)	(4,406)	—	—	—	(4,409)
Compensation plans: 615,022 net shares issued *	6	6,885	—	—	—	6,891
As of June 30, 2018	$819	$1,131,499	$(119,012)	$(101,442)	$—	$911,864
* Net of tax payments related to shares withheld for vested RSUs of $1,900 in 2018 and $3,340 in 2017.
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
Core Advertising — Core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast air time, as well as digital advertising. Pricing of advertising time is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Advertising time is sold through a combination of local sales staff and national sales representative firms. Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. Allowance for doubtful accounts totaled $2.2 million at June 30, 2018 and $1.9 million December 31, 2017.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $7.5 million at June 30, 2018 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $7.4 million at December 31, 2017.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments are capitalized and amortized to expense over the term of the distribution contract. Capitalized costs to obtain a contract with a customer totaled $10.3 million at June 30, 2018 and $8.0 million at December 31, 2017 and are included within miscellaneous assets of our condensed consolidated balance sheets. Amortization of these costs totaled $0.3 million for the year-to-date period of 2018.
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
Share-based compensation costs totaled $2.9 million for the second quarter of 2018 and 2017. Year-to-date share-based compensation costs totaled $6.3 million and $8.7 million in 2018 and 2017, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$8,662	$6,855	$85	$4,122
Loss attributable to noncontrolling interest	—	—	632	—
Less income allocated to RSUs	(153)	(93)	(13)	(60)
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$8,509	$6,762	$704	$4,062
Denominator
Basic weighted-average shares outstanding	81,824	82,302	81,535	82,191
Effect of dilutive securities:
Stock options held by employees and directors	28	163	69	198
Diluted weighted-average shares outstanding	81,852	82,465	81,604	82,389

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

We adopted this standard on January 1, 2018, using the full retrospective method. Regarding our advertising contracts, which comprised 65% of 2017 operating revenues, the contracts are short-term in nature with transaction price consideration agreed upon in advance. Revenue on broadcast advertising spots continue to be recognized when commercials are aired. Online advertising revenue earned through the display of digital advertisements across various digital platforms typically take the form of an impression-based contract, fixed fee time-based contract or transaction-based contract. Revenue continues to be recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for impression and transaction-based contracts.

Retransmission revenue, which comprised 30% of 2017 operating revenues, is recognized under the licensing of intellectual property guidance in the standard, which did not result in a change to our previous revenue recognition.

The only identified impacts of the standard were to record certain revenue transactions on a gross basis that were previously recorded on a net basis and to no longer recognize barter revenue and expense related to syndicated programming.

Adoption of this standard on January 1, 2018 using the full retrospective method required us to adjust certain previously reported results. The following tables present the impact of adoption of the standard on our condensed consolidated statements of operations:

	Three Months Ended June 30, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$137,716	$(214)	$137,502
Retransmission and carriage	66,059	—	66,059
Other	9,974	2,707	12,681
Total operating revenues	213,749	2,493	216,242
Costs and Expenses:
Employee compensation and benefits	87,990	—	87,990
Programming	46,685	2,493	49,178
Other expenses	46,927	—	46,927
Total costs and expenses	$181,602	$2,493	$184,095

	Six Months Ended June 30, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$257,827	$(429)	$257,398
Retransmission and carriage	132,270	—	132,270
Other	19,981	5,068	25,049
Total operating revenues	410,078	4,639	414,717
Costs and Expenses:
Employee compensation and benefits	182,915	—	182,915
Programming	93,262	4,639	97,901
Other expenses	87,693	—	87,693
Total costs and expenses	$363,870	$4,639	$368,509

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

Recently Issued Accounting Standards — In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements, as well as the timing of adoption.

In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In March 2018, the FASB approved amendments to create an optional transition method. The amendments provide an option to implement the new leasing standard through a cumulative-effect adjustment in the period of adoption without having to restate the comparative periods presented. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements, but expect a significant increase in the assets and liabilities recorded on the condensed consolidated balance sheets.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2017	2017

Operating revenues	$254,342	$487,630
Income from continuing operations, net of tax	7,864	5,326
Income per share from continuing operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$0.10	$0.06
Diluted	0.10	0.06

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations includes the following:

2018 - In the second quarter, costs associated with our previously announced restructuring totaled $2.3 million. For the six months ended June 30, 2018 these restructuring costs totaled $6.1 million.

2017 - In the second quarter, we sold our newspaper syndication business, resulting in a gain of $3.0 million.

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

The effective income tax rate for the six months ended June 30, 2018 and 2017 was 92% and (23)%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The U.S. federal statutory rate was 21% in the second quarter 2018 and 35% in the second quarter 2017, impacting the comparability of the income tax provision between those periods. We made a preliminary estimate of the impact of the Tax Act on our deferred taxes in our 2017 consolidated financial statements. There were no changes to that provisional estimate during the second quarter of 2018.

Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.7 million expense and $2.4 million benefit in 2018 and 2017, respectively).

Deferred tax assets totaled $17.5 million at June 30, 2018, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At June 30, 2018 and December 31, 2017, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of June 30, 2018	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of June 30, 2018	$491,219	$264,730	$755,949

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	69,500	69,500
Other	42,823	37,069
Total carrying amount	360,767	355,013
Accumulated amortization:
Television network affiliation relationships	(55,830)	(49,639)
Customer lists and advertiser relationships	(28,255)	(26,345)
Other	(16,982)	(10,269)
Total accumulated amortization	(101,067)	(86,253)
Net amortizable intangible assets	259,700	268,760
Indefinite-lived intangible assets — FCC licenses	157,215	157,215
Total other intangible assets	$416,915	$425,975

Estimated amortization expense of intangible assets for each of the next five years is $13.8 million for the remainder of 2018, $27.5 million in 2019, $26.3 million in 2020, $23.9 million in 2021, $20.8 million in 2022, $15.8 million in 2023 and $131.6 million in later years.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	400,000
Term loan B	297,750	299,250
Unsecured subordinated notes	2,656	2,656
Total outstanding principal	700,406	701,906
Less: Debt issuance costs	(8,091)	(8,631)
Less: Current portion	(5,656)	(5,656)
Net carrying value of long-term debt	$686,659	$687,619
Fair value of long-term debt *	$679,425	$703,572
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

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which are being amortized over the life of the Senior Notes. Additionally, we wrote off $2.4 million of deferred financing costs associated with our old term loan B to interest expense in the second quarter of 2017.

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

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2018, we were not required to make any additional principal payments for excess cash flow.

Under a previous financing agreement, we had a $400 million term loan B that matured in November 2020. We repaid the term loan B in 2017 with the proceeds of our Senior Notes.

As of June 30, 2018 and December 31, 2017, the interest rate on the term loan B was 4.09% and 3.82%, respectively. The weighted-average interest rate on the term loan B was 3.97% for the six months ended June 30, 2018.

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

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2018	As of December 31, 2017

Employee compensation and benefits	$20,424	$18,520
Programming liability	55,318	54,641
Liability for pension benefits	200,843	207,406
Liabilities for uncertain tax positions	676	644
Other	12,769	12,445
Other liabilities (less current portion)	$290,030	$293,656

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2018	2017

Accounts receivable	$(5,363)	$(9,086)
Other current assets	(5,040)	(8,939)
Accounts payable	8,836	(3,905)
Accrued employee compensation and benefits	(4,812)	(3,406)
Other accrued liabilities	(4,484)	6,764
Other, net	788	(1,575)
Total	$(10,075)	$(20,147)

11. Employee Benefit Plans

We sponsor two noncontributory defined benefit pension plans, as well as two non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both of the defined benefit pension plans and the SERPs have frozen the accrual of future benefits.

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan.

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Interest cost	$5,925	$6,486	$11,850	$12,971
Expected return on plan assets, net of expenses	(5,733)	(4,360)	(11,465)	(8,720)
Amortization of actuarial loss	920	1,084	1,841	2,168
Total for defined benefit pension plans	1,112	3,210	2,226	6,419
Multi-employer plans	44	59	91	133
SERPs	277	257	551	515
Defined contribution plan	1,978	1,957	4,771	4,861
Net periodic benefit cost	3,411	5,483	7,639	11,928
Allocated to discontinued operations	(174)	(177)	(377)	(368)
Net periodic benefit cost — continuing operations	$3,237	$5,306	$7,262	$11,560

We contributed $1.7 million to fund current benefit payments for our SERPs and $6.6 million for our defined benefit pension plans during the six months ended June 30, 2018. During the remainder of 2018, we anticipate contributing an additional $4.8 million to fund the SERPs' benefit payments and an additional $10.8 million to fund our qualified defined benefit pension plans.

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

Our National Media segment includes our collection of national brands. Our national brands include Katz, Midroll, Newsy and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Segment operating revenues:
Local Media	$213,248	$201,430	$405,307	$388,494
National Media	68,226	13,016	128,947	22,703
Other	1,921	1,796	3,332	3,520
Total operating revenues	$283,395	$216,242	$537,586	$414,717
Segment profit (loss):
Local Media	$53,368	$48,736	$84,987	$81,087
National Media	2,037	(3,596)	4,072	(7,553)
Other	(1,643)	(1,658)	(1,894)	(1,409)
Shared services and corporate	(13,647)	(11,335)	(27,734)	(25,917)
Restructuring costs	(2,330)	—	(6,137)	—
Depreciation and amortization of intangibles	(15,382)	(13,781)	(30,802)	(27,642)
Gains (losses), net on disposal of property and equipment	66	(15)	(651)	(62)
Interest expense	(9,279)	(8,248)	(18,038)	(12,443)
Defined benefit pension plan expense	(1,389)	(3,467)	(2,777)	(6,934)
Miscellaneous, net	(156)	5,103	11	4,224
Income from continuing operations before income taxes	$11,645	$11,739	$1,037	$3,351
Depreciation:
Local Media	$7,331	$8,002	$14,887	$15,837
National Media	134	15	230	22
Other	38	59	76	126
Shared services and corporate	387	474	796	956
Total depreciation	$7,890	$8,550	$15,989	$16,941
Amortization of intangibles:
Local Media	$3,705	$3,632	$7,410	$7,586
National Media	3,448	1,260	6,726	2,438
Shared services and corporate	339	339	677	677
Total amortization of intangibles	$7,492	$5,231	$14,813	$10,701
Additions to property and equipment:
Local Media	$10,613	$4,855	$20,113	$8,802
National Media	4,051	186	5,725	197
Shared services and corporate	13	22	73	121
Total additions to property and equipment	$14,677	$5,063	$25,911	$9,120

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Operating revenues:
Core advertising	$179,294	$134,977	$345,847	$253,832
Political advertising	14,882	2,525	17,466	3,566
Retransmission and carriage	74,658	66,059	145,718	132,270
Other	14,561	12,681	28,555	25,049
Total operating revenues	$283,395	$216,242	$537,586	$414,717

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934. For the six months ended June 30, 2017, we repurchased $6.3 million of shares at prices ranging from $16.82 to $23.01 and for the six months ended June 30, 2018, we repurchased $4.4 million of shares at prices ranging from $13.29 to $16.86 per share. At June 30, 2018, $78.2 million remained under this authorization.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2018	$(102,215)	$33	$(102,182)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $249 (a)	740	—	740
Net current-period other comprehensive income	740	—	740
Ending balance, June 30, 2018	$(101,475)	$33	$(101,442)

	Three Months Ended June 30, 2017
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2017	$(92,981)	$313	$(92,668)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $423 (a)	695	(16)	679
Net current-period other comprehensive income (loss)	695	(16)	679
Ending balance, June 30, 2017	$(92,286)	$297	$(91,989)

	Six Months Ended June 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $497 (a)	1,480	—	1,480
Net current-period other comprehensive income (loss)	1,480	—	1,480
Ending balance, June 30, 2018	$(101,475)	$33	$(101,442)

	Six Months Ended June 30, 2017
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $846 (a)	1,390	(32)	1,358
Net current-period other comprehensive income (loss)	1,390	(32)	1,358
Ending balance, June 30, 2017	$(92,286)	$297	$(91,989)

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
In the fourth quarter of 2017, we began the process to divest our radio business. Our radio business consists of 34 radio stations in eight markets. We have classified the radio segment as held for sale in our condensed consolidated balance sheets and reported its results as discontinued operations in our condensed consolidated statements of operations.

Operating results of our discontinued radio operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Operating revenues	$17,386	$17,784	$30,685	$32,213
Total costs and expenses	(13,421)	(14,163)	(24,937)	(26,353)
Depreciation and amortization of intangibles	—	(868)	—	(1,731)
Impairment of goodwill	(5,900)	—	(25,900)	—
Other, net	(9)	(211)	(157)	(251)
Income (loss) from discontinued operations before income taxes	(1,944)	2,542	(20,309)	3,878
Provision for income taxes	998	852	1,137	1,394
Net income (loss) from discontinued operations	$(2,942)	$1,690	$(21,446)	$2,484
During the first quarter of 2018, we recorded a $20 million non-cash impairment charge to write-down the goodwill of our radio business to fair value. For the second quarter of 2018, operating results of our discontinued radio operations include a $5.9 million charge to adjust the carrying value of our radio business assets to sale prices agreed to with buyers for our Tulsa and Milwaukee stations and estimated values of the remaining stations.
The following table presents a summary of the radio assets held for sale included in our condensed consolidated balance sheets.

(in thousands)	As of June 30, 2018	As of December 31, 2017

Assets:
Total current assets	$13,206	$12,891
Property and equipment	36,055	35,470
Goodwill and intangible assets	61,562	87,462
Other assets	181	181
Total assets included in the disposal group	111,004	136,004
Liabilities:
Total current liabilities	3,841	3,248
Deferred income taxes	16,290	16,288
Other liabilities	—	—
Total liabilities included in the disposal group	20,131	19,536
Net assets included in the disposal group	$90,873	$116,468
On June 22, 2018, we entered into a definitive agreement to sell our five Tulsa, OK radio stations for $12.5 million. The transaction is subject to, among other things, FCC approval and other customary closing conditions, and is expected to close in the fourth quarter of 2018.
We also entered into a Local Marketing Agreement (“LMA”) on June 22, 2018 with the acquirer of the Tulsa radio stations. Under the terms of this agreement, the acquiring entity will pay us a monthly LMA fee and will also reimburse us for certain station expenses, as defined in the agreement, in exchange for the right to program and sell advertising from the stations' inventory of broadcast time. The LMA became effective on July 30, 2018.
In the third quarter of 2018, we entered into a definitive agreement to sell our two Milwaukee, WI radio stations for $16.0 million. The transaction is subject to, among other things, FCC approval and other customary closing conditions, and is expected to close in the fourth quarter of 2018.

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

In the fourth quarter of 2017, we began the process to sell our radio station group. Our radio business consists of 34 radio stations in eight markets. To date in 2018, we have entered into definitive agreements for the sale of 7 radio stations in our Tulsa, OK and Milwaukee, WI markets. These transactions are subject to, among other things, FCC approval and other customary closing conditions, and are expected to close in the fourth quarter of 2018. We expect to finalize definitive agreements for the remaining 27 stations in the third quarter of 2018.

During the first quarter of 2018, the Board of Directors approved the initiation of a regular quarterly dividend. In both the first and second quarter of 2018, there was a 5 cent per share dividend paid to shareholders on record as of March 1, 2018 and June 15, 2018, respectively. Dividends paid totaled $4.1 million for the three months ended June 30, 2018 and $8.2 million for the six months ended June 30, 2018. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Operating revenues	$283,395	31.1%	$216,242	$537,586	29.6%	$414,717
Employee compensation and benefits	(95,071)	8.0%	(87,990)	(193,560)	5.8%	(182,915)
Programming	(84,427)	71.7%	(49,178)	(167,790)	71.4%	(97,901)
Other expenses	(63,782)	35.9%	(46,927)	(116,805)	33.2%	(87,693)
Restructuring costs	(2,330)		—	(6,137)		—
Depreciation and amortization of intangibles	(15,382)		(13,781)	(30,802)		(27,642)
Gains (losses), net on disposal of property and equipment	66		(15)	(651)		(62)
Operating income	22,469		18,351	21,841		18,504
Interest expense	(9,279)		(8,248)	(18,038)		(12,443)
Defined benefit pension plan expense	(1,389)		(3,467)	(2,777)		(6,934)
Miscellaneous, net	(156)		5,103	11		4,224
Income from continuing operations before income taxes	11,645		11,739	1,037		3,351
(Provision) benefit for income taxes	(2,983)		(4,884)	(952)		771
Income from continuing operations, net of tax	8,662		6,855	85		4,122
Income (loss) from discontinued operations, net of tax	(2,942)		1,690	(21,446)		2,484
Net income (loss)	5,720		8,545	(21,361)		6,606
Loss attributable to noncontrolling interest	—		—	(632)		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$5,720		$8,545	$(20,729)		$6,606

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

Operating revenues increased 31.1% for the second quarter of 2018 and 29.6% for the first half of 2018. Higher retransmission and political revenues in our Local Media group and the inclusion of Katz revenues within our National Media group contributed to the year-over-year revenue increases. Revenues from Katz were $47.0 million in the second quarter of 2018 and $89.6 million for the first half of 2018.

Employee compensation and benefits increased 8.0% for the second quarter of 2018 and 5.8% for the first half of 2018, primarily driven by the expansion of our National Media group, including the addition of Katz. This increase was partially offset by employee cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

Programming expense increased 71.7% for the second quarter of 2018 and 71.4% for the first half of 2018, primarily due to higher network affiliation fees reflecting contractual rate increases, the costs of producing our original programming show,

Pickler & Ben, as well as additional programming costs from Katz, which were $23.1 million in the second quarter of 2018 and $45.1 million in the first half of 2018.

Other expenses increased 35.9% for the second quarter of 2018 and 33.2% for the first half of 2018. The inclusion of Katz in 2018 contributed $9.7 million of the increase in other expenses for the second quarter of 2018 and $17.6 million of the increase for the first half of 2018. Increases in marketing and promotion costs for our national brands, Newsy and Midroll, also contributed to the increase in other expenses in the second quarter and year-to-date periods of 2018.

Depreciation and amortization of intangibles increased primarily as a result of the Katz acquisition.

Restructuring costs of $2.3 million for the second quarter of 2018 and $6.1 million for the first half of 2018 reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Interest expense increased for the second quarter and year-to-date periods of 2018, primarily due to the new debt issued to finance the Katz acquisition and the higher interest rate on the senior secured notes that were issued in April 2017. Interest expense for the respective periods of 2017 includes a $2.4 million write-off of loan fees associated with the refinancing of our term loan B in the second quarter 2017.

Miscellaneous, net for the second quarter and year-to-date periods of 2017 includes a $3.0 million gain from the sale of our newspaper syndication business and other income of $2.5 million resulting from an adjustment to the purchase price earn out for Midroll.

The effective income tax rate was 92% and (23)% for the six months ended June 30, 2018 and 2017, respectively. The enactment of the Tax Cuts and Jobs Act in December 2017 lowered the U.S. corporate income tax rate. The U.S. federal statutory rate was 21% in the second quarter of 2018 and 35% in the second quarter of 2017, impacting the comparability of the income tax provision between those periods. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.7 million expense and $2.4 million benefit in 2018 and 2017, respectively).
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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Local Media	$213,248	5.9%	$201,430	$405,307	4.3%	$388,494
National Media	68,226		13,016	128,947		22,703
Other	1,921	7.0%	1,796	3,332	(5.3)%	3,520
Total operating revenues	$283,395	31.1%	$216,242	$537,586	29.6%	$414,717
Segment profit (loss):
Local Media	$53,368	9.5%	$48,736	$84,987	4.8%	$81,087
National Media	2,037		(3,596)	4,072		(7,553)
Other	(1,643)	(0.9)%	(1,658)	(1,894)	34.4%	(1,409)
Shared services and corporate	(13,647)	20.4%	(11,335)	(27,734)	7.0%	(25,917)
Restructuring costs	(2,330)		—	(6,137)		—
Depreciation and amortization of intangibles	(15,382)		(13,781)	(30,802)		(27,642)
Gains (losses), net on disposal of property and equipment	66		(15)	(651)		(62)
Interest expense	(9,279)		(8,248)	(18,038)		(12,443)
Defined benefit pension plan expense	(1,389)		(3,467)	(2,777)		(6,934)
Miscellaneous, net	(156)		5,103	11		4,224
Income from continuing operations before income taxes	$11,645		$11,739	$1,037		$3,351

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Core advertising	$121,315	(6.1)%	$129,164	$237,325	(3.1)%	$244,897
Political	14,882		2,525	17,466		3,566
Retransmission	74,006	12.0%	66,059	144,797	9.5%	132,270
Other	3,045	(17.3)%	3,682	5,719	(26.3)%	7,761
Total operating revenues	213,248	5.9%	201,430	405,307	4.3%	388,494
Segment costs and expenses:
Employee compensation and benefits	71,388	0.7%	70,891	145,570	0.8%	144,344
Programming	53,343	19.5%	44,624	106,488	18.9%	89,559
Other expenses	35,149	(5.5)%	37,179	68,262	(7.1)%	73,504
Total costs and expenses	159,880	4.7%	152,694	320,320	4.2%	307,407
Segment profit	$53,368	9.5%	$48,736	$84,987	4.8%	$81,087
Revenues

Total Local Media revenues increased 5.9% for the second quarter of 2018 and 4.3% for the first half of 2018. Higher retransmission revenues and higher political advertising from an even year election cycle contributed to the increase in revenues. The increase in retransmission revenues was primarily attributed to contractual rate increases. In the second quarter and year-to-date periods of 2018, political advertising revenues were $14.9 million and $17.5 million, respectively, leading to some displacement of core advertising revenues, which declined 6.1% for the second quarter of 2018 and 3.1% for the year-to-date period of 2018 compared with the respective periods in 2017. Improvement in our services, retail, media and home improvement categories was offset by weakness in our auto, food and communications categories. Following the acquisition of Katz on October 2, 2017, we no longer receive carriage fees from the Katz networks, which primarily represents the decrease in other revenues for the second quarter and year-to-date periods of 2018.

Costs and expenses

Employee compensation and benefits were relatively flat for both the second quarter and year-to-date periods of 2018 compared with 2017.

Programming expense increased 19.5% for the second quarter of 2018 and 18.9% for the year-to-date period of 2018 compared with 2017 due to higher network affiliation fees as well as the costs of producing our original programming show, Pickler & Ben. Network affiliation fees increased $5.9 million for the second quarter of 2018 and $11.5 million for the year-to-date period of 2018 compared with the respective periods in 2017. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Lower marketing and promotion costs contributed to the decrease in other expenses for both the second quarter and year-to-date periods of 2018 compared with 2017.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including over-the-air networks, Katz; our podcast business Midroll; next-generation national news network Newsy; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.
Operating results for our National Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Katz	$46,997		$—	$89,647		$—
Midroll	9,970		7,402	20,955		13,915
Newsy	6,006		3,136	9,663		4,338
Other	5,253		2,478	8,682		4,450
Total operating revenues	68,226		13,016	128,947		22,703
Segment costs and expenses:
Employee compensation and benefits	13,675		6,643	26,394		13,148
Programming	31,084		4,554	61,302		8,342
Other expenses	21,430		5,415	37,179		8,766
Total costs and expenses	66,189		16,612	124,875		30,256
Segment profit (loss)	$2,037		$(3,596)	$4,072		$(7,553)

Katz was acquired on October 2, 2017. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $55.2 million for the second quarter of 2018 and $106.2 million for the first half of 2018. Excluding the results of Katz, revenues increased $8.2 million for the second quarter of 2018 and $16.6 million for the first half of 2018, primarily driven by increased revenues from Midroll and Newsy. Increases in Midroll's revenues reflect advertising growth from existing podcasts as well as the addition of new titles to its portfolio of podcasts. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms as well as revenues from its expansion into cable in the fourth quarter of 2017.

Costs and expenses

Employee compensation and benefits doubled for the second quarter and year-to-date periods of 2018 due to the impact of Katz, as well as the hiring of personnel to support the growth of our National Media businesses.

Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The increase in programming expense for the second quarter and year-to-date periods of 2018 is primarily due to the inclusion of Katz's programming costs and additional programming costs for our podcast business. Programming costs for Katz were $23.1 million for the second quarter of 2018 and $45.1 million for the first half of 2018.

Other expenses of $21.4 million in the second quarter of 2018 and $37.2 million in the first half of 2018 include $9.7 million and $17.6 million, respectively, attributable to Katz. The remaining increase in other expenses for the second quarter and year-to-date periods of 2018 is primarily attributed to marketing and promotion costs incurred for our national brands.

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, such as costs associated with being a public company. During 2018, we incurred $3.3 million in costs related to our proxy contest.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Income from continuing operations, net of tax	$85	$4,122
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	30,802	27,642
(Gain)/loss on sale of property and equipment	651	62
Programming assets and liabilities	(6,237)	3,681
Deferred income taxes	2,055	(51)
Stock and deferred compensation plans	8,128	10,877
Pension expense, net of contributions	(5,559)	202
Other changes in certain working capital accounts, net	(10,075)	(20,147)
Miscellaneous, net	(2,233)	(3,392)
Net cash provided by operating activities from continuing operations	17,617	22,996
Net cash provided by operating activities from discontinued operations	4,939	5,999
Net operating activities	$22,556	$28,995

The $5.4 million decrease in cash provided by operating activities from continuing operations was primarily attributed to the year-over-year net cash impact from increased programming investment of $9.9 million, $5.8 million of cash outlay related to our previously discussed restructuring initiatives and $11.6 million of higher interest payments year-over-year. These items were partially offset by a $13.2 million increase in segment profit year-over-year, as well as changes in working capital accounts.

Investing activities

Cash flows from investing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash Flows from Investing Activities:
Acquisition of intangibles	$(5,754)	$—
Additions to property and equipment	(25,992)	(8,741)
Purchase of investments	(79)	(834)
Proceeds from FCC repack	400	—
Miscellaneous, net	2,259	3,627
Net cash used in investing activities from continuing operations	(29,166)	(5,948)
Net cash used in investing activities from discontinued operations	(685)	(547)
Net investing activities	$(29,851)	$(6,495)

In 2018 and 2017, we used $29 million and $6 million, respectively, in cash for investing activities from continuing operations. The majority of the increase was attributed to $3.9 million of cash expended to acquire cable and satellite carriage rights for Newsy, as well as an increase in capital expenditures of $17.3 million. A significant portion of the increase in capital expenditures is attributed to $9.7 million of capital expenditures incurred in 2018 related to the FCC repacking process. Additionally, National Media's capital expenditures increased $5.5 million as a result of the expansion of our national brands.
Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals as viewed in their markets. We received letters from the FCC in February 2017, notifying us that 17 of our stations have been assigned to new channels. The legislation authorizing the incentive auction and repack provides the FCC with up to a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect the FCC fund will be sufficient to cover the costs we would expect to incur for the repack and that our only potential funding risks would be limited to any disagreements with the FCC over reimbursement of expenditures incurred. Reimbursements provided by the FCC are recognized as the cash is received.
We expect to spend approximately $55 million through the end of 2020, of which, $12.6 million has been spent to date and approximately $10 million is expected to be incurred over the remaining periods of 2018.
Financing activities
Cash flows from financing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$400,000
Payments on long-term debt	(1,500)	(389,542)
Deferred financing costs	—	(7,558)
Dividends paid	(8,222)	—
Repurchase of Class A Common shares	(4,409)	(6,257)
Proceeds from exercise of stock options	1,857	1,461
Tax payments related to shares withheld for RSU vesting	(1,900)	(3,340)
Miscellaneous, net	(1,511)	(1,967)
Net cash used in financing activities from continuing operations	$(15,685)	$(7,203)

In 2018 and 2017, we used $16 million and $7 million in cash for financing activities from continuing operations, respectively. The primary factors impacting our cash flows from financing activities are described below.

Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchase or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with rule 10b5-1 of the Securities Exchange Act of 1934. We repurchased $4.4 million of shares during the first six months of 2018 and $6.3 million of shares during the first six months of 2017. At June 30, 2018, $78.2 million remains available for repurchase under our share repurchase program.

In the first and second quarter of 2018, we initiated and paid a 5 cent per share dividend to shareholders on record as of March 1, 2018 and June 15, 2018, respectively. Total dividend payments to shareholders of our common stock for the six months ended June 30, 2018 were $8.2 million. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

In 2018, we received $1.9 million of proceeds from the exercise of employee stock options compared with $1.5 million in 2017. We have not issued any stock options since 2008.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our term loan B, for the payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants which we were in compliance with at June 30, 2018, and December 31, 2017.

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

Our financing agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at June 30, 2018, and December 31, 2017.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of June 30, 2018, we were not required to make additional principal payments for excess cash flow.

Other
We expect to contribute approximately $15.6 million during the remainder of 2018 to fund our defined benefit pension plans and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2018		As of December 31, 2017
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	379,500	400,000	400,000
Term loan B	297,750	297,378	299,250	300,935
Unsecured subordinated notes	2,656	2,547	2,656	2,637
Long-term debt, including current portion	$700,406	$679,425	$701,906	$703,572

Financial instruments subject to market value risk:
Investments held at cost	$4,212	(a)	$4,603	(a)

(a) Includes securities that do not trade in public markets so the securities do not have readily determinable fair values. We estimate that the fair value of these securities approximates their carrying value. There can be no assurance that we would realize the carrying value upon sale of the securities.

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired the Katz networks on October 2, 2017 and have excluded this business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended June 30, 2018. Katz has total assets of approximately $428 million, or 20% of our total assets as of June 30, 2018 and revenues of $90 million, or 17% of our total revenues for the six months ended June 30, 2018.