Form 10-Q
period 2018-09-30
E.W. SCRIPPS Co
filed 2018-11-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2018, there were 68,739,783 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2018.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At September 30, 2018, $52.3 million remained under the authorization.

The following table provides information about Company purchases of Class A Common shares during the quarter ended September 30, 2018, and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

7/1/2018 — 7/31/2018	—		$—	$78,197,079
8/1/2018 — 8/31/2018 (1)	1,365,628	$14.82	20,235,967	$52,961,112
9/1/2018 — 9/30/2018	39,907	15.66	625,032	$52,336,080
Total	1,405,535	$14.84	$20,860,999
(1) As part of the share repurchase program, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company's common stock and received an initial delivery of 1,349,528 shares, which represents 80% of the total shares the Company expects to receive based on the market price at the time of initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company's common stock over the term of the ASR agreement.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2018.

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

THE E.W. SCRIPPS COMPANY

Dated: November 9, 2018	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2018	As of December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$129,743	$148,699
Accounts receivable (less allowances— $2,779 and $1,949)	254,682	245,365
Programming	40,654	53,468
Miscellaneous	27,217	21,998
Assets held for sale	108,636	136,004
Total current assets	560,932	605,534
Investments	7,299	7,699
Property and equipment	223,629	209,995
Goodwill	760,098	755,949
Other intangible assets	411,419	425,975
Programming (less current portion)	69,381	85,269
Deferred income taxes	15,730	20,076
Miscellaneous	19,542	19,051
Total Assets	$2,068,030	$2,129,548

Liabilities and Equity
Current liabilities:
Accounts payable	$38,213	$23,647
Unearned revenue	17,692	7,353
Current portion of long-term debt	3,000	5,656
Accrued liabilities:
Employee compensation and benefits	29,093	41,939
Programming liability	38,703	58,176
Miscellaneous	50,783	44,396
Other current liabilities	10,536	10,085
Liabilities held for sale	22,173	19,536
Total current liabilities	210,193	210,788
Long-term debt (less current portion)	686,212	687,619
Other liabilities (less current portion)	265,973	293,656
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 68,739,783 and 69,699,105 shares	687	697
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	806	816
Additional paid-in capital	1,107,993	1,129,020
Accumulated deficit	(104,021)	(90,061)
Accumulated other comprehensive loss, net of income taxes	(99,126)	(102,922)
Total The E.W. Scripps Company shareholders' equity	905,652	936,853
Noncontrolling interest	—	632
Total equity	905,652	937,485
Total Liabilities and Equity	$2,068,030	$2,129,548
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Operating Revenues:
Advertising	$205,605	$124,925	$568,918	$382,323
Retransmission and carriage	79,673	63,733	225,391	196,003
Other	17,448	11,851	46,003	36,900
Total operating revenues	302,726	200,509	840,312	615,226
Costs and Expenses:
Employee compensation and benefits	96,129	88,626	289,689	271,541
Programming	90,832	52,152	258,622	150,053
Other expenses	59,148	45,999	175,953	133,692
Acquisition and related integration costs	332	—	332	—
Restructuring costs	863	2,407	7,000	2,407
Total costs and expenses	247,304	189,184	731,596	557,693
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,627	8,547	24,616	25,488
Amortization of intangible assets	6,971	5,228	21,784	15,929
Impairment of goodwill and intangible assets	—	35,732	—	35,732
(Gains) losses, net on disposal of property and equipment	(501)	114	150	176
Net depreciation, amortization, and (gains) losses	15,097	49,621	46,550	77,325
Operating income (loss)	40,325	(38,296)	62,166	(19,792)
Interest expense	(9,003)	(5,720)	(27,041)	(18,163)
Defined benefit pension plan expense	(3,529)	(3,551)	(6,306)	(10,485)
Miscellaneous, net	(546)	1,187	(535)	5,411
Income (loss) from continuing operations before income taxes	27,247	(46,380)	28,284	(43,029)
Provision (benefit) for income taxes	7,208	(18,776)	8,160	(19,547)
Income (loss) from continuing operations, net of tax	20,039	(27,604)	20,124	(23,482)
Income (loss) from discontinued operations, net of tax	(908)	920	(22,354)	3,404
Net income (loss)	19,131	(26,684)	(2,230)	(20,078)
Loss attributable to noncontrolling interest	—	—	(632)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$19,131	$(26,684)	$(1,598)	$(20,078)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.24	$(0.34)	$0.25	$(0.29)
Income (loss) from discontinued operations	(0.01)	0.01	(0.27)	0.04
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.23	$(0.32)	$(0.02)	$(0.24)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.24	$(0.34)	$0.25	$(0.29)
Income (loss) from discontinued operations	(0.01)	0.01	(0.27)	0.04
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.23	$(0.32)	$(0.02)	$(0.24)
See notes to condensed consolidated financial statements.
Net income per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income (loss)	$19,131	$(26,684)	$(2,230)	$(20,078)
Changes in defined benefit pension plans, net of tax of $777, $459, $1,274, and $1,325	2,316	734	3,796	2,124
Other	—	(15)	—	(47)
Total comprehensive income (loss)	21,447	(25,965)	1,566	(18,001)
Less comprehensive net income (loss) attributable to noncontrolling interest	—	—	(632)	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$21,447	$(25,965)	$2,198	$(18,001)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$(2,230)	$(20,078)
Income (loss) from discontinued operations, net of tax	(22,354)	3,404
Income (loss) from continuing operations, net of tax	20,124	(23,482)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	46,400	41,417
Impairment of goodwill and intangible assets	—	35,732
(Gain)/loss on sale of property and equipment	150	176
Programming assets and liabilities	(10,775)	1,108
Deferred income taxes	3,072	(17,565)
Stock and deferred compensation plans	10,128	14,323
Pension expense, net of contributions	(13,261)	(8,875)
Other changes in certain working capital accounts, net	10,240	(8,275)
Miscellaneous, net	(1,168)	(6,954)
Net cash provided by operating activities from continuing operations	64,910	27,605
Net cash provided by operating activities from discontinued operations	8,878	5,229
Net operating activities	73,788	32,834
Cash Flows from Investing Activities:
Acquisition of intangible assets	(7,229)	(11,554)
Additions to property and equipment	(39,279)	(12,909)
Purchase of investments	(79)	(1,533)
Proceeds from FCC repack	946	—
Miscellaneous, net	2,307	3,650
Net cash used in investing activities from continuing operations	(43,334)	(22,346)
Net cash used in investing activities from discontinued operations	(1,044)	(1,140)
Net investing activities	(44,378)	(23,486)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	400,000
Payments on long-term debt	(4,906)	(392,198)
Deferred financing costs	—	(7,558)
Dividends paid	(12,362)	—
Repurchase of Class A Common shares	(30,270)	(11,704)
Proceeds from exercise of stock options	1,857	1,461
Tax payments related to shares withheld for RSU vesting	(2,520)	(3,371)
Miscellaneous, net	(165)	(3,795)
Net cash used in financing activities from continuing operations	(48,366)	(17,165)
Decrease in cash, cash equivalents and restricted cash	(18,956)	(7,817)
Cash, cash equivalents and restricted cash:
Beginning of year	148,699	134,352
End of period	$129,743	$126,535

Supplemental Cash Flow Disclosures
Interest paid	$19,683	$4,917
Income taxes paid	$934	$1,068
Non-cash investing information
Capital expenditures included in accounts payable	$698	$200

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Comprehensive income (loss)	—	—	(20,078)	2,077	—	(18,001)
Repurchase of 620,451 Class A Common shares	(6)	(9,652)	(2,047)	—	—	(11,705)
Compensation plans: 545,640 net shares issued *	6	10,596	—	—	—	10,602
Minority interest contribution to venture	—	—	—	—	2,143	2,143
As of September 30, 2017	$819	$1,133,484	$(116,202)	$(91,270)	$2,143	$928,974

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(1,598)	3,796	(632)	1,566
Cash dividend: declared and paid - $0.15 per share	—	—	(12,362)	—	—	(12,362)
Repurchase of 1,690,736 Class A Common shares	(17)	(30,253)	—	—	—	(30,270)
Compensation plans: 731,414 net shares issued *	7	9,226	—	—	—	9,233
As of September 30, 2018	$806	$1,107,993	$(104,021)	$(99,126)	$—	$905,652
* Net of tax payments related to shares withheld for vested RSUs of $2,520 in 2018 and $3,371 in 2017.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts totaled $2.8 million at September 30, 2018 and $1.9 million December 31, 2017.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $17.7 million at September 30, 2018 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $7.4 million at December 31, 2017.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments are capitalized and amortized to expense over the term of the distribution contract. Capitalized costs to obtain a contract with a customer totaled $10.1 million at September 30, 2018 and $8.0 million at December 31, 2017 and are included within miscellaneous assets on our condensed consolidated balance sheets. Amortization of these costs totaled $0.5 million for the year-to-date period of 2018.
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
Share-based compensation costs totaled $2.6 million for the third quarter of 2018 and 2017, respectively. Year-to-date share-based compensation costs totaled $8.9 million and $11.3 million in 2018 and 2017, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$20,039	$(27,604)	$20,124	$(23,482)
Loss attributable to noncontrolling interest	—	—	632	—
Less income allocated to RSUs	(316)	—	(338)	—
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$19,723	$(27,604)	$20,418	$(23,482)
Denominator
Basic weighted-average shares outstanding	81,452	82,039	81,606	82,140
Effect of dilutive securities:
Stock options and restricted stock units	632	—	491	—
Diluted weighted-average shares outstanding	82,084	82,039	82,097	82,140

Anti-dilutive securities (1)	—	1,373	—	1,373

(1)	Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.
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

Adoption of this standard on January 1, 2018 using the full retrospective method required us to adjust certain previously reported results. The following tables present the impact of adoption of the standard on our condensed consolidated statements of operations:

	Three Months Ended September 30, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$125,136	$(211)	$124,925
Retransmission and carriage	63,733	—	63,733
Other	8,912	2,939	11,851
Total operating revenues	197,781	2,728	200,509
Costs and Expenses:
Employee compensation and benefits	88,626	—	88,626
Programming	49,424	2,728	52,152
Other expenses	45,999	—	45,999
Restructuring costs	2,407	—	2,407
Total costs and expenses	$186,456	$2,728	$189,184

	Nine Months Ended September 30, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$382,963	$(640)	$382,323
Retransmission and carriage	196,003	—	196,003
Other	28,893	8,007	36,900
Total operating revenues	607,859	7,367	615,226
Costs and Expenses:
Employee compensation and benefits	271,541	—	271,541
Programming	142,686	7,367	150,053
Other expenses	133,692	—	133,692
Restructuring costs	2,407	—	2,407
Total costs and expenses	$550,326	$7,367	$557,693

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

Recently Issued Accounting Standards — In August 2018, the FASB issued new guidance to address a customer's accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements, as well as the timing of adoption.

In August 2018, the FASB issued new guidance to add, remove and clarify annual disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020 with early adoption permitted, and it should be applied on a retrospective basis. We believe the main impact of this guidance will be to no longer disclose the amount in accumulated other comprehensive income that is expected to be recognized as part of net periodic benefit cost over the next year. Additionally, we will have to add a narrative description for any significant gains and losses affecting the benefit obligation for the period. We are currently evaluating the impact of this guidance on our disclosures as well as the timing of adoption.

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

In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We have identified our lease population and have selected a third-party software program that will be used to track, store and analyze our leases. We are currently in the process of implementing the software program for our lease population. In July 2018, the FASB approved amendments to create an optional transition method. The amendments provide an option to implement the new leasing standard through a cumulative-effect adjustment in the period of adoption without having to restate the comparative periods presented. We will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. We are continuing to evaluate the impact of this guidance on our condensed consolidated financial statements, but expect an increase in the assets and liabilities recorded on the condensed consolidated balance sheet.

3. Acquisitions

Katz

On October 2, 2017, we acquired the Katz networks for $292 million, which is net of a 5.33% noncontrolling interest we owned prior to the acquisition date. Katz owns and operates four national television networks — Bounce, Grit, Escape and Laff. The acquisition was funded through the issuance of a new term loan B. Katz is included as part of our National Media segment.

The following table summarizes the fair values of the Katz assets acquired and liabilities assumed at the closing date.

(in thousands)

Assets:
Cash	$21,372
Accounts receivable	44,306
Current portion of programming	36,218
Intangible assets	32,300
Goodwill	213,721
Programming (less current portion)	52,908
Other assets	1,395
Total assets acquired	402,220
Accounts payable and accrued liabilities	29,339
Current portion of programming liabilities	32,877
Programming liabilities	37,692
Net purchase price	$302,312

The acquisition date fair value of goodwill was revised in the third quarter of 2018. Goodwill was increased by $4.1 million, due to revisions to the acquisition date fair value of program assets. Additionally, this change to the acquired value of program assets resulted in a decrease to previously reported programming costs of $0.3 million in 2018.

Of the $32 million allocated to intangible assets, $8 million was assigned to trade names with a life of 10 years and $24 million was assigned to advertiser relationships with a life of 5 years.

The goodwill of $214 million arises from being able to enter into the market for established over-the-air networks. The goodwill was allocated to our National Media segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

(in thousands, except per share data) (unaudited)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Operating revenues	$236,997	$724,627
Loss from continuing operations, net of tax	(29,263)	(23,937)
Loss per share from continuing operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.36)	$(0.29)
Diluted	(0.36)	(0.29)

Pending Acquisitions

On August 20, 2018, we entered into a definitive agreement to acquire two television stations owned by Raycom Media — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million. These stations are being divested as part of Gray Television's acquisition of Raycom Media. The purchase is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 2018 in conjunction with the closing of the Gray-Raycom transaction. This transaction will be funded with cash on hand at time of closing.

On October 16, 2018, we entered into a definitive agreement to acquire Triton Digital Canada, Inc. ("Triton") for $150 million. This transaction will be funded with cash on hand at time of closing. Triton is a leading digital audio infrastructure and audience measurement services company. Triton’s infrastructure and ad-serving solutions deliver live and on-demand audio streams and insert advertisements into those streams. Triton’s data and measurement service is recognized as the currency by which publishers sell digital audio advertising. This acquisition is expected to close in the fourth quarter of 2018.

On October 27, 2018, we entered into a definitive agreement with Cordillera Communications, LLC to acquire 15 television stations, serving 10 markets, for $521 million in cash. We have obtained underwriting for financing the acquisition with incremental term loan B borrowings. Completion of the acquisition, which is anticipated to close in the first quarter of 2019, is subject to regulatory approvals and customary closing conditions.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations includes the following:

2018 - In the third quarter, costs associated with our previously announced restructuring totaled $0.9 million. For the nine months ended September 30, 2018 these restructuring costs totaled $7.0 million.

Acquisition and related integration costs of $0.3 million in the third quarter reflect costs incurred for professional services related to the pending Triton acquisition.

2017 - In the second quarter, we sold our newspaper syndication business, resulting in a gain of $3.0 million.

In the third quarter, we recorded a $35.7 million non-cash charge to reduce the carrying value of goodwill and certain intangible assets related to Cracked.

Reductions to the earn out provision associated with the acquisition of Midroll Media resulted in increases to other income of $0.8 million in the third quarter and $3.3 million for the nine months ended September 30, 2017.

In the third quarter, restructuring includes $1.9 million of severance associated with a change in senior management as well as outside consulting fees associated with changes in our management and operating structure.

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

The effective income tax rate for the nine months ended September 30, 2018 and 2017 was 29% and 45%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. The U.S. federal statutory rate was 21% in the third quarter 2018 and 35% in the third quarter 2017, impacting the comparability of the income tax provision between those periods. We made a preliminary estimate of the impact of the Tax Act on our deferred taxes in our 2017 consolidated financial statements. There were no changes to that provisional estimate during the third quarter of 2018.

Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($1.0 million expense and $3.6 million benefit in 2018 and 2017, respectively).

Deferred tax assets totaled $15.7 million at September 30, 2018, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At September 30, 2018 and December 31, 2017, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of September 30, 2018	$708,133	$319,282	$1,027,415
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of September 30, 2018	$491,219	$268,879	$760,098

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	69,500	69,500
Other	44,298	37,069
Total carrying amount	362,242	355,013
Accumulated amortization:
Television network affiliation relationships	(58,925)	(49,639)
Customer lists and advertiser relationships	(34,010)	(26,345)
Other	(15,103)	(10,269)
Total accumulated amortization	(108,038)	(86,253)
Net amortizable intangible assets	254,204	268,760
Indefinite-lived intangible assets — FCC licenses	157,215	157,215
Total other intangible assets	$411,419	$425,975

Estimated amortization expense of intangible assets for each of the next five years is $6.9 million for the remainder of 2018, $27.7 million in 2019, $26.4 million in 2020, $24.1 million in 2021, $20.9 million in 2022, $15.9 million in 2023 and $132.3 million in later years.

In 2018, we recognized other intangible assets of $5.8 million related to the acquisition of cable and satellite carriage rights for our Newsy cable network. These rights will be amortized over the life of the respective MVPD agreements.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	400,000
Term loan B	297,000	299,250
Unsecured subordinated notes	—	2,656
Total outstanding principal	697,000	701,906
Less: Debt issuance costs	(7,788)	(8,631)
Less: Current portion	(3,000)	(5,656)
Net carrying value of long-term debt	$686,212	$687,619
Fair value of long-term debt *	$682,243	$703,572
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

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2018, we were not required to make any additional principal payments for excess cash flow.

Under a previous financing agreement, we had a $400 million term loan B that matured in November 2020. We repaid the term loan B in 2017 with the proceeds of our Senior Notes.

As of September 30, 2018 and December 31, 2017, the interest rate on the term loan B was 4.24% and 3.82%, respectively. The weighted-average interest rate on the term loan B was 4.09% for the nine months ended September 30, 2018.

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

Unsecured Subordinated Notes

The unsecured subordinated promissory notes bore interest at a rate of 7.25% per annum, payable quarterly. The last principal payment of $2.7 million was paid in the third quarter of 2018.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2018	As of December 31, 2017

Employee compensation and benefits	$21,043	$18,520
Programming liability	38,786	54,641
Liability for pension benefits	193,905	207,406
Liabilities for uncertain tax positions	687	644
Other	11,552	12,445
Other liabilities (less current portion)	$265,973	$293,656

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Accounts receivable	$(9,317)	$(4,170)
Other current assets	(5,219)	(7,968)
Accounts payable	14,154	1,732
Accrued employee compensation and benefits	(6,320)	(5,417)
Other accrued liabilities	6,322	10,526
Unearned revenue	10,339	(554)
Other, net	281	(2,424)
Total	$10,240	$(8,275)

11. Employee Benefit Plans

We sponsor noncontributory defined benefit pension plans and non-qualified Supplemental Executive Retirement Plans ("SERPs"). The accrual for future benefits has been frozen in our defined benefit pension plans and SERPs.

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan.

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Interest cost	$5,962	$6,504	$17,812	$19,475
Expected return on plan assets, net of expenses	(5,734)	(4,360)	(17,199)	(13,079)
Amortization of actuarial loss	1,026	1,150	2,867	3,318
Total for defined benefit pension plans	1,254	3,294	3,480	9,714
Multi-employer plans	50	58	141	191
SERPs	2,275	257	2,826	771
Defined contribution plan	2,137	2,300	6,908	7,161
Net periodic benefit cost	5,716	5,909	13,355	17,837
Allocated to discontinued operations	(132)	(179)	(509)	(547)
Net periodic benefit cost — continuing operations	$5,584	$5,730	$12,846	$17,290

We contributed $5.8 million to fund current benefit payments for our SERPs and $13.7 million for our defined benefit pension plans during the nine months ended September 30, 2018. During the remainder of 2018, we anticipate contributing an additional $0.7 million to fund the SERPs' benefit payments and an additional $3.5 million to fund our qualified defined benefit pension plans.

In the third quarter of 2018, we recognized a $2.0 million settlement charge related to lump-sum distributions from our SERP. Settlement charges are recorded when total lump-sum distributions for a plan's year exceed the total projected service cost and interest cost for that plan year.

In November of 2018, we merged $306 million of pension assets and $419 million of pension obligations from our Scripps Pension Plan (”SPP”) into the Journal Communications, Inc. Plan (“JCI Plan”) that we also sponsor. The SPP retained pension assets and pension obligations totaling $9 million. Following the merger, we terminated the SPP and purchased a single premium group annuity contract from an insurance company in the amount of $53.5 million for the terminating SPP participants and certain participants in the newly merged JCI Plan. Upon issuance of the group annuity contract, the insurance company assumed all investment risk associated with the assets that were delivered as the annuity contract premium and assumed the obligation to make future annuity payments to approximately 600 remaining retirees receiving pension benefits in the SPP and approximately 1,500 remaining retirees receiving pension benefits in the newly merged JCI Plan. There was no change to the pension benefits for any plan participants as a result of these transactions and the purchase of the group annuity contract was funded directly by assets of the SPP and JCI Plan. In the fourth quarter of 2018, we expect to recognize a one-time non-cash settlement charge of $10 million to $12 million in connection with these transactions.
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

Our National Media segment includes our collection of national brands. Our national brands include Katz, Stitcher and its advertising network Midroll Media, Newsy and other national brands. These operations earn revenue primarily through the sale of advertising.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Segment operating revenues:
Local Media	$230,734	$187,505	$636,041	$575,999
National Media	71,761	12,504	200,708	35,207
Other	231	500	3,563	4,020
Total operating revenues	$302,726	$200,509	$840,312	$615,226
Segment profit (loss):
Local Media	$67,416	$30,372	$152,403	$111,459
National Media	2,838	(4,374)	6,910	(11,927)
Other	(1,267)	(829)	(3,161)	(2,238)
Shared services and corporate	(12,370)	(11,437)	(40,104)	(37,354)
Acquisition and related integration costs	(332)	—	(332)	—
Restructuring costs	(863)	(2,407)	(7,000)	(2,407)
Depreciation and amortization of intangible assets	(15,598)	(13,775)	(46,400)	(41,417)
Impairment of goodwill and intangible assets	—	(35,732)	—	(35,732)
Gains (losses), net on disposal of property and equipment	501	(114)	(150)	(176)
Interest expense	(9,003)	(5,720)	(27,041)	(18,163)
Defined benefit pension plan expense	(3,529)	(3,551)	(6,306)	(10,485)
Miscellaneous, net	(546)	1,187	(535)	5,411
Income (loss) from continuing operations before income taxes	$27,247	$(46,380)	$28,284	$(43,029)
Depreciation:
Local Media	$8,004	$8,018	$22,891	$23,855
National Media	273	18	503	40
Other	37	43	113	169
Shared services and corporate	313	468	1,109	1,424
Total depreciation	$8,627	$8,547	$24,616	$25,488
Amortization of intangible assets:
Local Media	$3,706	$3,633	$11,116	$11,219
National Media	2,927	1,257	9,653	3,695
Shared services and corporate	338	338	1,015	1,015
Total amortization of intangible assets	$6,971	$5,228	$21,784	$15,929
Additions to property and equipment:
Local Media	$8,156	$3,610	$28,269	$12,412
National Media	5,625	122	11,350	319
Shared services and corporate	—	155	73	276
Total additions to property and equipment	$13,781	$3,887	$39,692	$13,007

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Operating revenues:
Core advertising	$165,587	$123,236	$511,434	$377,068
Political	40,018	1,689	57,484	5,255
Retransmission and carriage	79,673	63,733	225,391	196,003
Other	17,448	11,851	46,003	36,900
Total operating revenues	$302,726	$200,509	$840,312	$615,226

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.
As part of the share repurchase plan, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company’s common stock. Under the ASR agreement, the Company paid $25 million to JP Morgan and received an initial delivery of 1.3 million shares in the third quarter of 2018, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The final number of shares delivered upon settlement of the agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement, which will end no later than February 2019. The transaction is accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
Excluding the shares repurchased under the ASR, during the nine months ended September 30, 2018, we repurchased $5.3 million of shares at prices ranging from $13.29 to $16.86 per share. During the nine months ended September 30, 2017, we repurchased $11.7 million of shares at prices ranging from $16.82 to $23.01 per share. At September 30, 2018, $52.3 million remained under this authorization.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2018	$(101,475)	$33	$(101,442)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $777 (a)	2,316	—	2,316
Net current-period other comprehensive income	2,316	—	2,316
Ending balance, September 30, 2018	$(99,159)	$33	$(99,126)

	Three Months Ended September 30, 2017
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2017	$(92,286)	$297	$(91,989)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $449 (a)	734	(15)	719
Net current-period other comprehensive income (loss)	734	(15)	719
Ending balance, September 30, 2017	$(91,552)	$282	$(91,270)

	Nine Months Ended September 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $1,274 (a)	3,796	—	3,796
Net current-period other comprehensive income (loss)	3,796	—	3,796
Ending balance, September 30, 2018	$(99,159)	$33	$(99,126)

	Nine Months Ended September 30, 2017
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2016	$(93,676)	$329	$(93,347)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial gain (loss), net of tax of $1,295 (a)	2,124	(47)	2,077
Net current-period other comprehensive income (loss)	2,124	(47)	2,077
Ending balance, September 30, 2017	$(91,552)	$282	$(91,270)

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

During the second and third quarters of 2018, we entered into definitive agreements to sell our 34 radio stations. We closed on the sale of our Tulsa radio stations on October 1, 2018 and closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018. Consideration received from these sales agreements totaled $75.5 million. The sales transactions for the eight remaining stations in Boise and Tucson are expected to close in December of 2018, for total consideration received of $8 million.
Operating results of our discontinued radio operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Operating revenues	$13,456	$18,407	$44,141	$50,620
Total costs and expenses	(14,511)	(16,176)	(39,448)	(42,529)
Depreciation and amortization of intangible assets	—	(880)	—	(2,611)
Impairment of goodwill and intangible assets	—	—	(25,900)	—
Other, net	—	(10)	(157)	(261)
Income (loss) from discontinued operations before income taxes	(1,055)	1,341	(21,364)	5,219
Provision (benefit) for income taxes	(147)	421	990	1,815
Net income (loss) from discontinued operations	$(908)	$920	$(22,354)	$3,404
During the year-to-date period of 2018, we recorded $25.9 million of non-cash impairment charges to write-down the goodwill of our radio business to fair value.
The following table presents a summary of the radio assets held for sale included in our condensed consolidated balance sheets.

(in thousands)	As of September 30, 2018	As of December 31, 2017

Assets:
Total current assets	$10,412	$12,891
Property and equipment	36,481	35,470
Goodwill and intangible assets	61,562	87,462
Other assets	181	181
Total assets included in the disposal group	108,636	136,004
Liabilities:
Total current liabilities	5,897	3,248
Deferred income taxes	16,276	16,288
Other liabilities	—	—
Total liabilities included in the disposal group	22,173	19,536
Net assets included in the disposal group	$86,463	$116,468
We also entered into separate Local Marketing Agreements (“LMA”) with the acquirer of the Tulsa, OK radio stations and the acquirer of the Wichita, KS, Springfield, MO, Omaha, NE, and Knoxville, TN radio stations. Under the terms of these agreements, the acquiring entities pay us a monthly LMA fee and also reimburse us for certain station expenses, as defined in the agreements, in exchange for the right to program and sell advertising from the stations' inventory of broadcast time. The LMA with the acquirer of the Tulsa, OK radio stations was effective from July 30, 2018 until the closing of the transaction. The other LMA became effective on September 1, 2018. Discontinued operating revenues include LMA fees totaling $0.4 million for the three months ended September 30, 2018.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups, with 33 television stations in 24 markets and a reach of nearly one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader Stitcher and its advertising network Midroll Media, next-generation national news network Newsy, and four over-the-air multicast networks called the Katz networks. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.
In 2018, management announced a comprehensive growth strategy for the Company in order to improve short-term performance and position itself for long-term growth. The strategy began at the end of 2017 with a comprehensive restructuring of our local and national media brands to better reflect how audiences and advertisers view our businesses. Additionally, we began a deep analysis of our operating divisions and corporate cost structure to reduce expenses in order to improve operating performance and enhance broadcast cash flow. Other parts of the comprehensive strategy include the sale of our radio business, creation of additional scale within our broadcast television business, investment in our national media businesses for long-term growth and to deliver value to shareholders through prudent capital allocation and strategic decision making.
We have incurred restructuring charges totaling $11.4 million since the third quarter of 2017 and have nearly completed our effort to achieve $30 million in annualized cost reductions.

In the fourth quarter of 2017, we began the process to sell our radio station group. Our radio business consists of 34 radio stations in eight markets. During the second and third quarters of 2018, we entered into definitive agreements for the sale of all 34 radio stations. To-date in the fourth quarter of 2018, we have received $75.5 million in consideration for closing on the sales of our Tulsa, Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations. The sales transactions for the eight remaining stations in Boise and Tucson are expected to close in December of 2018, for total consideration received of $8 million.

On August 20, 2018, we entered into a definitive agreement to acquire ABC-affiliated stations in Waco, Texas and Tallahassee, Florida for $55 million in cash. These stations are being divested as part of Gray Television's acquisition of Raycom Media. The purchase is subject to regulatory approvals and customary closing conditions and is expected to close in the fourth quarter of 2018 in conjunction with the closing of the Gray-Raycom transaction.

On October 16, 2018, we entered into a definitive agreement to acquire Triton Digital Canada, Inc., a leading digital audio infrastructure and audience measurement services company, for $150 million. This acquisition is expected to close in the fourth quarter of 2018.

On October 27, 2018, we entered into a definitive agreement with Cordillera Communications, LLC to acquire 15 television stations, serving 10 markets, for $521 million in cash. Completion of the acquisition, which is anticipated to close in the first quarter of 2019, is subject to regulatory approvals and customary closing conditions.

In August 2018, the Board of Directors declared a quarterly cash dividend of 5 cents per share, payable on September 25, 2018 to shareholders of record as of September 14, 2018. This is the third cash dividend since reinstatement of a quarterly dividend in February 2018. Dividends paid totaled $4.2 million for the three months ended September 30, 2018 and $12.4 million for the nine months ended September 30, 2018. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends will be declared at the discretion of the Board and will depend on several factors including our results of operations, financial position, cash flow and other factors that the Board of Directors may deem relevant.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Operating revenues	$302,726	51.0%	$200,509	$840,312	36.6%	$615,226
Employee compensation and benefits	(96,129)	8.5%	(88,626)	(289,689)	6.7%	(271,541)
Programming	(90,832)	74.2%	(52,152)	(258,622)	72.4%	(150,053)
Other expenses	(59,148)	28.6%	(45,999)	(175,953)	31.6%	(133,692)
Acquisition and related integration costs	(332)		—	(332)		—
Restructuring costs	(863)		(2,407)	(7,000)		(2,407)
Depreciation and amortization of intangible assets	(15,598)		(13,775)	(46,400)		(41,417)
Impairment of goodwill and intangible assets	—		(35,732)	—		(35,732)
Gains (losses), net on disposal of property and equipment	501		(114)	(150)		(176)
Operating income (loss)	40,325		(38,296)	62,166		(19,792)
Interest expense	(9,003)		(5,720)	(27,041)		(18,163)
Defined benefit pension plan expense	(3,529)		(3,551)	(6,306)		(10,485)
Miscellaneous, net	(546)		1,187	(535)		5,411
Income (loss) from continuing operations before income taxes	27,247		(46,380)	28,284		(43,029)
(Provision) benefit for income taxes	(7,208)		18,776	(8,160)		19,547
Income (loss) from continuing operations, net of tax	20,039		(27,604)	20,124		(23,482)
Income (loss) from discontinued operations, net of tax	(908)		920	(22,354)		3,404
Net income (loss)	19,131		(26,684)	(2,230)		(20,078)
Loss attributable to noncontrolling interest	—		—	(632)		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$19,131		$(26,684)	$(1,598)		$(20,078)

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

Operating revenues increased 51.0% for the third quarter of 2018 and 36.6% for the first nine months of 2018. Higher retransmission and political revenues in our Local Media group and the inclusion of Katz revenues within our National Media group contributed to the year-over-year revenue increases. Revenues from Katz were $46.5 million in the third quarter of 2018 and $136.2 million for the first nine months of 2018.

Employee compensation and benefits increased 8.5% for the third quarter of 2018 and 6.7% for the first nine months of 2018, primarily driven by the expansion of our National Media group, including the addition of Katz. This increase was partially offset by employee cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

Programming expense increased 74.2% for the third quarter of 2018 and 72.4% for the first nine months of 2018, primarily due to higher network affiliation fees reflecting contractual rate increases, the costs of producing our original programming show, Pickler & Ben, as well as additional programming costs from Katz, which were $23.4 million in the third quarter of 2018 and $68.5 million in the first nine months of 2018.

Other expenses increased 28.6% for the third quarter of 2018 and 31.6% for the first nine months of 2018. The inclusion of Katz in 2018 contributed $7.5 million of the increase in other expenses for the third quarter of 2018 and $25.1 million of the increase for the first nine months of 2018. Increases in marketing and promotion costs for our national brands, Newsy and Stitcher, also contributed to the increase in other expenses in the third quarter and year-to-date periods of 2018.

Acquisition and related integration costs of $0.3 million in the third quarter of 2018 reflect costs incurred for professional services related to the pending Triton acquisition.

Restructuring costs of $0.9 million for the third quarter of 2018 and $7.0 million for the first nine months of 2018 reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure. Third quarter 2017 restructuring costs of $2.4 million includes $1.9 million of severance associated with a change in senior management.

Depreciation and amortization of intangible assets increased primarily as a result of the Katz acquisition.

The slower development of our original revenue model created indications of impairment of goodwill as of September
30, 2017 for Cracked. We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. We recorded a $29.4 million non-cash charge in the three months ended September 30, 2017 to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets.

Interest expense increased for the third quarter and year-to-date periods of 2018, primarily due to the new debt issued to finance the Katz acquisition and the higher interest rate on the senior secured notes that were issued in April 2017. Interest expense for the year-to-date period of 2017 includes a $2.4 million write-off of loan fees associated with the refinancing of our term loan B in the second quarter 2017.

Miscellaneous, net for the year-to-date period of 2017 includes a $3.0 million gain from the sale of our newspaper syndication business and other income of $3.3 million resulting from an adjustment to the Midroll Media acquisition purchase price earn out.

The effective income tax rate was 29% and 45% for the nine months ended September 30, 2018 and 2017, respectively. The enactment of the Tax Cuts and Jobs Act in December 2017 lowered the U.S. corporate income tax rate. The U.S. federal statutory rate was 21% in the third quarter of 2018 and 35% in the third quarter of 2017, impacting the comparability of the income tax provision between those periods. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, non-deductible expenses, release of reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($1.0 million expense and $3.6 million benefit in 2018 and 2017, respectively).
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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Local Media	$230,734	23.1%	$187,505	$636,041	10.4%	$575,999
National Media	71,761		12,504	200,708		35,207
Other	231	(53.8)%	500	3,563	(11.4)%	4,020
Total operating revenues	$302,726	51.0%	$200,509	$840,312	36.6%	$615,226
Segment profit (loss):
Local Media	$67,416	122.0%	$30,372	$152,403	36.7%	$111,459
National Media	2,838		(4,374)	6,910		(11,927)
Other	(1,267)	52.8%	(829)	(3,161)	41.2%	(2,238)
Shared services and corporate	(12,370)	8.2%	(11,437)	(40,104)	7.4%	(37,354)
Acquisition and related integration costs	(332)		—	(332)		—
Restructuring costs	(863)		(2,407)	(7,000)		(2,407)
Depreciation and amortization of intangible assets	(15,598)		(13,775)	(46,400)		(41,417)
Impairment of goodwill and intangible assets	—		(35,732)	—		(35,732)
Gains (losses), net on disposal of property and equipment	501		(114)	(150)		(176)
Interest expense	(9,003)		(5,720)	(27,041)		(18,163)
Defined benefit pension plan expense	(3,529)		(3,551)	(6,306)		(10,485)
Miscellaneous, net	(546)		1,187	(535)		5,411
Income (loss) from continuing operations before income taxes	$27,247		$(46,380)	$28,284		$(43,029)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Core advertising	$108,925	(7.5)%	$117,745	$346,250	(4.5)%	$362,642
Political	40,018		1,689	57,484		5,255
Retransmission	78,759	23.6%	63,733	223,556	14.1%	196,003
Other	3,032	(30.1)%	4,338	8,751	(27.7)%	12,099
Total operating revenues	230,734	23.1%	187,505	636,041	10.4%	575,999
Segment costs and expenses:
Employee compensation and benefits	70,862	(1.1)%	71,644	216,432	0.2%	215,988
Programming	57,156	20.1%	47,598	163,644	19.3%	137,157
Other expenses	35,300	(6.8)%	37,891	103,562	(7.0)%	111,395
Total costs and expenses	163,318	3.9%	157,133	483,638	4.1%	464,540
Segment profit	$67,416	122.0%	$30,372	$152,403	36.7%	$111,459
Revenues

Total Local Media revenues increased 23.1% for the third quarter of 2018 and 10.4% for the first nine months of 2018. Higher retransmission revenues and higher political advertising from an even year election cycle contributed to the increase in revenues. The increase in retransmission revenues was due to rate step-ups for approximately 5 million of our subscribers as well as regular annual contractual rate increases. In the third quarter and year-to-date periods of 2018, political advertising revenues were $40.0 million and $57.5 million, respectively, leading to displacement of core advertising revenues, which declined 7.5% for the third quarter of 2018 and 4.5% for the year-to-date period of 2018 compared with the respective periods in 2017. Following the acquisition of Katz on October 2, 2017, we no longer receive carriage fees from the Katz networks, which primarily represents the decrease in other revenues for the third quarter and year-to-date periods of 2018.

Costs and expenses

Employee compensation and benefits were relatively flat for both the third quarter and year-to-date periods of 2018 compared with 2017.

Programming expense increased 20.1% for the third quarter of 2018 and 19.3% for the year-to-date period of 2018 compared with 2017 due to higher network affiliation fees as well as the costs of producing our original programming show, Pickler & Ben, which aired for the first time in September 2017. Network affiliation fees increased $7.5 million for the third quarter of 2018 and $19.0 million for the year-to-date period of 2018 compared with the respective periods in 2017. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Lower marketing and promotion costs contributed to the decrease in other expenses for both the third quarter and year-to-date periods of 2018 compared with 2017.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including over-the-air networks, Katz; our podcast business Stitcher and its advertising network Midroll Media; next-generation national news network Newsy; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.
Operating results for our National Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	Change	2017	2018	Change	2017

Segment operating revenues:
Katz	$46,537		$—	$136,184		$—
Stitcher	13,392		7,102	34,347		21,017
Newsy	5,681		2,623	15,344		6,961
Other	6,151		2,779	14,833		7,229
Total operating revenues	71,761		12,504	200,708		35,207
Segment costs and expenses:
Employee compensation and benefits	14,852		6,189	41,246		19,337
Programming	33,676		4,554	94,978		12,896
Other expenses	20,395		6,135	57,574		14,901
Total costs and expenses	68,923		16,878	193,798		47,134
Segment profit (loss)	$2,838		$(4,374)	$6,910		$(11,927)

Katz was acquired on October 2, 2017. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $59.3 million for the third quarter of 2018 and $165.5 million for the first nine months of 2018. Excluding the results of Katz, revenues increased $12.7 million for the third quarter of 2018 and $29.3 million for the first nine months of 2018, primarily driven by increased revenues from Stitcher and Newsy. Increases in Stitcher's revenues reflect advertising growth from existing podcasts as well as the addition of new titles to its portfolio of podcasts. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms as well as revenues from its expansion into cable in the fourth quarter of 2017.

Costs and expenses

Employee compensation and benefits more than doubled for the third quarter and year-to-date periods of 2018 due to the impact of Katz, as well as the hiring of personnel to support the growth of our National Media businesses.

Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The increase in programming expense for the third quarter and year-to-date periods of 2018 is primarily due to the inclusion of Katz's programming costs and additional programming costs for our podcast business. Programming costs for Katz were $23.4 million for the third quarter of 2018 and $68.5 million for the first nine months of 2018.

Other expenses of $20.4 million in the third quarter of 2018 and $57.6 million in the first nine months of 2018 include $7.5 million and $25.1 million, respectively, attributable to Katz. The remaining increase in other expenses for the third quarter and year-to-date periods of 2018 is primarily attributed to marketing and promotion costs incurred for our national brands.

Shared services and corporate

We centrally provide certain services to our business segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The business segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the business segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, such as costs associated with being a public company. During the first nine months of 2018, shared services and corporate expenses increased $2.8 million. The increase is attributed to $3.3 million in costs incurred related to our 2018 proxy contest and $0.6 million in incremental compensation accruals due to 2018 operating performance, partially offset by cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash flows from operating activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$20,124	$(23,482)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	46,400	41,417
Impairment of goodwill and intangible assets	—	35,732
(Gain)/loss on sale of property and equipment	150	176
Programming assets and liabilities	(10,775)	1,108
Deferred income taxes	3,072	(17,565)
Stock and deferred compensation plans	10,128	14,323
Pension expense, net of contributions	(13,261)	(8,875)
Other changes in certain working capital accounts, net	10,240	(8,275)
Miscellaneous, net	(1,168)	(6,954)
Net cash provided by operating activities from continuing operations	64,910	27,605
Net cash provided by operating activities from discontinued operations	8,878	5,229
Net operating activities	$73,788	$32,834

The $37.3 million increase in cash provided by operating activities from continuing operations was primarily attributed to a $56.1 million increase in segment profit year-over-year, $10 million of advance payments for political advertising, as well as changes in other working capital accounts. These items were partially offset by the year-over-year net cash impact from increased programming investment of $11.9 million, $7.0 million of cash outlay related to our previously discussed restructuring initiatives and $14.8 million of higher interest payments year-over-year.

Investing activities

Cash flows from investing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash Flows from Investing Activities:
Acquisition of intangible assets	$(7,229)	$(11,554)
Additions to property and equipment	(39,279)	(12,909)
Purchase of investments	(79)	(1,533)
Proceeds from FCC repack	946	—
Miscellaneous, net	2,307	3,650
Net cash used in investing activities from continuing operations	(43,334)	(22,346)
Net cash used in investing activities from discontinued operations	(1,044)	(1,140)
Net investing activities	$(44,378)	$(23,486)

In 2018 and 2017, we used $43 million and $22 million, respectively, in cash for investing activities from continuing operations. The majority of the increase was attributed to an increase in capital expenditures of $26.4 million. A significant portion of the increase in capital expenditures is attributed to $13.7 million of capital expenditures incurred in 2018 related to the FCC repacking process. Additionally, National Media's capital expenditures increased $11.0 million year-over-year as a result of the expansion of our national brands.
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
We expect to spend approximately $55 million through the end of 2020, of which, $16.6 million has been spent to date and approximately $6 million is expected to be incurred during the fourth quarter of 2018. We have submitted a total of $8.5 million in claims to the FCC for reimbursement, of which, $0.9 million has been received as of September 30, 2018. Although the FCC has not disclosed how long the reimbursement process will take, we do expect to receive the remaining reimbursement funds in the fourth quarter of 2018.
Financing activities
Cash flows from financing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$400,000
Payments on long-term debt	(4,906)	(392,198)
Deferred financing costs	—	(7,558)
Dividends paid	(12,362)	—
Repurchase of Class A Common shares	(30,270)	(11,704)
Proceeds from exercise of stock options	1,857	1,461
Tax payments related to shares withheld for RSU vesting	(2,520)	(3,371)
Miscellaneous, net	(165)	(3,795)
Net cash used in financing activities from continuing operations	$(48,366)	$(17,165)

In 2018 and 2017, we used $48 million and $17 million in cash for financing activities from continuing operations, respectively. The primary factors impacting our cash flows from financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. From March 15, 2018 through August 20, 2018, we were in a black out period for repurchasing shares while we negotiated the sales of our radio stations. On August 21, 2018, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase the Company’s common stock. We repurchased $30.3 million of shares during the first nine months of 2018, of which, $25 million was under the ASR. During the first nine months of 2017, we repurchased $11.7 million of shares. At September 30, 2018, $52.3 million remains available for repurchase under our share repurchase program.

We paid dividends of 5 cents per share for each of the first three quarters of 2018. Total dividend payments to shareholders of our common stock for the nine months ended September 30, 2018 were $12.4 million. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends will be declared at the discretion of the Board and will depend on several factors including our results of operations, financial position, cash flow and other factors that the Board of Directors may deem relevant.

In 2018, we received $1.9 million of proceeds from the exercise of employee stock options compared with $1.5 million in 2017. We have not issued any stock options since 2008.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay an outstanding term loan B, for the payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants which we were in compliance with at September 30, 2018, and December 31, 2017.

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

Our financing agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at September 30, 2018, and December 31, 2017.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of September 30, 2018, we were not required to make additional principal payments for excess cash flow.

Our $55 million acquisition of Waco, Texas and Tallahassee, Florida television stations, as well as our $150 million acquisition of Triton, which are both expected to close in the fourth quarter of 2018, will be financed through cash on hand at time of the closings. Our acquisition of Cordillera Communications, LLC for $521 million is expected to close in the first quarter of 2019. We have obtained underwriting for financing the acquisition with incremental term loan B borrowings. Our existing term loan B and senior unsecured notes will remain in place.

Other
We expect to contribute approximately $4.2 million during the remainder of 2018 to fund our defined benefit pension plans and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	384,500	400,000	400,000
Term loan B	297,000	297,743	299,250	300,935
Unsecured subordinated notes	—	—	2,656	2,637
Long-term debt, including current portion	$697,000	$682,243	$701,906	$703,572

Financial instruments subject to market value risk:
Investments held at cost	$4,159	(a)	$4,603	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired the Katz networks on October 2, 2017 and have excluded this business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended September 30, 2018. Katz has total assets of approximately $397 million, or 19% of our total assets as of September 30, 2018 and revenues of $136 million, or 16% of our total revenues for the nine months ended September 30, 2018.