Form 10-K
period 2018-12-31
E.W. SCRIPPS Co
filed 2019-03-01
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-16914
THE E.W. SCRIPPS COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1223339 (IRS Employer Identification Number)

312 Walnut Street Cincinnati, Ohio (Address of principal executive offices)	45202 (Zip Code)
Registrant’s telephone number, including area code: (513) 977-3000

Title of each class Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered NASDAQ Global Select Market
Class A Common shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” , “smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $13.39 per share closing price for such stock on June 30, 2018, was approximately $760,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2019, there were 68,731,963 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2019 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2018

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
We are an 140-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of local television stations and their associated digital media products. Our Local Media division is one of the nation’s largest independent TV station ownership groups. Following the completion of the Raycom Media acquisition in January 2019 and the anticipated closing of the Cordillera Communications, LLC acquisition in the second quarter of 2019, we will have 51 television stations in 36 markets and a reach of more than one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; four national broadcast networks, the Katz networks; and the global leader in digital audio technology and measurement services, Triton. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. For a full listing of our outlets, visit http://www.scripps.com.
In 2018, management announced a comprehensive growth strategy for the Company to improve short-term performance and position itself for long-term growth in the form of a five-point plan.
The strategy began at the end of 2017 with a reorganization of our Company into Local Media and National Media divisions to better reflect how audiences and advertisers view our businesses.
We performed an analysis of our operating divisions and corporate cost structure in order to reduce expenses and improve both operating performance and company cash flow. We have incurred restructuring charges totaling $13.3 million since the third quarter of 2017 and have completed our plan to achieve $30 million in annualized cost reductions.
We executed on further optimizing our portfolio through the sale of our radio business. By the end of 2018, all 34 radio stations had been sold through multiple transactions for total consideration of $83.5 million.
We continue to pursue a television station acquisition strategy that allows us to assemble the best-performing portfolio possible. On January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida for $55 million in cash. Additionally, we have entered into a definitive agreement to acquire 15 top ranked and high performing television stations, serving 10 markets, for $521 million. Completion of the acquisition, which is anticipated to close in the second quarter of 2019, is subject to regulatory approvals and customary closing conditions. These acquisitions allow us to move into new markets that enhance our portfolio and will diversify our network affiliate mix.
We also are committed to the continued investment in our national media businesses for long-term growth. On November 30, 2018, we acquired Triton Digital Canada, Inc., a leading global digital audio infrastructure and audience measurement services company, for $150 million, net of cash acquired. We have increased our Newsy cable subscribers, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content.
Additionally, during 2018, we delivered value to shareholders through our share repurchase program and initiation of a quarterly dividend of 5 cents per share.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

LOCAL MEDIA
Our Local Media segment is comprised of our local broadcast television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Today, our television station group reaches approximately one in five of the nation’s television households and includes fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, two independent stations and four Azteca America Spanish-language affiliates.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to rely less on expensive syndicated programming and to replace it with original programming that we control. We believe this strategy improves our Local Media division's financial performance. Original shows we produce ourselves or in partnership with others include:

•	The List, an Emmy award winning infotainment show, is available in 37 markets reaching viewers in approximately 28 percent of the country.

•	The Now is a news show designed to take the audience into a deeper dive of the day's events and is available in more than 15 of our markets.

•	RightThisMinute is a daily news and entertainment program featuring viral videos. RightThisMinute reaches nearly 97 percent of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)

WFTS-TV	Tampa, Ch. 28	ABC/29	2022	2021	11	13	4	1.7%	4
KNXV-TV	Phoenix, Ch. 15	ABC/15	2022	2022	12	14	3	1.7%	5
WMYD-TV	Detroit, Ch. 20	MY/21	2020	2021	14	10	6	1.6%	2
WXYZ-TV	Detroit, Ch. 7	ABC/41	2022	2021	14	10	2	1.6%	7
KMGH-TV	Denver, Ch. 7	ABC/7	2022	2022	17	14	3	1.4%	4
WEWS-TV	Cleveland, Ch. 5	ABC/15	2022	2021	19	11	1	1.3%	8
WMAR-TV	Baltimore, Ch. 2	ABC/38	2022	2020	26	11	4	1.0%	3
WTVF-TV	Nashville, Ch. 5	CBS/25	2021	2021	27	10	1	0.9%	13
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2022	2021	28	10	4	0.9%	5
KGTV-TV	San Diego, Ch. 10	ABC/10	2022	2022	29	12	3	0.9%	5
KMCI-TV	Kansas City, Ch. 38	Ind./41	N/A	2022	32	12	7	0.8%	1
KSHB-TV	Kansas City, Ch. 41	NBC/42	2021	2022	32	12	4	0.8%	6
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2022	2021	35	9	3	0.8%	7
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2021	2021	36	14	4	0.8%	6
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2021	2021	37	10	1	0.8%	8
KTNV-TV (6)	Las Vegas, Ch. 13	ABC/13	2022	2022	39	14	3	0.7%	5
WKBW-TV	Buffalo, Ch. 7	ABC/38	2022	2023	52	9	3	0.5%	6
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2019	2021	55	14	5	0.5%	3
KJRH-TV	Tulsa, Ch. 2	NBC/8	2021	2022	61	12	4	0.5%	5
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2021	2021	67	9	4	0.4%	5
WACY-TV (6)	Green Bay/Appleton, Ch. 32	MY/27	2020	2021	67	9	8	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2020	2022	69	9	3	0.4%	9
KWBA-TV	Tucson, Ch. 58	CW/44	2021	2022	73	13	9	0.4%	1
KGUN-TV (6)	Tucson, Ch. 9	ABC/9	2022	2022	73	13	3	0.4%	5
KIVI-TV (6)	Boise, Ch. 6	ABC/24	2022	2022	100	11	3	0.2%	8
WSYM-TV	Lansing, Ch. 47	FOX/38	2019	2021	110	7	4	0.2%	4
KERO-TV	Bakersfield, Ch. 23	ABC/10	2022	2022	122	11	3	0.2%	6
All market and audience data is based on the November 2018 Nielsen survey, live viewing plus 7 days of viewing on DVR.

(1)	Market rank represents the relative size of the television market in the United States.

(2)	Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and low-power stations.

(3)	Station Rank in Market is based on Average Share as described in (5).

(4)	Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.

(5)
Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. Monday-Sunday, as a percentage of total viewing households in the Designated Market Area.

(6)	Affiliation agreements expired and were extended or are being negotiated at this writing.

Historically, we have been successful in renewing our FCC licenses.
We operate four low-power stations affiliated with the Azteca America network, a Hispanic network producing Spanish-language programming. The stations are clustered around our Bakersfield and Denver stations. We also operate a low-power station affiliated with ABC in Twin Falls, ID and a low-power independent station in San Diego.

Revenue cycles and sources

Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast air spots, as well as digital advertising. Our core advertising revenues accounted for 51% of our Local Media segment’s revenues in 2018. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include advertisers such as car dealerships, health-care facilities and other service providers. We seek to attract new advertisers to our television stations and to increase the amount of advertising sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or promoting local events and activities.

National advertising time is generally sold through national sales representative firms that call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies and insurance providers.

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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state and local issues. It is also sold to political action groups (PACs) or other advocacy groups. Political advertising revenues were 15% of our Local Media segment's revenues in 2018.

Political advertising revenues increase significantly during even-numbered years when local, state and federal elections occur. In addition, every four years, political spending is typically elevated further due to the advertising for the presidential election. Because of the cyclical nature of the political election cycle, there has been a significant difference in our operating results when comparing the performance in even-numbered years to that in odd-numbered years. Additionally, our operating results are impacted by the number, importance and competitiveness of individual political races and issues discussed in our local markets.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 33% of our Local Media segment's revenues in 2018. The MVPDs are cable operators, telecommunication companies and satellite carriers who pay us to offer our programming to their customers. The fees we receive are typically based on the number of subscribers the MVPD has in our local market and the contracted rate per subscriber.

We also receive fees from over-the-top (virtual MVPDs) such as YouTubeTV, DirectTV Now and Sony Vue. The fees we receive are typically based on the number of subscribers in our local market and the contracted rate per subscriber.

Expenses
Employee costs accounted for 44% of our Local Media segment's costs and expenses in 2018.
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

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 33% of our Local Media segment's costs and expenses in 2018.

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
FCC regulations govern the ownership of television stations, and the agency is required by statute to periodically review these rules. In November 2017, the FCC adopted significant changes to its local television ownership rules. In particular, the FCC voted to relax the television “duopoly rule” that generally restricted an applicant from owning or controlling more than one television station (or in some markets under certain conditions, more than two television stations) in the same market. The FCC eliminated that rule’s requirement that eight independent local television station “voices” should remain after any merger, and it relaxed the prohibition against common ownership of two of the four most-viewed stations in a market, stating that proposed mergers of such “top-four” stations will instead be evaluated on a case-by-case basis. The order further reversed an earlier FCC decision to treat those stations participating in joint advertising sales agreements as if they were under common ownership. Station WSYM-TV, Lansing, Michigan, is a party to such a joint advertising agreement with a local station, but it enjoyed a permitted “grandfathered” status while the rule was in effect. These rule changes remain subject to pending appeals and further judicial review.
This 2017 FCC order left in place the long-standing requirement that any television station that provides more than 15% of another in-market television station’s weekly programming is deemed to have an attributable interest in that station that subjects the stations to the FCC’s ownership limits. It also directed that any local stations that share facilities or services such as program production on a continuing basis must start disclosing these agreements in their public files. Stations WPTV-TV, West Palm Beach, Florida, and KIVI-TV, Nampa (Boise), Idaho, are parties to such shared services programming agreements.
With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in the year, the FCC reinstated the 50% discount applied to the number of households deemed covered by UHF television stations, and the new notice expressly addresses whether to retain this distinction for UHF. This proceeding remains open.

In December 2018, the FCC began another of its statutorily-required reviews of its multiple ownership rule, including a broad review of whether all the current local radio and television rules continue to serve the public interest.
We cannot predict the outcome of the pending court review of the FCC's television ownership rule changes or the effect of further FCC rule revisions on our stations' operations or our business.
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
In order to provide additional spectrum for mobile broadband and other services, the FCC in 2017 conducted an incentive spectrum auction in which some television broadcasters agreed to voluntarily give up spectrum in return for a share of the auction proceeds. No Scripps station will be going off-air or relinquishing a current UHF-band allocation for a VHF-band allocation as a result of the auction, but 17 full-power Scripps stations and many of Scripps' low-power and translator stations are relocating to new channels in the reduced broadcast spectrum band. Broadcasters are concerned that the FCC’s approach to the post-auction “repacking” of the remaining television stations into this reduced broadcast spectrum may not adequately protect stations’ over-the-air services. Broadcasters also are particularly concerned that the FCC’s post-auction plans will not provide sufficient time to complete the repacking before the sold spectrum will be authorized for wireless use. Implementing the post-auction changes will be complicated and costly, and stations located near the Canadian and Mexican borders may be at particular risk of service loss due to the need to coordinate international frequency use. Despite warnings about difficulties, such as weather delays and a lack of available qualified tower and equipment installation crews, the FCC has expressed confidence that adequate time will be available to complete the repacking, and it has imposed a “hard” deadline that could require a station to cease broadcasting on its existing frequency even though an alternative facility is not yet ready to provide its over-the-air service.
Broadcasters are currently testing a new voluntary digital television standard, ATSC 3.0. This Internet-protocol based transmission system will permit television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 will be required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0 “host” station. This “simulcasting” requirement will sunset in July 2023, unless extended by the FCC. Scripps Station KNXV-TV is participating in a market test of the new transmission system in Phoenix, AZ.
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
Full-power broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for both our network-affiliated stations and our independent stations.
While the Commission is not actively proceeding with its rulemaking to reexamine the retransmission consent negotiation process and particularly the standards that may trigger the agency’s intervention to enforce the obligation of the parties to negotiate these agreements in “good faith,” the docket remains open. A related agency proceeding also remains open that looks toward the possible elimination of the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. We cannot predict the outcome of these proceedings or their possible impact on the Company.
Other proceedings before the FCC and the courts have reexamined the policies that protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC in 2014 has initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. That proceeding raised a variety of issues, including whether some Internet-based distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. We cannot predict the outcome of such proceedings that address the use of new technologies to challenge traditional means of redistributing television broadcast programming or their possible impact on the Company.
The FCC may impose substantial penalties for violations of its rules and policies. For example, settlement of an investigation involving a single radio station’s failure to broadcast proper sponsorship identification announcements in a series of ads required the licensee to make a payment of over $500,000. Uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, but the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification, broadcasting proper emergency alerts, and extending service to persons with disabilities. We cannot predict the effect of the FCC’s expanded enforcement efforts on the Company.

NATIONAL MEDIA

Our National Media segment represents our collection of national and international businesses including Katz, Stitcher, Triton and Newsy. These businesses compete on emerging platforms and marketplaces where there is significant growth in both audience and revenue, such as over-the-top (OTT) and over-the-air (OTA) video and digital video. OTT refers to the delivery of content over the internet which can be assessed through apps on internet-connected devices such as set-top boxes (such as Roku or Apple TV), smartphones, smart TVs and tablets. OTA content can be viewed using antennas or through a cable subscription. Digital audio is on-demand, streaming music or spoken-word programming that can be subscription based or advertising supported. Our digital audio businesses serve consumers, publishers and advertisers by providing a suite of services including content production and distribution, technology, sales, and measurement.

Katz

Katz operates four over-the-air networks — Bounce, Escape, Grit and Laff. The networks are primarily broadcast over-the-air on local broadcasters' digital sub-channels. They are also carried on some cable and satellite services. Each of the networks is a fast-growing, audience-targeted national broadcast network. Bounce is aimed at African-Americans; Grit airs western movies and series targeted to men; Escape runs scripted dramas and true crime docuseries targeting women; and Laff airs classic, well-loved comedies. Each of these Nielson rated networks reaches about 90 percent of all U.S. households as reported by Nielsen.

Katz has recently announced the relaunch of a fifth over-the-air network, Court TV. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation’s most important and compelling trials. The network will launch in May 2019 and will be available for cable, satellite and over-the-air and over-the-top carriage.

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

Katz has carriage agreements with local television broadcasters and cable and satellite providers to carry one or more of the Katz networks. These carriage agreements are generally for a five-year term. Under these agreements, Katz pays a fixed fee for the carriage rights.

For programming, Katz enters into agreements to license existing programming and movies, as well as to produce several original shows.

Stitcher

Stitcher creates original podcasts, operates the Stitcher and Earwolf networks, and provides podcast agency services that generate revenue for more than 300 shows. A podcast is a digital audio recording in spoken-word format, usually part of a themed series, which is downloaded or streamed most often to mobile devices. In 2018, it’s estimated that 73 million Americans listened to a podcast at least monthly. Stitcher also provides a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand. We expect to make continued investments in our Stitcher app, with the objective of creating a best-in-class user experience for the podcast listener and advertiser.

Stitcher earns revenue from the sale of advertising on its original podcasts, which it creates and distributes through platforms such as its Stitcher app and the iPhone podcast app.

Other revenue sources include podcast agency services. Stitcher, through its Midroll Media advertising network, earns revenue by acting as a sales and marketing representative to connect advertisers and specific podcasts based on the advertiser's desired target audience.

Stitcher earns subscription revenue from the Stitcher Premium subscription service for which users pay a standard monthly or annual fee for access to premium content and ad-free archived podcast episodes.

Triton

Operating in more than 40 countries, Triton is the global leader in digital audio technology and measurement services, serving the growing digital audio marketplace. Triton provides innovative technology that enables broadcasters, podcasters and online music services to build their audience, maximize their revenue and streamline their operations. Triton’s technology is trusted by many of the biggest names in digital audio, including Pandora, Spotify, iHeart, Entercom, Cumulus, Prisa (Spain), Mediacorp (Singapore) and Karnaval (Turkey).

Triton’s software-as-a-service (SaaS) business-to-business model has two main lines of business - measurement and infrastructure. Their primary source of revenue is the licensing of digital audio technology and services to a wide range of global audio publishers. Triton’s measurement technology platform is the standard in the digital audio marketplace, and its national and local metrics are the currency through which agencies and brands buy digital audio advertising from streaming audio companies across various geographies and devices. The national audience measurement product is offered for a fixed monthly fee with additional fees based on total audience listening hours. The local audience measurement product is offered on a fixed license fee for each market on which data is reported, along with annual fee escalations. Triton’s hosting and advertising infrastructure enables publishers around the world to deliver high-quality, digital audio streams with data-powered dynamic ad insertion to their listening audience. The hosting product is offered to users via a monthly license fee for access to the platform with additional fees for excess data delivery usage. For its advertising technology platform, Triton charges a fixed license fee with additional fees based on the number of impressions delivered. Through the advent of the world’s first programmatic audio advertising exchange, Triton provides the infrastructure in which publishers and advertisers can seamlessly transact audio inventory programmatically.

Newsy

Newsy is our national news network focused on bringing perspective and analysis to reporting on world and national news, including politics, entertainment, science and technology. It is targeted toward a younger audience. In 2017, we expanded Newsy's distribution to include cable, and by the end of 2018, we reached agreements with cable and satellite operators to carry Newsy into approximately 36 million households. We expect continued investment in Newsy as we look to increase distribution and enhance our products.

Newsy is also distributed widely on platforms providing over-the-top (OTT) television service, including Hulu, Roku, Amazon Fire TV, Apple TV, Sling TV and Chromecast.

Newsy earns revenue from the sale of advertising on the platforms on which it is distributed. It also receives carriage fees from cable providers who pay us to offer our programming to their customers. The revenue we receive is based on the number of subscribers who receive the programming.

Newsy's programming strategy is to provide in-depth coverage of U.S. and world news targeted at 25-34 year-olds. Newsy's cable programming lineup includes fourteen hours of daily live news coverage consisting of shows such as the evening newsmagazine “The Why,” the morning show “The Day Ahead,” and the newsmaker spotlight program “30 Minutes With.” Newsy also produces investigative reports and documentaries.

Employees

As of December 31, 2018, we had approximately 3,950 full-time equivalent employees, of whom approximately 3,100 were with Local Media and 600 with National Media. Various labor unions represent approximately 400 employees, the majority of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be satisfactory.

Item 1A.	Risk Factors
For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. The most significant factors affecting our operations include the following:

Risks Related to Our Businesses

We expect to derive the majority of our revenues from advertising spending, which is affected by numerous factors. Declines in advertising revenues will adversely affect the profitability of our business.
The demand for advertising is sensitive to a number of factors, both locally and nationally, including the following:

•	The advertising and marketing spending by customers can be subject to seasonal and cyclical variations and is likely to be adversely affected during economic downturns.

•	Programming and content offered by our businesses may not achieve desired ratings or may decline in popularity with its audience.

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

•
Television stations have significant exposure to advertising in the automotive, retail and services industries. Advertising within these industries may decline and we may not be able to secure replacement advertisers.

•
Several national advertising agencies are employing an automated process known as “programmatic buying” to gain efficiencies and reduce costs related to buying advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model or other similar solution, where automation replaces existing pricing and allocation methods, could turn advertising inventory into a price-driven commodity. These automated solutions could reduce the value of relationships with advertisers as well as result in downward pricing pressure.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.
We have made significant investments in our National Media businesses and expect to continue to make significant investments in those businesses in the coming years. Investments we make in our National Media businesses may not perform as expected.

In recent years, we have acquired Triton, Katz, Stitcher and Newsy for an aggregate purchase price of almost $550 million. Our National Media businesses are not mature businesses and will require additional capital to gain distribution and build audiences, or, in the case of Triton, build customer base. The markets for these businesses may not develop as we expect, we may face greater competition than we anticipate, and our competition may have greater financial resources. The success of these investments depends on a number of factors, including timely development and market acceptance of the products and services that these businesses offer.

The growth of direct content-to-consumer delivery channels may fragment our television audiences. This fragmentation could adversely impact advertising rates as well as cause a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our broadcast operations.
We deliver our television programming to our audiences primarily over-the-air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the "Big 4" broadcast networks, cable networks such as HBO and Showtime, and new content developers, distributors and syndicators such as Amazon, Hulu and Netflix, are now able to deliver their programming directly to consumers, over-the-top (“OTT”) via the internet. The delivery of content directly to consumers allows them to bypass the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertisers. In addition, reduction in the number of subscribers to cable and satellite service providers could impact the revenue we receive under retransmission consent agreements. Widespread adoption of OTT by our audiences could result in a reduction of our advertising and retransmission revenues and affect our profitability.

The loss of affiliation agreements or the costs of renewals could adversely affect our Local Media operating results.

Fifteen of our stations have affiliations with the ABC television network, five with the NBC television network, two with each of the FOX, CBS and MyNetwork television networks and one with The CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during their programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry their programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts based on the number of households or subscribers in a market. These fees have been increasing from renewal to renewal over the past several years. There is no assurance that we will be able to reach agreements in the future with networks about the amount of these fees.
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of a network affiliation would require us to obtain replacement programming, which may not be as attractive to target audiences and could result in lower advertising revenues. In addition, loss of any of the "Big 4" network affiliations would result in materially lower retransmission revenue.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements, by new technologies for the distribution of video programming, or by revised government regulations.

As our retransmission consent agreements expire, there can be no assurance that we will be able to renew them at comparable or better rates. As a result, retransmission revenues could decrease and retransmission revenue growth could decline over time.
The use of new technologies to redistribute broadcast programming, such as those that rely upon the Internet to deliver video programming or those that receive and record broadcast signals over the air via an antenna and then retransmit that information digitally to customers’ television sets, specialty set-top boxes, or computer or mobile devices, could adversely affect our retransmission revenue if such technologies are not found to be subject to copyright or other legal restrictions or to regulations that apply to multichannel video programming distributors ("MVPDs") such as cable operators or satellite carriers.
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

There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC has considered the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to MVPDs. Should the FCC determine that Internet-based distributors may avoid its MVPD rules, broadcasters' ability to rely on the protection of the MVPD retransmission consent requirements and other regulations could be jeopardized. We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on our operations.

We make investments in television programming and podcast content rights (collectively "content") in advance of knowing whether that particular content will be popular enough for us to recoup our costs. Additionally, if costs to acquire this content increase, our operating results may be adversely affected.

We incur significant costs for the purchase of television programming and podcast content rights. We may have to purchase content several years in advance or enter into multi-year agreements, resulting in the commitment of significant costs in advance of knowing whether the content will be popular with its audience. If this acquired content is not sufficiently popular among audiences in relation to the cost we invest in the content, or if we need to replace content that is performing poorly, we may not be able to produce enough revenue to recover our costs. Additionally, increased competition from entrants into the market for content could increase our content costs. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

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

•
As discussed under Federal Regulation of Broadcasting, the FCC in 2017 completed an auction in which some television licensees voluntarily auctioned away their spectrum rights and 84 MHz of broadcast spectrum was reallocated to other uses. As a result, many television stations, including 17 Company-owned full-power stations, must change their operating frequencies, and the FCC is setting tight deadlines for the completion of these facility changes in order to make the reallocated spectrum promptly available to the wireless service buyers. Depending on factors such as the availability of specialized technical assistance and custom-made equipment, weather issues, and, for stations near international borders, the cooperation of foreign governments, some stations could confront substantial costs and difficulty in completing these relocations within the allotted time, adversely affecting these stations’ over-the-air service. Scripps has timely applied for and received construction permits to complete the required changes for its stations and is expeditiously pursuing the steps necessary to complete this process, but we cannot predict whether unforeseen circumstances might delay implementation and have a material adverse effect on one or more stations' revenue potential.

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

We intend to continue to evaluate strategic acquisitions, and there are various risks associated with an acquisition strategy.
We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be able to identify other attractive acquisition targets or some of our competitors may have greater financial or managerial resources with which to pursue acquisition targets we may pursue. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and be unsuccessful in implementing our acquisition strategy.
Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations. Additionally, our revenues and profitability could be adversely affected if we are unable to implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.
Acquisitions of television stations are subject to the approval of the FCC and the Antitrust Division of the Department of Justice. Current or future policies of these regulatory authorities could restrict our ability to pursue or consummate future transactions and could require us to divest certain television stations if an acquisition under contract would result in excessive concentration in a market or fail to comply with FCC ownership limitations. There can be no assurance that pending acquisitions will be approved by these regulatory authorities, or that a requirement to divest existing stations will not have an adverse effect on the transaction or our business.
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

Risks Related to the Ownership of Scripps Class A Common Shares

Certain descendants of Edward W. Scripps own approximately 93% of Scripps' Common Voting shares and are signatories to the Scripps Family Agreement, which governs the transfer and voting of Common Voting shares held by them.

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

As of December 31, 2018, we and the guarantors had approximately $696 million in aggregate principal amount of outstanding indebtedness (excluding intercompany debt), approximately $400 million of which constituted senior debt (including the Senior Notes), and none of which was secured. We have the ability to incur up to $125 million of indebtedness under our Credit Agreement all of which is secured indebtedness, effectively ranking senior to the Senior Notes to the extent of the value of the assets securing such indebtedness. Our Credit Agreement matures in April 2022.

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
We lease our principal executive offices in a building located at 312 Walnut Street, Cincinnati, OH 45202.
We own substantially all of the facilities and equipment used by our television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signals.
Our national businesses lease their facilities. This includes facilities for executive offices, sales offices, studio space and data centers.
All of our owned and leased properties are in good condition, and suitable for the conduct of our present business. We believe that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings
We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	44
President and Chief Executive Officer (since August 2017); Chief Operating Officer (November 2016 to August 2017); Senior Vice President, Digital (February 2013 to November 2016); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media, Television (2007 to 2011)

Lisa A. Knutson	53
Executive Vice President, Chief Financial Officer (since October 2017); Executive Vice President, Chief Strategy Officer (August 2017 to October 2017); Senior Vice President, Chief Administrative Officer (2011 to 2017); Senior Vice President, Human Resources (2008 to 2011)

William Appleton	70
Executive Vice President, General Counsel (since August 2017); Senior Vice President, General Counsel (July 2008 to August 2017); Managing Partner Cincinnati office, Baker & Hostetler, LLP (2003 to 2008)

Brian G. Lawlor	52	President, Local Media (since August 2017); Senior Vice President, Broadcast (January 2009 to August 2017); Vice President/General Manager of WPTV (2004 to 2008)
Douglas F. Lyons	62
Senior Vice President, Controller and Treasurer (since December 2017), Vice President, Controller and Treasurer (May 2015 to December 2017), Vice President, Controller (2008 to May 2015), Vice President, Finance and Administration (2006 to 2008)

Laura M. Tomlin	43	Senior Vice President, National Media (since August 2017); Vice President, Digital Operations (2014 to 2017)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2018, there were approximately 11,000 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At December 31, 2018, $50.3 million remained under the authorization.

The following table provides information about Company purchases of Class A Common shares during the quarter ended December 31, 2018 and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total market value of shares purchased	Maximum value that may yet be purchased under the plans or programs

10/1/2018 — 10/31/2018	45,813	$16.56	$758,647	$51,577,433
11/1/2018 — 11/30/2018	39,000	17.27	673,405	$50,904,028
12/1/2018 — 12/31/2018	37,700	16.48	621,371	$50,282,657
Total	122,513	$16.76	$2,053,423

As part of the share repurchase program, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company's common stock and received an initial delivery of 1,349,528 shares during third quarter of 2018, which represents 80% of the total shares the Company expects to receive based on the market price at the time of initial delivery. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2013, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of our newspaper business at April 1, 2015 is treated as a reinvestment of a special dividend pursuant to SEC rules.
We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Peer Group Index are Nexstar Media Group, TEGNA, Sinclair Broadcast Group, Tribune Media and Gray Television. The Peer Group Index is weighted based on market capitalization.
Our peer group was revised in 2018 to exclude Saga Communications and Beasley Broadcast Group following the sale of our radio business.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

The E.W. Scripps Company	$100.00	$102.90	$99.12	$100.84	$81.54	$83.17
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Current Peer Group Index	100.00	92.03	86.88	83.17	103.21	93.55
Previous Peer Group Index	100.00	91.69	86.39	83.60	104.06	92.71

Item 6.	Selected Financial Data
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
We have adopted a code of conduct that applies to all employees, officers and directors of Scripps. We also have a code of ethics for the CEO and Senior Financial Officers that meets the requirements of Item 406 of Regulation S-K and the NASDAQ listing standards. Copies of our codes of ethics are posted on our website at http://www.scripps.com.
Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 1, 2019, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)	An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	S-4	333-200388	2.1	11/20/2014
2.02	Purchase agreement dated as of October 27, 2018, among Cordillera Communications, LLC and Scripps Media, Inc. with respect to the acquisition of certain subsidiaries of Cordillera Communications, LLC	8-K	001-10701	2.1	10/27/2018
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of February 24, 2015)	DEF 14A	000-16914	Appendix	5/4/2015
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Amended and Restated 1997 Long-Term Incentive Plan	DEF 14A	000-16914	Appendix	6/13/2008
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	000-16914	10.07	12/31/2015
10.06	The E.W. Scripps Company Executive Severance Plan Amended and Restated as of February 23, 2015	8-K	000-16914	10.1	2/23/2015
10.07	The E.W. Scripps Company Employee Stock Purchase Plan	S-8	333-151963	99	6/26/2008
10.08	Amended and Restated Scripps Family Agreement dated May 19, 2015	SC 13D	005-43473	2	6/5/2015
10.09	Amendment No. 1 to Amended and Restated Scripps Family Agreement	10-Q	000-16914	10.01	3/31/2017
10.10	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.11	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.12	Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.66	2/15/2011
10.13	Amendment to Employment Agreement between the Company and Richard A. Boehne	8-K	000-16914	10.1	11/4/2014
10.14	Employment Agreement between the Company and Adam P. Symson	8-K	000-16914	10.1	7/10/2017
10.15	Scripps Senior Executive Change in Control Plan, Amended and Restated effective February 23, 2015	10-K	000-16914	10.13	12/31/2016
10.16	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.17	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.18	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.19	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.20	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.21	Third Amended and Restated Credit Agreement dated as of April 28, 2017	8-K	000-16914	10.2	4/28/2017
10.22	First Amendment to Third Amended and Restated Credit Agreement (Incremental Facility)	8-K	000-16914	99.1	10/2/2017
10.23	Second Amendment to Third Amended and Restated Credit Agreement	10-Q	000-16914	10.10	3/31/2018
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
* - As filed herewith

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules (cont.)

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
101.INS	XBRL Instance Document (furnished herewith)	*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 1, 2019	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 1, 2019.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Lisa A. Knutson	Executive Vice President and Chief Financial Officer
Lisa A. Knutson

/s/ Douglas F. Lyons	Senior Vice President, Controller and Treasurer
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Richard A. Boehne	Chairman of the Board of Directors
Richard A. Boehne

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ Kim Williams	Director
Kim Williams

The E.W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)

Summary of Operations (2)
Total operating revenues (3)	$1,208	$877	$874	$654	$499
Income (loss) from continuing operations before income taxes	74	(32)	93	(112)	9
Income (loss) from continuing operations, net of tax	56	(12)	60	(74)	9
Depreciation and amortization of intangible assets	(64)	(56)	(55)	(50)	(32)

Per Share Data
Income (loss) from continuing operations — diluted	$0.68	$(0.13)	$0.71	$(0.95)	$0.16
Cash dividends	0.20	—	—	1.03	—

Market Value of Common Shares at December 31
Per share	$15.73	$15.63	$19.33	$19.00	$22.35
Total	1,269	1,276	1,585	1,591	1,274

Balance Sheet Data
Total assets	$2,130	$2,130	$1,736	$1,706	$1,031
Long-term debt (including current portion)	696	702	396	399	196
Equity	926	937	946	901	520
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2018, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis.

(1)	2018 — On November 30, 2018, we acquired Triton Digital Canada, Inc. Operating results are included for periods after the acquisition.

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

(2)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

- During the fourth quarter of 2018, we completed the sale of our radio station group.

- On April 1, 2015, we completed the spin-off of our newspaper business.

(3)	Only the years ended December 31, 2018, 2017 and 2016 have been retroactively-adjusted for the adoption of the new revenue standard on January 1, 2018.

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups. Following the completion of the Raycom Media acquisition in January 2019 and the anticipated closing of the Cordillera Communications, LLC acquisition in the second quarter of 2019, we will have 51 television stations in 36 markets and a reach of more than one in five U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; four national broadcast networks, the Katz networks; and the global leader in digital audio technology and measurement services, Triton. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.
In 2018, management announced a comprehensive growth strategy for the Company to improve short-term performance and position itself for long-term growth in the form of a five-point plan.
The strategy began at the end of 2017 with a reorganization of our Company into Local Media and National Media divisions to better reflect how audiences and advertisers view our businesses.
We performed an analysis of our operating divisions and corporate cost structure in order to reduce expenses and improve both operating performance and company cash flow. We have incurred restructuring charges totaling $13.3 million since the third quarter of 2017 and have completed our plan to achieve $30 million in annualized cost reductions.
We executed on further optimizing our portfolio through the sale of our radio business. By the end of 2018, all 34 radio stations had been sold through multiple transactions for total consideration of $83.5 million.
We continue to pursue a television station acquisition strategy that allows us to assemble the best-performing portfolio possible. On January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida for $55 million in cash. Additionally, we have entered into a definitive agreement to acquire 15 top ranked and high performing television stations, serving 10 markets, for $521 million. Completion of the acquisition, which is anticipated to close in the second quarter of 2019, is subject to regulatory approvals and customary closing conditions. These acquisitions allow us to move into new markets that enhance our portfolio and will diversify our network affiliate mix.
We also are committed to the continued investment in our national media businesses for long-term growth. On November 30, 2018, we acquired Triton Digital Canada, Inc., a leading global digital audio infrastructure and audience measurement services company, for $150 million, net of cash acquired. We have increased our Newsy cable subscribers, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content.
Additionally, during 2018, we delivered value to shareholders through our share repurchase program and initiation of a quarterly dividend of 5 cents per share.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2018	Change	2017	Change	2016

Operating revenues	$1,208,425	37.8%	$876,972	0.3%	$874,451
Employee compensation and benefits	(394,029)	7.2%	(367,735)	7.0%	(343,570)
Programming	(350,753)	53.4%	(228,605)	32.4%	(172,617)
Impairment of programming assets	(8,920)		—		—
Other expenses	(246,487)	32.6%	(185,869)	6.9%	(173,797)
Acquisition and related integration costs	(4,124)		—		(578)
Restructuring costs	(8,911)		(4,422)		—
Depreciation and amortization of intangible assets	(63,987)		(56,343)		(55,204)
Impairment of goodwill and intangible assets	—		(35,732)		—
Gains (losses), net on disposal of property and equipment	(1,255)		(169)		(480)
Operating income (loss)	129,959		(1,903)		128,205
Interest expense	(36,184)		(26,697)		(18,039)
Defined benefit pension plan expense	(19,752)		(14,112)		(14,332)
Miscellaneous, net	152		10,636		(2,646)
Income (loss) from continuing operations before income taxes	74,175		(32,076)		93,188
(Provision) benefit for income taxes	(18,098)		20,054		(33,266)
Income (loss) from continuing operations, net of tax	56,077		(12,022)		59,922
Income (loss) from discontinued operations, net of tax	(36,328)		(2,595)		7,313
Net income (loss)	19,749		(14,617)		67,235
Loss attributable to noncontrolling interest	(632)		(1,511)		—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$20,381		$(13,106)		$67,235

Triton, Katz and Cracked were acquired on November 30, 2018, October 2, 2017, and April 12, 2016, respectively, and the inclusion of operating results from these businesses for the periods subsequent to their acquisitions impacts the comparability of our consolidated and segment operating results.
2018 compared with 2017

Operating revenues increased 37.8% in 2018. Higher retransmission and political revenues in our Local Media group and the inclusion of a full year of Katz revenues within our National Media group were the main contributors to the year-over-year revenue increases. Revenues from Katz were $186 million in 2018 compared to $41.0 million in 2017. Revenues from Triton for December 2018 were $3.3 million.

Employee compensation and benefits increased 7.2% in 2018, primarily driven by the expansion of our National Media group, including a full year of Katz expenses and one month of Triton expenses. This increase was partially offset by employee cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

Programming expense increased 53.4% in 2018, primarily due to higher network affiliation fees reflecting contractual rate increases, as well as a full year of programming costs for Katz.

In the fourth quarter of 2018, we incurred a non-cash impairment charge of $8.9 million related to our original programming show, Pickler & Ben, which will not be renewed for a third season.

Other expenses increased 32.6% in 2018 compared to the prior year, most of which was driven by a full year of expenses for Katz. Increases in marketing and promotion costs for our national brands, mainly Newsy and Stitcher, also contributed to the increase in other expenses in 2018.

Acquisition and related integration costs of $4.1 million in 2018 reflect professional service costs incurred to integrate Triton and the former Raycom stations, as well as costs incurred for the pending Cordillera acquisition.

Restructuring costs of $8.9 million in 2018 and $4.4 million in 2017 reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization expense increased from $56 million in 2017 to $64 million in 2018 mainly due to the acquisition of Katz in the fourth quarter of 2017.

The slower development of our original revenue model for Cracked created indications of impairment of goodwill as of September 30, 2017. We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. We recorded a $29.4 million non-cash impairment charge in the three months ended September 30, 2017 to reduce the carrying value of goodwill and $6.3 million to reduce the carrying value of intangible assets.

Interest expense increased in 2018 due to the new debt issued to finance the Katz acquisition, the higher interest rate on the senior secured notes that were issued in April 2017 and from increases throughout the year in London Interbank Offering Rates ("LIBOR"), which is the benchmark upon which interest on our term loan B is based. Interest expense in 2017 includes a $2.4 million write-off of loan fees associated with the refinancing of our term loan B in the second quarter 2017.

Defined benefit pension plan expense in 2018 includes a $1.8 million non-cash settlement charge related to lump-sum distributions from our Supplemental Executive Retirement Plans and an $11.7 million non-cash settlement charge in connection with the merger of our Scripps Pension Plan into the Journal Communications, Inc. Plan and related transactions.

Miscellaneous, net in 2017 includes a $5.4 million gain on the change in control when we acquired Katz, a $3.0 million gain from the sale of our newspaper syndication business and other income of $3.2 million resulting from an adjustment to the Midroll Media acquisition purchase price earn out.

The effective income tax rate was 24.4% and 62.5% for 2018 and 2017, respectively. State taxes, non-deductible expenses, excess tax benefits or expense on share-based compensation, tax settlements and changes in our reserves for uncertain tax positions impacted our effective rate. Our 2018 provision includes $0.6 million of excess tax benefits from the exercise and vesting of share-based compensation awards. In 2017, we had a provisional estimated benefit of $4.2 million from the change in federal income tax rates for the enactment of the Tax Cuts and Jobs Act which reduced the corporate income tax rate from 35% to 21%.

2017 compared with 2016

Operating revenues were comparable year-over-year. We had higher retransmission and carriage revenues of $39 million and revenues in our National Media group increased more than $58 million. The increase in our National Media group revenues includes $41 million of revenues from Katz. These increases were offset by $92 million of lower political revenues from our Local Media group in a non-political year.

Employee compensation and benefits increased 7.0% in 2017, primarily driven by the expansion of our National Media group, including almost $5 million related to Katz.

Programming expense increased 32.4% in 2017, primarily due to $22 million of higher network affiliation fees and additional programming costs from Katz. Network affiliation fees increased due to contractual rate increases.

Other expenses increased approximately 6.9% in 2017, most of which was driven by Katz.

Acquisition and related integration costs of $0.6 million in 2016 includes costs for spinning off our newspaper operations and costs associated with acquisitions, such as investment banking, legal and accounting fees, as well as costs to integrate the acquired businesses.

Depreciation and amortization expense increased slightly from $55 million in 2016 to $56 million in 2017 due to the acquisition of Katz.

Restructuring of $4.4 million in 2017 includes $3.5 million for severance associated with a change in senior management and other employee groups, as well as outside consulting fees associated with the realignment of the Local and National Media businesses.

Impairment of goodwill and intangible assets in 2017 reflects the non-cash impairment charge to reduce the carrying value of goodwill and intangible assets for our Cracked business.

Interest expense increased in 2017 due to a $2.4 million write-off of loan fees associated with our old term loan B which was refinanced in the second quarter of 2017, the higher interest rate on our new senior secured notes and additional interest on new debt issued to finance the Katz acquisition.

Miscellaneous, net increased in 2017 due to a $5.4 million gain on the change in control when we acquired Katz, a $3.0 million gain from the sale of our newspaper syndication business and other income of $3.2 million resulting from an adjustment to the Midroll Media acquisition purchase price earn out.

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

Discontinued Operations

Discontinued operations reflect the historical results of our radio operations. We closed on the sale of our Tulsa radio stations on October 1, 2018, closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018 and closed on the sales of our Boise and Tucson radio stations on December 12, 2018.

In 2018 and 2017, results of discontinued operations included $25.9 million and $8 million, respectively, of non-cash impairment charges to write-down the goodwill of our radio business to fair value.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2018	Change	2017	Change	2016

Segment operating revenues:
Local Media	$917,480	17.9%	$778,376	(6.8)%	$835,290
National Media	286,170		93,141		34,424
Other	4,775	(12.5)%	5,455	15.2%	4,737
Total operating revenues	$1,208,425	37.8%	$876,972	0.3%	$874,451
Segment profit (loss):
Local Media	$251,119	60.1%	$156,890	(35.5)%	$243,298
National Media	13,920		(9,260)	(8.8)%	(10,156)
Other	(3,680)	55.9%	(2,361)	(6.0)%	(2,513)
Shared services and corporate	(53,123)	5.2%	(50,506)	9.4%	(46,162)
Acquisition and related integration costs	(4,124)		—		(578)
Restructuring costs	(8,911)		(4,422)		—
Depreciation and amortization of intangible assets	(63,987)		(56,343)		(55,204)
Impairment of goodwill and intangible assets	—		(35,732)		—
Gains (losses), net on disposal of property and equipment	(1,255)		(169)		(480)
Interest expense	(36,184)		(26,697)		(18,039)
Defined benefit pension plan expense	(19,752)		(14,112)		(14,332)
Miscellaneous, net	152		10,636		(2,646)
Income (loss) from continuing operations before income taxes	$74,175		$(32,076)		$93,188

Local Media — Our Local Media segment includes our local broadcast stations and their related digital properties. It is comprised of fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, two independent stations and four Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast local and national internally produced programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
The operating performance of our Local Media group is most affected by local and national economic conditions, particularly conditions within the automotive and services categories, and by the volume of advertising purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2018	Change	2017	Change	2016

Segment operating revenues:
Core advertising	$465,275	(5.6)%	$492,633	(1.3)%	$499,227
Political	139,600		8,651		100,761
Retransmission	301,411	16.2%	259,499	17.6%	220,723
Other	11,194	(36.4)%	17,593	20.7%	14,579
Total operating revenues	917,480	17.9%	778,376	(6.8)%	835,290
Segment costs and expenses:
Employee compensation and benefits	292,079	1.5%	287,758	2.1%	281,956
Programming	219,690	18.0%	186,116	14.9%	161,957
Impairment of programming assets	8,920		—		—
Other expenses	145,672	(1.3)%	147,612	(0.3)%	148,079
Total costs and expenses	666,361	7.2%	621,486	5.0%	591,992
Segment profit	$251,119	60.1%	$156,890	(35.5)%	$243,298
2018 compared with 2017
Revenues

Total Local Media revenues increased 17.9% in 2018. Higher retransmission revenues and higher political advertising revenues from an even-year election cycle contributed to the increase in revenues. The increase in retransmission revenues was due to rate step-ups for approximately 5 million of our subscribers, as well as regular annual contractual rate increases. Political advertising revenues were $139.6 million, leading to displacement of core advertising revenues, which declined 5.6%. Following the acquisition of Katz on October 2, 2017, we no longer receive carriage fees from the Katz networks, which primarily represents the decrease in other revenues in 2018.

Costs and expenses

Employee compensation and benefits were relatively flat in 2018 compared to 2017.

Programming expense increased 18.0% in 2018 due to higher network affiliation fees as well as the costs of producing our original programming show, Pickler & Ben. Network affiliation fees increased $26.8 million in 2018 compared with 2017. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as year-over-year contractual rate increases. We expect that the rates on renewals may continue to increase over the next several years.

In the fourth quarter of 2018, we incurred a non-cash impairment charge of $8.9 million related to our original programming show, Pickler & Ben, which will not be renewed for a third season.

Lower marketing and promotion costs contributed to the decrease in other expenses in 2018 compared with 2017.
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

Costs and expenses

Employee compensation and benefits increased 2.1% in 2017. The increase was primarily from merit increases and higher benefit costs.

Programming expense, which includes our network affiliation fees and other programming costs, increased nearly 15% in 2017 primarily due to $22 million of higher network affiliation license fees and the cost of producing our original programming show, Pickler & Ben, which aired for the first time in September 2017. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

National Media — Our National Media segment is comprised of the operations of our national media businesses including four national broadcast networks, the Katz networks; podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; the global leader in digital audio technology and measurement services, Triton; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.

Operating results for our National Media segment were as follows:

	For the years ended December 31,
(in thousands)	2018	Change	2017	Change	2016

Segment operating revenues:
Katz	$185,852		$40,975		$—
Stitcher	51,063	63.7%	31,199	51.5%	20,588
Newsy	24,588		10,089		4,806
Triton	3,292		—		—
Other	21,375	96.5%	10,878	20.5%	9,030
Total operating revenues	286,170		93,141		34,424
Segment costs and expenses:
Employee compensation and benefits	58,033	86.5%	31,121	49.9%	20,767
Programming	131,063		42,489		10,660
Other expenses	83,154		28,791		13,153
Total costs and expenses	272,250		102,401		44,580
Segment profit (loss)	$13,920		$(9,260)		$(10,156)

Our National Media businesses, Triton, Katz and Cracked, were acquired on November 30, 2018, October 2, 2017, and April 12, 2016, respectively. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our National Media segment operating results.
2018 compared with 2017

Revenues

National Media revenues increased $193 million in 2018. The results of Katz and Triton accounted for $148.2 million of the increase in 2018. The remainder of the increase is primarily driven by increased revenues from Stitcher and Newsy. Increases in Stitcher's revenues reflect advertising growth from existing podcasts, as well as the addition of new titles to its portfolio of podcasts. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms, as well as revenues from its expansion into cable in the fourth quarter of 2017.

Cost and Expenses

Employee compensation and benefits increased 86.5% or $26.9 million in 2018. Katz and Triton accounted for approximately $18 million of the increase. The remainder of the increase was attributable to the hiring of personnel to support the growth of our national brands, as well as higher bonus and commission expenses tied to revenue performance.

Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The increase in 2018 is primarily due to the inclusion of a full year of programming costs for Katz and additional programming costs for our podcast business. Programming costs for Katz were $92.7 million in 2018 compared to $22.9 million in 2017.

Other expenses increased $54.4 million in 2018. Katz and Triton accounted for $26.5 million of the increase. The remaining increase in other expenses for the year is primarily attributed to marketing, promotion and occupancy costs incurred to support the growth of our national brands.

2017 compared with 2016

Revenues

National Media revenues increased $58.7 million in 2017. The revenues from Katz reflect the revenue earned during the three months of 2017 that we owned the business. Excluding the results of Katz, revenues increased over 50% year-over-year, driven by Stitcher and Newsy. Stitcher's revenues increased from advertising growth from existing podcasts, as well as adding new titles to its portfolio. Newsy's revenues increased primarily from the growth of advertising of over-the-top platforms, as well as the new revenues from expansion into cable in the fourth quarter of 2017. The increase in other revenue is primarily from growth in our lifestyle brands.

Cost and Expenses

Costs and expenses increased $57.8 million in 2017, primarily due to the impact of Katz. Excluding the results of Katz, expenses increased approximately 50% for the year.

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

2018 compared with 2017

Shared services and corporate expenses were up year-over-year with $53.1 million in 2018 and $50.5 million in 2017. The increase is attributed to $3.4 million in costs incurred related to our 2018 proxy contest and incremental compensation accruals due to 2018 operating performance, partially offset by cost savings attributed to restructuring activities initiated in the fourth quarter of 2017.

2017 compared with 2016

Shared services and corporate expenses were up year-over-year with $50.5 million in 2017 and $46.2 million in 2016.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$19,749	$(14,617)	$67,235
Income (loss) from discontinued operations, net of tax	(36,328)	(2,595)	7,313
Income (loss) from continuing operations, net of tax	56,077	(12,022)	59,922
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	63,987	56,343	55,204
Impairment of goodwill and intangible assets	—	35,732	—
Impairment of programming assets	8,920	—	—
Loss (gain) on disposition of investments	251	(6,106)	—
(Gains) losses on sale of property and equipment	1,255	169	480
Programming assets and liabilities	(12,788)	(9,172)	(2,327)
Deferred income taxes	19,354	(16,084)	38,794
Stock and deferred compensation plans	10,741	15,872	10,857
Pension expense, net of contributions	(4,052)	(6,738)	4,936
Other changes in certain working capital accounts, net	(16,159)	(22,190)	(33,646)
Miscellaneous, net	2,645	(5,619)	1,677
Net cash provided by operating activities from continuing operations	130,231	30,185	135,897
Net cash provided by operating activities from discontinued operations	10,680	10,667	10,596
Net operating activities	$140,911	$40,852	$146,493

2018 to 2017

The $100 million increase in cash provided by continuing operating activities was primarily attributable to a $113.5 million year-over-year increase in segment profit and changes in working capital in 2018 compared to 2017. These items were partially offset by the year-over-year net cash impact from increased programming investment of $3.6 million, $5.3 million of additional cash outlay related to our previously discussed restructuring initiatives and $14.7 million of higher interest payments. Additionally, in 2018 we made $3.5 million in payments to cable companies for agreeing to carry the Newsy network compared to the $6 million we paid in 2017.

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

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(149,469)	$(280,940)	$(43,500)
Additions to property and equipment	(53,253)	(17,932)	(25,911)
Acquisition of intangible assets	(7,229)	(9,745)	—
Purchase of investments	(558)	(836)	(2,128)
Proceeds from FCC repack	1,530	—	—
Miscellaneous, net	2,307	12,886	147
Net cash used in investing activities from continuing operations	(206,672)	(296,567)	(71,392)
Net cash provided by (used in) investing activities from discontinued operations	79,188	(2,500)	(2,036)
Net investing activities	$(127,484)	$(299,067)	$(73,428)

In 2018, 2017 and 2016 we used $207 million, $297 million and $71 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from investing activities for the years presented are described below.

•	In 2018, we acquired Triton for $150 million, net of cash acquired.

•
In 2018, capital expenditures increased $35 million. A significant portion of the increase was attributed to $17.9 million of capital expenditures incurred in 2018 related to the FCC repacking process. Additionally, National Media's capital expenditures increased $14.4 million year-over-year mainly as a result of one-time expenses incurred related to the expansion and renovation of office and studio space in our leased facilities that was needed to accommodate current and future growth of our national brands.

•
In 2018 and 2017, we recognized other intangible assets of $5.8 million and $9.7 million, respectively, related to the acquisition of cable and satellite carriage rights for the launch of our Newsy cable network. Additionally, in 2018, we acquired the CourtTV trademark for $1.5 million.

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
We expect to spend approximately $55 million through the end of 2020, of which, $20.8 million has been spent to date. We have submitted a total of $8.5 million in claims to the FCC for reimbursement, of which, $1.5 million has been received as of December 31, 2018.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$—	$700,000	$—
Payments on long-term debt	(5,656)	(393,927)	(6,635)
Deferred financing costs	—	(9,671)	—
Dividends paid	(16,395)	—	—
Repurchase of Class A Common shares	(32,323)	(17,885)	(44,401)
Proceeds from exercise of stock options	1,857	1,461	4,641
Tax payments related to shares withheld for vested stock and RSUs	(3,796)	(4,576)	(2,681)
Miscellaneous, net	1,316	(2,840)	(4,258)
Net cash provided by (used in) financing activities from continuing operations	$(54,997)	$272,562	$(53,334)

For continuing financing activities, cash used in financing activities was $55 million and $53 million in 2018 and 2016, respectively, while cash provided by financing activities was $273 million in 2017. The primary factors affecting our cash flows from financing activities are described below.

On April 28, 2017, we issued $400 million of senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the Senior Notes were used to repay our old term loan B, for payment of the related issuance costs and for general corporate purposes.

On April 28, 2017, we also amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no borrowings under the revolving credit agreement in any of the periods presented. The revolving credit agreement includes certain financial covenants, which we were in compliance with at December 31, 2018 and 2017.

On October 2, 2017, we issued a $300 million term loan B, which matures in October 2024. We amended the term loan B on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the term loan B at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75. The term loan B requires annual principal payments of $3 million.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow more than 20% on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at December 31, 2018 and 2017.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of December 31, 2018, we were not required to make additional principal payments for excess cash flow.

Our $55 million acquisition of Waco, Texas and Tallahassee, Florida television stations, which closed in the first quarter of 2019, was financed through cash on hand at time of the closing. Our $521 million acquisition of Cordillera Communications, LLC is expected to close in the second quarter of 2019. We have obtained underwriting for financing the acquisition with incremental term loan B borrowings. Our existing term loan B and senior unsecured notes will remain in place.

We paid dividends of 5 cents per share for each of the four quarters of 2018. Total dividend payments to shareholders of our common stock in 2018 were $16.4 million. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends will be declared at the discretion of the Board and will depend on several factors including our results of operations, financial position, cash flow and other factors that the Board of Directors may deem relevant.

Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. From March 15, 2018 through August 20, 2018, we were in a black out period for repurchasing shares while we negotiated the sales of our radio stations. On August 21, 2018, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase the Company’s common stock. We repurchased $32.3 million of shares during 2018, of which, $25 million was under the ASR agreement. We repurchased $17.9 million of shares at prices ranging from $14.05 and $23.01 per share and $44.4 million of shares at prices ranging from $12.84 to $19.51 per share in 2017 and 2016, respectively. As of December 31, 2018, we have $50.3 million outstanding under the current authorization.

In 2018, 2017 and 2016, we received $2 million, $1 million and $5 million, respectively, of proceeds from the exercise of employee stock options. We have not issued any stock options since 2008.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2019, we expect to contribute approximately $20 million in total to our defined benefit pension plans and our SERPs.
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

Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2018 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$3,000	$6,000	$6,000	$681,250	$696,250
Interest on debt	33,292	66,194	65,673	39,856	205,015
Programming:
Program licenses, network affiliations and other programming commitments	296,650	658,632	142,261	425	1,097,968
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,277	2,656	2,560	13,860	20,353
Employment and talent contracts	47,115	39,042	1,646	202	88,005
Operating leases:
Noncancelable	11,197	15,740	17,764	15,311	60,012
Cancelable	224	263	161	214	862
Pension obligations:
Minimum pension funding	19,804	67,346	65,560	46,965	199,675
Other commitments:
Noncancelable purchase and service commitments	31,857	2,609	65	—	34,531
Other purchase and service commitments	71,435	125,191	73,563	13,218	283,407
Total contractual cash obligations	$515,851	$983,673	$375,253	$811,301	$2,686,078

Long-term debt — Long-term debt includes the $400 million of unsecured senior notes and $296 million outstanding balance of our term loan B. The senior unsecured notes bear an interest rate of 5.125% per annum. Our term loan B bears interest at rates based on LIBOR plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company's total net leverage, as defined by the amended agreement, is below 2.75. The rate on our term loan B was 4.34% at December 31, 2018. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 1% increase in LIBOR would result in an increase in annual interest payments of approximately $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2018, we were not required to make any additional principal payments for excess cash flow.

Other Contractual Obligations — In the ordinary course of business, we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our network affiliation agreements. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation agreements are also included. Variable amounts in excess of the contractual amounts payable to the networks are not included in the amounts above. Other programming rights also include commitments for the purchase of podcast content rights.
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
Pension Funding — We sponsor noncontributory defined benefit pension plans and non-qualified Supplemental Executive Retirement Plans ("SERPs").
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2018, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2024-2028. While benefit payments under these plans are expected to continue beyond 2028, we do not believe it is practicable to estimate payments beyond this period.
Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2018, our reserves for income taxes totaled $0.8 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.
Purchase Commitments — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

Katz has carriage agreements with local television broadcasters to carry one or more of the Katz networks. These carriage agreements are generally for a five-year term. Under these agreements, Katz either pays a fixed fee or a portion of revenues for the carriage rights.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2018. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. At December 31, 2018, we had $834 million of goodwill. If the fair value of the reporting unit is less than its carrying value, we may be required to record an impairment charge.
The following is goodwill by reporting unit as of December 31, 2018:

(in thousands)

Local Media group	$491,219
Katz	203,760
Triton	83,876
Stitcher	47,176
Newsy	7,982
Total goodwill	$834,013

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our Local Media reporting unit exceeded its carrying value by over 50% and our other reporting units exceeded their carrying value by over 15%, except for Triton. The carrying value of Triton approximates its fair value due to its recent acquisition.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2018, the carrying value of our television FCC licenses was $157 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by more than $25 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value.
Pension Plans — We sponsor noncontributory defined benefit pension plans as well as non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plans and the SERPs have frozen the accrual of future benefits.
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

The assumptions used in accounting for our defined benefit pension plans for 2018 and 2017 are as follows:

	2018	2017

Discount rate for expense	3.71% - 4.58%	4.26%
Discount rate for obligations	4.38%	3.70%
Long-term rate of return on plan assets for expense	5.10%	4.20%-4.30%

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligations as of December 31, 2018, by approximately $32.8 million and decrease or increase 2019 pension expense by less than $0.1 million.

Under our asset allocation strategy, approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2019 expected long-term rate of return on plan assets would increase or decrease our 2019 pension expense by approximately $1.8 million.
We had unrecognized accumulated other comprehensive loss for our pension plans and SERPs of $126 million at December 31, 2018. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2018, we had an actuarial loss of $6.7 million. Based on our current assumptions, we anticipate that 2019 pension expense will include $2.5 million in amortization of accumulated other comprehensive loss.
Recently Adopted Standards and Issued Accounting Standards

Refer to Note 2. Recently Adopted and Issued Accounting Standards of the Notes to Consolidated Financial Statements for further discussion.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	374,000	400,000	400,000
Term loan B	296,250	288,844	299,250	300,935
Unsecured subordinated notes	—	—	2,656	2,637
Long-term debt, including current portion	$696,250	$662,844	$701,906	$703,572

Financial instruments subject to market value risk:
Investments held at cost	$4,114	(a)	$4,603	(a)

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
We acquired Triton Digital Canada, Inc. on November 30, 2018. This business has total assets of approximately $180 million, or approximately 9%, of our total assets as of December 31, 2018 and revenues of $3.3 million, or less than 1%, of our total revenues for the year ended December 31, 2018. We have excluded this business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2018.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2018. This report appears on page F-23.
Date: March 1, 2019
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Lisa A. Knutson
Lisa A. Knutson
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 1, 2019

We have served as the Company’s auditor since at least 1961; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Triton Digital Canada, Inc., which was acquired on November 30, 2018 and whose financial statements constitute 9% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Triton Digital Canada, Inc.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 1, 2019

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$107,114	$148,699
Accounts and notes receivable (less allowances — $4,371 and $1,949)	281,330	245,365
Programming	34,432	53,468
FCC repack receivable	19,242	—
Miscellaneous	28,899	21,998
Assets held for sale	—	136,004
Total current assets	471,017	605,534
Investments	7,162	7,699
Property and equipment	237,927	209,995
Goodwill	834,013	755,949
Other intangible assets	478,953	425,975
Programming (less current portion)	75,333	85,269
Deferred income taxes	9,141	20,076
Miscellaneous	16,515	19,051
Total Assets	$2,130,061	$2,129,548

Liabilities and Equity
Current liabilities:
Accounts payable	$26,919	$23,647
Unearned revenue	11,459	7,353
Current portion of long-term debt	3,000	5,656
Accrued liabilities:
Employee compensation and benefits	44,929	41,939
Miscellaneous	46,112	44,396
Programming liability	40,301	58,176
Other current liabilities	25,339	10,085
Liabilities held for sale	—	19,536
Total current liabilities	198,059	210,788
Long-term debt (less current portion)	685,764	687,619
Deferred income taxes	25,531	—
Other liabilities (less current portion)	294,542	293,656
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2018 - 68,736,867 shares; 2017 - 69,699,105 shares	688	697
Voting — authorized: 60,000,000 shares; issued and outstanding: 2018 - 11,932,722 shares; 2017 - 11,932,722 shares	119	119
Total	807	816
Additional paid-in capital	1,106,984	1,129,020
Accumulated deficit	(86,229)	(90,061)
Accumulated other comprehensive loss, net of income taxes	(95,397)	(102,922)
Total The E.W. Scripps Company shareholders' equity	926,165	936,853
Noncontrolling interest	—	632
Total equity	926,165	937,485
Total Liabilities and Equity	$2,130,061	$2,129,548

See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2018	2017	2016

Operating Revenues:
Advertising	$836,049	$563,879	$608,748
Retransmission and carriage	304,402	259,712	220,723
Other	67,974	53,381	44,980
Total operating revenues	1,208,425	876,972	874,451
Costs and Expenses:
Employee compensation and benefits	394,029	367,735	343,570
Programming	350,753	228,605	172,617
Impairment of programming assets	8,920	—	—
Other expenses	246,487	185,869	173,797
Acquisition and related integration costs	4,124	—	578
Restructuring costs	8,911	4,422	—
Total costs and expenses	1,013,224	786,631	690,562
Depreciation, Amortization, and (Gains) Losses:
Depreciation	34,641	34,049	32,474
Amortization of intangible assets	29,346	22,294	22,730
Impairment of goodwill and intangible assets	—	35,732	—
(Gains) losses, net on disposal of property and equipment	1,255	169	480
Net depreciation, amortization, and (gains) losses	65,242	92,244	55,684
Operating income (loss)	129,959	(1,903)	128,205
Interest expense	(36,184)	(26,697)	(18,039)
Defined benefit pension plan expense	(19,752)	(14,112)	(14,332)
Miscellaneous, net	152	10,636	(2,646)
Income (loss) from continuing operations before income taxes	74,175	(32,076)	93,188
Provision (benefit) for income taxes	18,098	(20,054)	33,266
Income (loss) from continuing operations, net of tax	56,077	(12,022)	59,922
Income (loss) from discontinued operations, net of tax	(36,328)	(2,595)	7,313
Net income (loss)	19,749	(14,617)	67,235
Loss attributable to noncontrolling interest	(632)	(1,511)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$20,381	$(13,106)	$67,235
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.69	$(0.13)	$0.71
Income (loss) from discontinued operations	(0.44)	(0.03)	0.09
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.25	$(0.16)	$0.80

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.68	$(0.13)	$0.71
Income (loss) from discontinued operations	(0.44)	(0.03)	0.09
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.24	$(0.16)	$0.80

Weighted average shares outstanding:
Basic	81,369	82,052	83,339
Diluted	81,927	82,052	83,639
See notes to consolidated financial statements.
Net income per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2018	2017	2016

Net income (loss)	$19,749	$(14,617)	$67,235
Changes in fair value of derivative, net of tax of $0, $0 and $142	—	—	242
Changes in defined benefit pension plans, net of tax of $2,557, $4,152, and $(2,455)	7,590	10,150	(3,936)
Other, net of tax of $(22), $(136) and $102	(65)	(355)	149
Total comprehensive income (loss)	27,274	(4,822)	63,690
Less comprehensive income (loss) attributable to noncontrolling interest	(632)	(1,511)	—
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$27,906	$(3,311)	$63,690
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2018	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$19,749	$(14,617)	$67,235
Income (loss) from discontinued operations, net of tax	(36,328)	(2,595)	7,313
Income (loss) from continuing operations, net of tax	56,077	(12,022)	59,922
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	63,987	56,343	55,204
Impairment of goodwill and intangible assets	—	35,732	—
Impairment of programming assets	8,920	—	—
Loss (gain) on disposition of investments	251	(6,106)	—
(Gains) losses on sale of property and equipment	1,255	169	480
Programming assets and liabilities	(12,788)	(9,172)	(2,327)
Deferred income taxes	19,354	(16,084)	38,794
Stock and deferred compensation plans	10,741	15,872	10,857
Pension expense, net of contributions	(4,052)	(6,738)	4,936
Other changes in certain working capital accounts, net	(16,159)	(22,190)	(33,646)
Miscellaneous, net	2,645	(5,619)	1,677
Net cash provided by operating activities from continuing operations	130,231	30,185	135,897
Net cash provided by operating activities from discontinued operations	10,680	10,667	10,596
Net operating activities	140,911	40,852	146,493
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(149,469)	(280,940)	(43,500)
Additions to property and equipment	(53,253)	(17,932)	(25,911)
Acquisition of intangible assets	(7,229)	(9,745)	—
Purchase of investments	(558)	(836)	(2,128)
Proceeds from FCC repack	1,530	—	—
Miscellaneous, net	2,307	12,886	147
Net cash used in investing activities from continuing operations	(206,672)	(296,567)	(71,392)
Net cash provided by (used in) investing activities from discontinued operations	79,188	(2,500)	(2,036)
Net investing activities	(127,484)	(299,067)	(73,428)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	700,000	—
Payments on long-term debt	(5,656)	(393,927)	(6,635)
Deferred financing costs	—	(9,671)	—
Dividends paid	(16,395)	—	—
Repurchase of Class A Common shares	(32,323)	(17,885)	(44,401)
Proceeds from exercise of stock options	1,857	1,461	4,641
Tax payments related to shares withheld for vested stock and RSUs	(3,796)	(4,576)	(2,681)
Miscellaneous, net	1,316	(2,840)	(4,258)
Net cash provided by (used in) financing activities from continuing operations	(54,997)	272,562	(53,334)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(15)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	(41,585)	14,347	19,731
Cash, cash equivalents and restricted cash:
Beginning of year	148,699	134,352	114,621
End of year	$107,114	$148,699	$134,352

Supplemental Cash Flow Disclosures
Interest paid	$33,673	$18,956	$15,620
Income taxes paid	$3,729	$1,756	$1,100
Non-cash investing information
Capital expenditures included in accounts payable	$693	$286	$102
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interests	Total Equity

As of December 31, 2015, as originally reported	$838	$1,163,985	$(174,038)	$(89,802)	$—	$900,983
Adoption of new accounting guidance	—	(58)	14,808	—	—	14,750
As of January 1, 2016, as adjusted	838	1,163,927	(159,230)	(89,802)	—	915,733
Comprehensive income (loss)	—	—	67,235	(3,545)	—	63,690
Repurchase 2,711,865 Class A Common Shares	(27)	(42,292)	(2,082)	—	—	(44,401)
Compensation plans: 867,196 net shares issued*	8	10,905	—	—	—	10,913
As of December 31, 2016	819	1,132,540	(94,077)	(93,347)	—	945,935
Minority interest contribution to subsidiary	—	—	—	—	2,143	2,143
Comprehensive income (loss)	—	—	(13,106)	9,795	(1,511)	(4,822)
Repurchase 1,004,451 Class A Common Shares	(10)	(15,627)	(2,248)	—	—	(17,885)
Compensation plans: 661,256 net shares issued *	7	12,107	—	—	—	12,114
Reclassification of disproportionate tax effects from AOCI	—	—	19,370	(19,370)	—	—
As of December 31, 2017	816	1,129,020	(90,061)	(102,922)	632	937,485
Comprehensive income (loss)	—	—	20,381	7,525	(632)	27,274
Cash dividend: declared and paid - $0.20 per share	—	—	(16,395)	—	—	(16,395)
Repurchase 1,813,249 Class A Common Shares	(18)	(32,151)	(154)	—	—	(32,323)
Compensation plans: 851,011 net shares issued *	9	10,115	—	—	—	10,124
As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$—	$926,165
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,796 in 2018, $4,576 in 2017 and $2,681 in 2016.
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
We derive approximately 69% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Other Products and Services — We derive revenue from sponsorships and community events through our Local Media segment. Our National Media segment offers subscription services for access to premium content to its customers. Our Triton business earns revenue from monthly fees charged to audio publishers for converting their content into digital audio streams and inserting digital advertising into those audio streams and providing statistical measurement information about their listening audience. Our podcast business acts as a sales and marketing representative and earns commission for its work.
Refer to Note 15. Segment Information for further information, including revenue by significant product and service offering.
Revenue Recognition — Revenue is measured based on the consideration we expect to be entitled to in exchange for promised goods or services provided to customers, and excludes any amounts collected on behalf of third parties. Revenue is recognized upon transfer of control of promised products or services to customers.
Advertising — Advertising revenue is recognized, net of agency commissions, over time primarily as ads are aired or impressions are delivered and any contracted audience guarantees are met. We apply the practical expedient to recognize revenue at the amount we have the right to invoice, which corresponds directly to the value a customer has received relative to our performance. For advertising sold based on audience guarantees, audience deficiency may result in an obligation to deliver additional advertisements to the customer. To the extent that we do not satisfy contracted audience ratings, we record deferred revenue until such time that the audience guarantee has been satisfied.
Retransmission — Retransmission revenues are considered licenses of functional intellectual property and are recognized at the point in time the content is transferred to the customer. MVPDs report their subscriber numbers to us generally on a 30- to 90-day lag. Prior to receiving the MVPD reporting, we record revenue based on estimates of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.
Other — Revenues generated by our Triton business are recognized on a ratable basis over the contract term as the monthly service is provided to the customer.
Refer to Note 2. Recently Adopted and Issued Accounting Standards for further information on the adoption of the new revenue recognition standard.

Transaction Price Allocated to Remaining Performance Obligations — As of December 31, 2018, we had an aggregate transaction price of $68.9 million allocated to unsatisfied performance obligations related to contracts within our Triton business. We expect to recognize revenue on 92% of these remaining performance obligations over the next 24 months and the remainder thereafter.

We did not disclose the value of unsatisfied performance obligations on any other contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage-based royalty exception was applied, or (iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2016	$1,517
Charged to costs and expenses	1,601
Amounts charged off, net	(1,628)
Balance as of December 31, 2016	1,490
Charged to costs and expenses	1,407
Amounts charged off, net	(948)
Balance as of December 31, 2017	1,949
Charged to costs and expenses	3,767
Amounts charged off, net	(1,345)
Balance as of December 31, 2018	$4,371

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $11.5 million at December 31, 2018 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $7.4 million at December 31, 2017.
Assets Recognized from the Costs to Obtain a Contract with a Customer— We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments are capitalized and amortized to expense over the term of the distribution contract. Capitalized costs to obtain a contract with a customer totaled $9.7 million at December 31, 2018 and $8.0 million at December 31, 2017 and are included within miscellaneous assets on our Consolidated Balance Sheets. Amortization of these costs totaled $1.0 million in 2018.
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
We regularly review our investments to determine if there has been any other-than-temporary decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which cost exceeds fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near-term prospects of the investee. We reduce the cost basis when a decline in fair value below cost is determined to be other than temporary, with the resulting adjustment charged against earnings.
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
Program licenses principally consist of television series and films. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. We record licensed program assets and liabilities when the license period has commenced and the programs are available for broadcast. We do not discount program licenses for imputed interest. We amortize program licenses based upon expected cash flows over the term of the license agreement or on a straight-line basis. We classify the portion of the unamortized balance expected to be amortized within one year as a current asset.

The costs of programming produced by us or for us by independent production companies is charged to expense over estimated useful lives based upon expected future cash flows. Internal costs, including employee compensation and benefits, to produce daily or live broadcast shows, such as news, sports or daily magazine shows, are expensed as incurred and are not classified in our Consolidated Statements of Operations as program costs, but are classified based on the type of cost incurred.

Progress payments on programs not yet available for broadcast are recorded as deposits within programming assets.

We review the net realizable value of program assets for impairment using a day-part methodology if the programming is for our local broadcast stations, whereby programs broadcast during a particular time period, such as prime time, are evaluated on an aggregate basis. Programming for our over-the-air broadcast network is reviewed for impairment using the individual network methodology.
For our program assets available for broadcast, estimated amortization for each of the next five years is $39.7 million in 2019, $30.6 million in 2020, $21.9 million in 2021, $8.7 million in 2022, $1.6 million in 2023 and $0.6 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs.
Program rights liabilities payable within the next twelve months are included as current liabilities and noncurrent program rights liabilities are included in other noncurrent liabilities.
FCC Repack — In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.
We record an FCC repack receivable for the amount of reimbursable costs due from the FCC, which totaled $19.2 million at December 31, 2018. The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $20.6 million at December 31, 2018.
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

We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our Local Media group, Katz, Stitcher, Triton and Newsy.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $9.8 million at December 31, 2018 and 2017. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement with Journal Media Group ("Journal"), Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our Consolidated Balance Sheets with an offsetting receivable of $1.7 million, which will be paid by Journal.
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
Compensation costs are recognized on a straight-line basis over the requisite service period of the award. The impact of forfeitures is recognized as they occur. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement of the employee.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$56,077	$(12,022)	$59,922
Loss attributable to noncontrolling interest	632	1,511	—
Less income allocated to RSUs	(908)	—	(817)
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$55,801	$(10,511)	$59,105
Denominator
Basic weighted-average shares outstanding	81,369	82,052	83,339
Effect of dilutive securities:
Stock options and restricted stock units	558	—	300
Diluted weighted-average shares outstanding	81,927	82,052	83,639
Anti-dilutive securities(1)	—	1,220	—

(1)	Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the year ended December 31, 2017, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In August 2016, the Financial Accounting Standards Board ("FASB") issued new guidance related to classification of certain cash receipts and payments in the statement of cash flows. This new guidance was issued with the objective of reducing diversity in practice around eight specific types of cash flows. The new guidance was effective for us January 1, 2018 and did not have an impact on our Consolidated Statements of Cash Flows.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial instruments. This guidance primarily affects the accounting for equity method investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The new standard was effective for us on January 1, 2018 and did not have an impact on our consolidated financial statements.

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

We adopted this standard on January 1, 2018, using the full retrospective method. Regarding our advertising contracts, which comprised 69% of 2018 operating revenues, the contracts are short-term in nature with transaction price consideration agreed upon in advance. Revenue on broadcast advertising spots continues to be recognized when commercials are aired. Online advertising revenue earned through the display of digital advertisements across various digital platforms typically takes the form of an impression-based contract, fixed fee time-based contract or transaction-based contract. Revenue continues to be recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for impression and transaction-based contracts. Retransmission revenue, which comprised 25% of 2018 operating revenues, is recognized under the licensing of intellectual property guidance in the standard, which did not result in a change to our previous revenue recognition.

The only identified impacts of the standard were to record certain revenue transactions on a gross basis that were previously recorded on a net basis and to no longer recognize barter revenue and expense related to syndicated programming.

Adoption of this standard on January 1, 2018 using the full retrospective method required us to adjust certain previously reported results. The following tables present the impact of adoption of the standard on our Consolidated Statements of Operations:

	Year Ended December 31, 2017
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$564,708	$(829)	$563,879
Retransmission and carriage	259,712	—	259,712
Other	40,414	12,967	53,381
Total operating revenues	864,834	12,138	876,972
Costs and Expenses:
Employee compensation and benefits	367,735	—	367,735
Programming	216,467	12,138	228,605
Other expenses	185,869	—	185,869
Restructuring costs	4,422	—	4,422
Total costs and expenses	$774,493	$12,138	$786,631

	Year Ended December 31, 2016
(in thousands)	As Previously Reported	Adjustments for Adoption of New Revenue Standard	As Adjusted

Operating Revenues:
Advertising	$609,612	$(864)	$608,748
Retransmission and carriage	220,723	—	220,723
Other	38,485	6,495	44,980
Total operating revenues	868,820	5,631	874,451
Costs and Expenses:
Employee compensation and benefits	343,570	—	343,570
Programming	166,986	5,631	172,617
Other expenses	173,797	—	173,797
Acquisition and related integration costs	578	—	578
Total costs and expenses	$684,931	$5,631	$690,562

Adoption of the new revenue recognition standard had no impact on our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows or Consolidated Statements of Equity.

In March 2017, the FASB issued new guidance on the presentation of net periodic benefit cost in the statement of operations. It requires entities to disaggregate the current service cost component from the other components of net benefit cost. The service cost is presented with other current compensation costs in the statement of operations, while the other components are presented outside of operating income. We elected to retrospectively adopt this guidance as of January 1, 2017. We do not have any service cost associated with our net periodic benefit cost, as such, the impact of adopting this new guidance was to reclassify our defined benefit pension plan expense out of operating costs and expenses and to classify it as a non-operating expense below operating income.

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

Recently Issued Accounting Standards — In August 2018, the FASB issued new guidance to address a customer's accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, as well as the timing of adoption.

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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements, as well as the timing of adoption.

In February 2016, the FASB issued new guidance on the accounting for leases. Under this guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In July 2018, the FASB approved amendments to create an optional transition method. The amendments provide an option to implement the new leasing standard through a cumulative-effect adjustment in the period of adoption without having to restate the comparative periods presented. We will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. We are finalizing procedures to validate the completeness of arrangements that qualify as a lease and currently anticipate the implementation of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $50 million as of January 1, 2019.

3. Acquisitions

Triton

On November 30, 2018, we acquired Triton Digital Canada, Inc. ("Triton") for total cash consideration of $160 million. Assets acquired in the transaction included approximately $10.5 million of cash. The transaction was funded with cash on hand at time of closing. Triton is a leading global digital audio infrastructure and audience measurement services company. Triton’s infrastructure and ad-serving solutions deliver live and on-demand audio streams and insert advertisements into those streams. Triton’s data and measurement service is recognized as the currency by which publishers sell digital audio advertising.

From the acquisition date of November 30, 2018 through December 31, 2018, revenues from the Triton operations were $3.3 million.

The following table summarizes the preliminary fair values of the Triton assets acquired and liabilities assumed at the closing date.

(in thousands)

Cash	$10,515
Accounts receivable	8,650
Other current assets	679
Property and equipment	705
Goodwill	83,876
Other intangible assets	75,000
Accounts payable	(1,881)
Accrued expenses	(2,964)
Other current liabilities	(19)
Deferred tax liability	(14,577)
Total purchase price	$159,984

Of the $75 million allocated to intangible assets, $39 million was assigned to various developed technologies for audience measurement, content delivery and advertising with lives ranging from 8-12 years, $31 million was assigned to customer relationships with a life of 12 years and $5 million was assigned to trade names with a life of 10 years.

The goodwill of $84 million arises from being able to capitalize on the growth of the streaming audio industry and further improve our position in the global digital audio marketplace. The goodwill is allocated to our National Media segment. The transaction is accounted for as a stock acquisition which applies carryover tax basis to the assets and liabilities acquired. The goodwill is not deductible for income tax purposes.

Katz

On October 2, 2017 we acquired the Katz networks for $292 million, which is net of a 5.33% non-controlling interest we owned prior to the acquisition date. Katz owns and operates four national television networks — Bounce, Grit, Escape and Laff. The acquisition was funded through the issuance of a new term loan B. Katz is included as part of our National Media segment.

The following table summarizes the final fair values of the Katz assets acquired and liabilities assumed at the closing date.

(in thousands)

Cash	$21,372
Accounts receivable	44,306
Current portion of programming	36,218
Intangible assets	32,300
Goodwill	203,760
Programming (less current portion)	52,908
Other assets	11,356
Accounts payable and accrued liabilities	(29,339)
Current portion of programming liabilities	(32,877)
Programming liabilities	(37,692)
Net purchase price	$302,312

The acquisition date fair value of goodwill was revised in 2018. Goodwill was decreased by $5.8 million. Adjustments to increase the fair value of property and equipment by $9.9 million were partially offset by adjustments to decrease the fair value of program assets by $4.1 million. Additionally, these changes to the acquired value of assets in 2018 resulted in an increase to previously reported depreciation expense of $0.3 million and a decrease to previously reported programming costs of $0.3 million.

Of the $32 million allocated to intangible assets, $8 million was assigned to trade names with a life of 10 years and $24 million was assigned to advertiser relationships with a life of 5 years.

The goodwill of $204 million arises from being able to enter into the market for established over-the-air networks. The goodwill was allocated to our National Media segment. We treated the transaction as an asset acquisition for income tax purposes with a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Prior to the acquisition of Katz, we owned a 5.33% noncontrolling interest of the company. Upon obtaining a controlling interest in Katz, we recorded a $5.4 million gain from the fair value remeasurement of our 5.33% interest. This gain is included in Miscellaneous, net in our Consolidated Statements of Operations.

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

The final fair values of the assets acquired were $9.6 million of intangible assets and $29.4 million of goodwill. Of the $9.6 million allocated to intangible assets, $7.6 million was for trade names with an estimated amortization period of 20 years. The remaining balance of $2.0 million was allocated to content library with an estimated amortization period of 3 years.

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

Pro forma results of operations

Pro forma results of operations are presented in the following table. For 2017 and 2016, the results assume that the Katz acquisition had taken place at the beginning of 2016. The pro forma results do not include Triton, Cracked or Stitcher as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and Katz, as well as adjustments for additional depreciation and amortization of the assets acquired and additional interest expense related to the financing of the transaction. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2017	2016

Operating revenues	$986,373	$998,916
Income (loss) from continuing operations	(12,477)	55,506
Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company
Basic	$(0.13)	$0.66
Diluted	(0.13)	0.65

Pending Acquisitions

On August 20, 2018, we entered into a definitive agreement to acquire television stations owned by Raycom Media — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million. These stations were being divested as part of Gray Television's acquisition of Raycom Media. The purchase was subject to regulatory approvals and customary closing conditions and closed effective as of January 1, 2019. This transaction was funded with cash on hand at time of closing.

On October 27, 2018, we entered into a definitive agreement with Cordillera Communications, LLC to acquire 15 television stations, serving 10 markets, for $521 million in cash. The transaction has been cleared by the U.S. Department of Justice and is expected to close early in the second quarter of 2019, pending FCC consent. We have obtained underwriting for financing the acquisition with incremental term loan B borrowings.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2018 - Costs associated with our previously announced restructuring totaled $8.9 million.

Acquisition and related integration costs of $4.1 million reflect professional service costs incurred to integrate Triton and the former Raycom stations, as well as costs incurred for the pending Cordillera acquisition.

In the fourth quarter of 2018, we incurred a non-cash impairment charge of $8.9 million related to our original programming show, Pickler & Ben, which will not be renewed for a third season.

2017 — In the second quarter, we sold our newspaper syndication business, resulting in a gain of $3.0 million.

Restructuring includes $3.5 million of severance associated with a change in senior management and employees, as well as outside consulting fees associated with changes in our management and operating structure.

Reductions to the earn out provision associated with the acquisition of Midroll Media resulted in increases to other income of $3.2 million.

In the third quarter of 2017, we recorded a $29.4 million non-cash charge to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets related to Cracked. For more information around the impairment of goodwill and intangible assets, see Note 9.

We recognized a $5.4 million gain on our investment in Katz when we completed the acquisition in the fourth quarter.

2016 — Acquisition and related integration costs of $0.6 million include costs for spinning off our newspaper operations and costs associated with acquisitions, such as legal and accounting fees, as well as costs to integrate acquired operations.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, other separate state income tax returns for certain of our subsidiary companies, and applicable foreign returns.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Current:
Federal	$(719)	$215	$904
State and local	1,119	(963)	(1,628)
Foreign	1	—	—
Total current income tax provision (benefit)	401	(748)	(724)
Deferred:
Federal	16,513	(16,602)	31,029
State and local	1,188	(2,704)	2,961
Foreign	(4)	—	—
Total deferred income tax provision (benefit)	17,697	(19,306)	33,990
Provision (benefit) for income taxes	$18,098	$(20,054)	$33,266

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2018	2017	2016

Statutory rate	21.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.0	2.2	3.0
Excess tax benefits from stock-based compensation	0.9	7.1	(1.8)
Nondeductible expenses	1.5	(4.6)	1.4
Reserve for uncertain tax positions	(0.2)	3.6	(0.8)
U.S. federal statutory rate change	—	13.2	—
Other	(1.8)	6.0	(1.1)
Effective income tax rate	24.4%	62.5%	35.7%

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2018	2017

Temporary differences:
Property and equipment	$(14,545)	$(14,493)
Goodwill and other intangible assets	(81,721)	(52,532)
Investments, primarily gains and losses not yet recognized for tax purposes	3,067	2,792
Accrued expenses not deductible until paid	8,792	7,136
Deferred compensation and retiree benefits not deductible until paid	56,902	61,070
Other temporary differences, net	3,416	3,267
Total temporary differences	(24,089)	7,240
Federal and state net operating loss carryforwards	12,800	15,455
Valuation allowance for state deferred tax assets	(5,101)	(2,619)
Net deferred tax asset (liability)	$(16,390)	$20,076
Total federal operating loss carryforwards were $1 million and state operating loss carryforwards were $255 million at December 31, 2018. Our state tax loss carryforwards expire through 2038. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Deferred tax assets related to our state jurisdictions totaled $9 million at December 31, 2018. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

The Company has not provided for income taxes, including withholding tax, US state taxes, or tax on foreign exchange rate changes, associated with the undistributed earnings of our non-US subsidiaries because we plan to indefinitely reinvest the unremitted earnings in these entities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates.

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

The SEC provided guidance in SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts. In accordance with that guidance, the income tax effects recorded in 2017 were provisional, including those related to our revaluation of federal deferred tax assets and liabilities. The accounting for the income tax effects could have been adjusted during 2018 as a result of continuing analysis of the Tax Act; additional implementation guidance from the Internal Revenue Service (IRS), state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation. We had no material adjustments to our accounting for the Tax Act during 2018.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Gross unrecognized tax benefits at beginning of year	$1,088	$2,665	$5,011
Increases in tax positions for prior years	130	16	22
Decreases in tax positions for prior years	(33)	(390)	(1,684)
Increases in tax positions for current years	182	—	336
Decreases in tax positions for current years	—	(54)	—
Decreases from lapse in statute of limitations	(255)	(1,149)	(1,020)
Gross unrecognized tax benefits at end of year	$1,112	$1,088	$2,665
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million at December 31, 2018. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2018 and 2017, we had accrued interest related to unrecognized tax benefits of less than $0.1 million.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2018, we are no longer subject to federal income tax examinations for years prior to 2015. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2014.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.1 million.

6. Restricted Cash

At December 31, 2018 and 2017, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account serves as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash is to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit.
7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2018	2017

Investments held at cost	$4,114	$4,603
Equity method investments	3,048	3,096
Total investments	$7,162	$7,699
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2018 and 2017.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2018	2017

Land and improvements	$47,054	$47,405
Buildings and improvements	149,159	139,685
Equipment	346,850	308,873
Computer software	17,492	14,658
Total	560,555	510,621
Accumulated depreciation	322,628	300,626
Net property and equipment	$237,927	$209,995

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2015	$708,133	$74,568	$782,701
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2015	491,219	53,568	544,787
Cracked acquisition	—	29,403	29,403
Stitcher acquisition	—	1,590	1,590
Balance as of December 31, 2016	$491,219	$84,561	$575,780

Gross balance as of December 31, 2016	$708,133	$105,561	$813,694
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2016	491,219	84,561	575,780
Cracked impairment charge	—	(29,403)	(29,403)
Katz acquisition	—	209,572	209,572
Balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	491,219	264,730	755,949
Katz acquisition adjustments	—	(5,812)	(5,812)
Triton acquisition	—	83,876	83,876
Balance as of December 31, 2018	$491,219	$342,794	$834,013

Gross balance as of December 31, 2018	$708,133	$393,197	$1,101,330
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	$491,219	$342,794	$834,013

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2018	2017

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$248,444	$248,444
Customer lists and advertiser relationships	100,500	69,500
Other	88,393	37,069
Total carrying amount	437,337	355,013
Accumulated amortization:
Television network affiliation relationships	(62,020)	(49,639)
Customer lists and advertiser relationships	(36,380)	(26,345)
Other	(17,199)	(10,269)
Total accumulated amortization	(115,599)	(86,253)
Net amortizable intangible assets	321,738	268,760
Indefinite-lived intangible assets — FCC licenses	157,215	157,215
Total other intangible assets	$478,953	$425,975

In 2018 and 2017, we recognized other intangible assets of $5.8 million and $9.7 million, respectively, related to the acquisition of cable and satellite carriage rights for the launch of our Newsy cable network. These rights are amortized over the life of the respective carriage agreement.
Estimated amortization expense of intangible assets for each of the next five years is $34.3 million in 2019, $33.1 million in 2020, $30.7 million in 2021, $27.6 million in 2022, $22.6 million in 2023 and $173.4 million in later years.
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

The slower development of our original operating model created indications of impairment of goodwill as of September 30, 2017 for Cracked.

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

We concluded that the fair value of Cracked did not exceed its carrying value as of September 30, 2017. Based upon our valuations, we recorded a $29.4 million non-cash impairment charge in 2017 to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2018	2017

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	400,000
Term loan B	296,250	299,250
Unsecured subordinated notes	—	2,656
Total outstanding principal	696,250	701,906
Less: Debt issuance costs	(7,486)	(8,631)
Less: Current portion	(3,000)	(5,656)
Net carrying value of long-term debt	685,764	687,619
Fair value of long-term debt *	$662,844	$703,572
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

Term Loan B

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024. We amended term loan B on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the term loan B at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company's total net leverage, as defined by the amended agreement, is below 2.75. Term loan B requires annual principal payments of $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2018, we were not required to make any additional principal payments for excess cash flow.

Under a previous financing agreement, we had a $400 million term loan B that matured in November 2020. We repaid the term loan B in 2017 with the proceeds of our Senior Notes.

As of December 31, 2018 and 2017, the interest rate was 4.34% and 3.82%, respectively on the term loan B. The weighted-average interest rate was 4.30% and 3.42% in 2018 and 2017, respectively.

Revolving Credit Facility

On April 28, 2017, we amended and restated our $100 million revolving credit facility ("Revolving Credit Facility"), increasing its capacity to $125 million and extending the maturity to April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%.

The Revolving Credit Facility includes the maintenance of a net leverage ratio when we have outstanding borrowings on the facility, as well as other restrictions on payments (dividends and share repurchases). Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 5.5 to 1.0.

We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment.

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

11. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents. The fair values of these financial assets were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017:

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$1,007	$1,007	$—	$—

	December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$69,480	$69,480	$—	$—

12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2018	2017

Employee compensation and benefits	$19,775	$18,520
Deferred FCC repack income	20,620	—
Programming liability	43,825	54,641
Liability for pension benefits	198,444	207,406
Liabilities for uncertain tax positions	811	644
Other	11,067	12,445
Other liabilities (less current portion)	$294,542	$293,656

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Accounts receivable	$(22,130)	$(22,522)	$(20,511)
Other current assets	(6,207)	(6,150)	(3,130)
Accounts payable	965	(7,259)	460
Accrued employee compensation and benefits	9,218	3,175	(1,056)
Other accrued liabilities	(1,525)	12,645	(6,100)
Unearned revenue	2,915	943	(1,353)
Other, net	605	(3,022)	(1,956)
Total	$(16,159)	$(22,190)	$(33,646)

14. Employee Benefit Plans
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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Interest cost	$23,836	$25,966	$27,359
Expected return on plan assets, net of expenses	(22,232)	(17,439)	(18,466)
Amortization of actuarial loss	3,527	4,424	4,406
Settlement losses	11,713	—	—
Total for defined benefit plans	16,844	12,951	13,299
Multi-employer plans	190	253	168
SERPs	2,908	1,161	1,033
Defined contribution plan	8,619	9,183	8,265
Net periodic benefit cost	28,561	23,548	22,765
Allocated to discontinued operations	(543)	(687)	(652)
Net periodic benefit cost - continuing operations	$28,018	$22,861	$22,113

In 2018, we recognized a $1.8 million non-cash settlement charge related to lump-sum distributions from our SERP. Settlement charges are recorded when total lump-sum distributions for a plan's year exceed the total projected service cost and interest cost for that plan year.

In November of 2018, we merged $306 million of pension assets and $419 million of pension obligations from our Scripps Pension Plan ("SPP”) into the Journal Communications, Inc. Plan (“JCI Plan”) that we also sponsor. The SPP retained pension assets and pension obligations totaling $9 million. Following the merger, we terminated the SPP and purchased a single premium group annuity contract from an insurance company in the amount of $53.5 million for the terminating SPP participants and certain participants in the newly merged JCI Plan. Upon issuance of the group annuity contract, the insurance company assumed all investment risk associated with the assets that were delivered as the annuity contract premium and assumed the obligation to make future annuity payments to approximately 600 remaining retirees receiving pension benefits in the SPP and approximately 1,500 remaining retirees receiving pension benefits in the newly merged JCI Plan. There was no change to the pension benefits for any plan participants as a result of these transactions and the purchase of the group annuity contract was funded directly by assets of the SPP and JCI Plan. In the fourth quarter of 2018, we recognized a one-time non-cash settlement charge of $11.7 million in connection with these transactions.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Actuarial gain/(loss)	$(7,765)	$12,205	$(9,379)
Amortization of actuarial loss	3,527	4,424	4,406
Prior service cost	(424)	—	—
Reclassification of actuarial loss related to settlement	11,713	—	—
Total	$7,051	$16,629	$(4,973)

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.3 million in 2018 and $0.2 million in both 2017 and 2016, and settlement losses in 2018 totaled $1.8 million. We recognized an actuarial gain for our SERPs of $1.0 million in 2018 and losses of $2.5 million and $1.6 million in 2017 and 2016, respectively.

Assumptions used in determining the annual retirement plans expense were as follows:

	2018 (1)	2017 (2)	2016 (2)

Discount rate	3.71% - 4.58%	4.26%	4.55%
Long-term rate of return on plan assets	5.10%	4.20%-4.30%	4.50%-4.65%
(1) Range presented for 2018 discount rate represents the rates used for various remeasurement periods during the year as well as differing rates used for Scripps Pension Plan and Journal Communications, Inc. Plan.
(2) Ranges presented for long-term rate of return on plan assets for 2017 and 2016 represent the rates used for Scripps Pension Plan and Journal Communications, Inc. Plan.
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plans		SERPs
	For the years ended December 31,
(in thousands)	2018	2017	2018	2017

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$654,536	$625,535	$23,691	$21,260
Interest cost	23,836	25,966	746	869
Benefits paid	(33,872)	(34,997)	(1,021)	(948)
Actuarial (gains)/losses	(46,800)	38,032	(1,034)	2,510
Plan Amendments	424	—	—	—
Settlements	(53,543)	—	(5,397)	—
Projected benefit obligation at end of year	544,581	654,536	16,985	23,691
Plan assets:
Fair value at beginning of year	464,441	412,459	—	—
Actual return on plan assets	(32,334)	67,676	—	—
Company contributions	17,199	19,303	6,418	948
Benefits paid	(33,872)	(34,997)	(1,021)	(948)
Settlements	(53,543)	—	(5,397)	—
Fair value at end of year	361,891	464,441	—	—
Funded status	$(182,690)	$(190,095)	$(16,985)	$(23,691)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,231)	$(6,380)
Noncurrent liabilities	(182,690)	(190,095)	(15,754)	(17,311)
Total	$(182,690)	$(190,095)	$(16,985)	$(23,691)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$120,191	$127,666	$5,571	$8,667
Prior service cost	424	—	—	—

In 2019, we expect to recognize amortization of accumulated other comprehensive loss into net periodic benefit costs of $2.5 million (including $0.2 million for our SERPs).
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plans		SERPs
	As of December 31,
(in thousands)	2018	2017	2018	2017

Accumulated benefit obligation	$544,581	$654,536	$16,985	$23,691
Projected benefit obligation	544,581	654,536	16,985	23,691
Fair value of plan assets	361,891	464,441	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2018	2017	2016

Weighted average discount rate	4.38%	3.70%	4.26%

In 2019, we expect to contribute $1.2 million to fund SERP benefits and $18.6 million to fund our qualified defined benefit pension plans.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $31.0 million in 2019, $31.7 million in 2020, $32.6 million in 2021, $33.2 million in 2022, $33.9 million in 2023 and a total of $176.6 million for the five years ending 2028.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2019	2018	2017

US equity securities	20%	19%	21%
Non-US equity securities	30%	28%	29%
Fixed-income securities	45%	46%	44%
Other	5%	7%	6%
Total	100%	100%	100%
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
Under our asset allocation strategy, approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following table presents our plan assets as of December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017

Equity securities
Common/collective trust funds	$168,547	$234,061
Fixed income
Common/collective trust funds	166,079	204,453
Real estate fund	24,798	23,102
Cash equivalents	2,467	2,825
Fair value of plan assets	$361,891	$464,441

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

Real estate fund pertains to an investment in a real estate fund which invests in limited partnerships, limited liability corporations, real estate investment trusts, other funds and insurance company group annuity contracts. The valuations for these holdings are based on property appraisals using cash flow analysis and market transactions. The fund provides for quarterly redemptions with 110 days written notice.

15. Segment Information
We determine our business segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of fifteen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, two independent stations and four Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.

Our National Media segment includes our collection of national brands. Our national media brands include Katz, Stitcher and its advertising network Midroll Media (Midroll), Newsy, Triton and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Segment operating revenues:
Local Media	$917,480	$778,376	$835,290
National Media	286,170	93,141	34,424
Other	4,775	5,455	4,737
Total operating revenues	$1,208,425	$876,972	$874,451
Segment profit (loss):
Local Media	$251,119	$156,890	$243,298
National Media	13,920	(9,260)	(10,156)
Other	(3,680)	(2,361)	(2,513)
Shared services and corporate	(53,123)	(50,506)	(46,162)
Acquisition and related integration costs	(4,124)	—	(578)
Restructuring costs	(8,911)	(4,422)	—
Depreciation and amortization of intangible assets	(63,987)	(56,343)	(55,204)
Impairment of goodwill and intangible assets	—	(35,732)	—
Gains (losses), net on disposal of property and equipment	(1,255)	(169)	(480)
Interest expense	(36,184)	(26,697)	(18,039)
Defined benefit pension plan expense	(19,752)	(14,112)	(14,332)
Miscellaneous, net	152	10,636	(2,646)
Income (loss) from continuing operations before income taxes	$74,175	$(32,076)	$93,188
Depreciation:
Local Media	$30,467	$31,870	$30,184
National Media	2,592	88	164
Other	150	208	263
Shared services and corporate	1,432	1,883	1,863
Total depreciation	$34,641	$34,049	$32,474
Amortization of intangible assets:
Local Media	$14,821	$15,084	$16,958
National Media	13,172	5,856	4,419
Shared services and corporate	1,353	1,354	1,353
Total amortization of intangible assets	$29,346	$22,294	$22,730

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Operating revenues:
Core advertising	$696,449	$555,228	$507,987
Political	139,600	8,651	100,761
Retransmission and carriage	304,402	259,712	220,723
Other	67,974	53,381	44,980
Total operating revenues	$1,208,425	$876,972	$874,451

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Additions to property and equipment:
Local Media	$37,773	$16,946	$21,064
National Media	15,164	792	54
Other	—	—	124
Shared services and corporate	723	367	1,283
Total additions to property and equipment	$53,660	$18,105	$22,525

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2018	2017	2016

Assets:
Local Media	$1,261,526	$1,273,735	$1,280,885
National Media	737,987	528,479	117,725
Other	865	2,128	7,146
Shared services and corporate	129,683	189,202	184,109
Total assets of continuing operations	2,130,061	1,993,544	1,589,865
Discontinued operations	—	136,004	146,041
Total assets	$2,130,061	$2,129,548	$1,735,906

16. Commitments and Contingencies

Minimum payments on noncancelable leases at December 31, 2018 were: $11.2 million in 2019, $9.2 million in 2020, $6.5 million in 2021, $6.4 million in 2022, $11.4 million in 2023 and $15.3 million in later years. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $15.5 million in 2018, $13.1 million in 2017 and $11.1 million in 2016.

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2018 were: $399.9 million in 2019, $400.5 million in 2020, $385.9 million in 2021, $182.3 million in 2022, $33.6 million in 2023, and $13.7 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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
As part of the share repurchase plan, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company's common stock. Under the ASR agreement, the Company paid $25 million to JP Morgan and received an initial delivery of 1.3 million shares in the third quarter of 2018, which represents 80% of the total shares the Company expects to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital or retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.
Excluding the shares repurchased under the ASR agreement, during 2018 we repurchased $7.3 million of shares at prices ranging from $13.29 to $17.86 per share. During 2017 and 2016, we repurchased $17.9 million of shares at prices ranging from $14.05 to $23.01 per share and $44.4 million of shares at prices ranging from $12.84 to $19.51 per share, respectively. As of December 31, 2018, we have $50.3 million outstanding under the current authorization.
Incentive Plans — We have adopted The E.W. Scripps Company 2010 Long-Term Incentive Plan (the “Plan”) which terminates on February 15, 2020. The Plan permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2018, approximately 3.0 million shares were available for future stock compensation awards.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2015	996,879	$7.45	$ 6-9
Exercised	(509,965)	8.07	8-9
Outstanding at December 31, 2016	486,914	6.81	6-9
Exercised	(235,407)	6.20	6-8
Outstanding at December 31, 2017	251,507	7.38	6-9
Exercised	(251,507)	7.38	6-9
Outstanding at December 31, 2018	—	—	—

The following table summarizes additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Cash received upon exercise	$1,857	$1,461	$4,641
Intrinsic value (market value on date of exercise less exercise price)	1,266	3,919	4,888
Tax benefits realized	315	1,497	1,877

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2015	910,041	$18.22	$ 10-24
Awarded	996,839	15.76	13-18
Vested	(444,267)	17.78	13-19
Forfeited	(37,436)	16.82	12-24
Unvested at December 31, 2016	1,425,177	17.05	12-24
Awarded	653,522	22.51	17-24
Vested	(581,920)	20.78	14-24
Forfeited	(308,856)	17.20	14-24
Unvested at December 31, 2017	1,187,923	19.99	14-24
Awarded	816,771	13.28	11-17
Vested	(771,904)	14.16	11-18
Forfeited	(57,348)	16.68	13-23
Unvested at December 31, 2018	1,175,442	15.86	11-24
The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Fair value of RSUs vested	$10,930	$12,090	$7,898
Tax benefits realized on vesting	1,758	4,630	3,033

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Total share-based compensation	$11,008	$12,960	$8,093
Included in discontinued operations	(227)	(465)	(270)
Included in continuing operations	$10,781	$12,495	$7,823
Share-based compensation, net of tax	$8,100	$7,717	$4,835
As of December 31, 2018, $10.1 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.5 years.

18. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2016	$(93,676)	$329	$(93,347)
Other comprehensive income (loss) before reclassifications, net of tax of $2,814 and ($136)	6,880	(355)	6,525
Amounts reclassified from AOCI, net of tax of $1,338	3,270	—	3,270
Net current-period other comprehensive income (loss)	10,150	(355)	9,795
Reclassification of disproportionate tax effects from AOCI	(19,429)	59	(19,370)
As of December 31, 2017	(102,955)	33	(102,922)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,803) and ($22)	(5,351)	(65)	(5,416)
Amounts reclassified from AOCI, net of tax of $4,360	12,941	—	12,941
Net current-period other comprehensive income (loss)	7,590	(65)	7,525
As of December 31, 2018	$(95,365)	$(32)	$(95,397)

Amounts reclassified to net earnings for defined benefit pension items relate to the amortization of actuarial gains (losses) and settlement charges. These amounts are included within the defined benefit pension plan expense caption on our Consolidated Statements of Operations. See Note 14. Employee Benefit Plans for additional information.

19. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2018	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$254,191	$283,395	$302,726	$368,113	$1,208,425
Costs and expenses	(238,682)	(245,610)	(247,304)	(281,628)	(1,013,224)
Depreciation and amortization of intangible assets	(15,420)	(15,382)	(15,598)	(17,587)	(63,987)
Gains (losses), net on disposal of property and equipment	(717)	66	501	(1,105)	(1,255)
Interest expense	(8,759)	(9,279)	(9,003)	(9,143)	(36,184)
Defined benefit pension plan expense	(1,388)	(1,389)	(3,529)	(13,446)	(19,752)
Miscellaneous, net	167	(156)	(546)	687	152
Income (loss) from continuing operations before income taxes	(10,608)	11,645	27,247	45,891	74,175
Provision (benefit) for income taxes	(2,031)	2,983	7,208	9,938	18,098
Income (loss) from continuing operations, net of tax	(8,577)	8,662	20,039	35,953	56,077
Income (loss) from discontinued operations, net of tax	(18,504)	(2,942)	(908)	(13,974)	(36,328)
Net income (loss)	(27,081)	5,720	19,131	21,979	19,749
Loss attributable to noncontrolling interest	(632)	—	—	—	(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,449)	$5,720	$19,131	$21,979	$20,381
Net income (loss) from continuing operations per basic share of common stock	$(0.10)	$0.10	$0.24	$0.44	$0.69
Net income (loss) from discontinued operations per basic share of common stock	$(0.23)	$(0.04)	$(0.01)	$(0.17)	$(0.44)
Net income (loss) from continuing operations per diluted share of common stock	$(0.10)	$0.10	$0.24	$0.44	$0.68
Net income (loss) from discontinued operations per diluted share of common stock	$(0.23)	$(0.04)	$(0.01)	$(0.17)	$(0.44)
Weighted average shares outstanding:
Basic	81,554	81,824	81,452	80,669	81,369
Diluted	81,554	81,852	82,084	81,348	81,927
Cash dividends per share of common stock	$0.05	$0.05	$0.05	$0.05	$0.20
The sum of the quarterly net income (loss) per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

2017	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$198,475	$216,242	$200,509	$261,746	$876,972
Costs and expenses	(184,414)	(184,095)	(189,184)	(228,938)	(786,631)
Depreciation and amortization of intangible assets	(13,861)	(13,781)	(13,775)	(14,926)	(56,343)
Impairment of goodwill and intangible assets	—	—	(35,732)	—	(35,732)
Gains (losses), net on disposal of property and equipment	(47)	(15)	(114)	7	(169)
Interest expense	(4,195)	(8,248)	(5,720)	(8,534)	(26,697)
Defined benefit pension plan expense	(3,467)	(3,467)	(3,551)	(3,627)	(14,112)
Miscellaneous, net	(879)	5,103	1,187	5,225	10,636
Income (loss) from continuing operations before income taxes	(8,388)	11,739	(46,380)	10,953	(32,076)
Provision (benefit) for income taxes	(5,655)	4,884	(18,776)	(507)	(20,054)
Income (loss) from continuing operations, net of tax	(2,733)	6,855	(27,604)	11,460	(12,022)
Income (loss) from discontinued operations, net of tax	794	1,690	920	(5,999)	(2,595)
Net income (loss)	$(1,939)	$8,545	$(26,684)	$5,461	$(14,617)
Loss attributable to noncontrolling interest	—	—	—	(1,511)	(1,511)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(1,939)	$8,545	$(26,684)	$6,972	$(13,106)
Net income (loss) from continuing operations per basic share of common stock	$(0.03)	$0.08	$(0.34)	$0.16	$(0.13)
Net income (loss) from discontinued operations per basic share of common stock	$0.01	$0.02	$0.01	$(0.07)	$(0.03)
Net income (loss) from continuing operations per diluted share of common stock	$(0.03)	$0.08	$(0.34)	$0.16	$(0.13)
Net income (loss) from discontinued operations per diluted share of common stock	$0.01	$0.02	$0.01	$(0.07)	$(0.03)
Weighted average shares outstanding:
Basic	82,079	82,302	82,039	81,792	82,052
Diluted	82,079	82,465	82,039	81,792	82,052
Cash dividends per share of common stock	$—	$—	$—	$—	$—

In the third quarter of 2017, we recorded a $29.4 million non-cash impairment charge to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets related to Cracked. For more information around the impairment of goodwill and intangible assets, see Note 9.
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
In the fourth quarter of 2017, we began the process to divest our radio business. Our radio business consisted of 34 radio stations in eight markets. During the second and third quarters of 2018, we entered into definitive agreements to sell our radio stations. We closed on the sale of our Tulsa radio stations on October 1, 2018, closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018 and closed on the sales of our Boise and Tucson radio stations on December 12, 2018. We have reported its results as discontinued operations for all periods presented.

Operating results of our radio operations included in discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016

Operating revenues	$49,243	$68,630	$73,069
Total costs and expenses	(42,694)	(57,061)	(56,852)
Depreciation and amortization of intangible assets	—	(2,910)	(3,377)
Impairment of goodwill and intangible assets	(25,900)	(8,000)	—
Other, net	(179)	(258)	(63)
Income (loss) from operations of discontinued operations	(19,530)	401	12,777
Pretax loss on disposal of discontinued operations	(18,558)	—	—
Income (loss) from discontinued operations before income taxes	(38,088)	401	12,777
Income tax benefit (provision)	1,760	(2,996)	(5,464)
Income (loss) from discontinued operations, net of tax	$(36,328)	$(2,595)	$7,313

Results of discontinued operations in 2018 and 2017 included $25.9 million and $8.0 million, respectively, of non-cash impairment charges to write-down the goodwill of our radio business to fair value. The income tax provision for discontinued operations was impacted by non-deductible charges of $30.9 million in 2018 and $8.0 million in 2017.

We also entered into separate Local Marketing Agreements (“LMA”) with the acquirer of the Tulsa radio stations and the acquirer of the Wichita, Springfield, Omaha, and Knoxville radio stations. Under the terms of these agreements, the acquiring entities paid us a monthly LMA fee and also reimbursed us for certain station expenses, as defined in the agreements, in exchange for the right to program and sell advertising from the stations' inventory of broadcast time. The LMA with the acquirer of the Tulsa radio stations was effective from July 30, 2018 until the closing of the transaction. The other LMA was effective from September 1, 2018 until closing of the transactions. Discontinued operating revenues included LMA fees totaling $2.5 million for the year ended December 31, 2018.
The following table presents a summary of the radio assets held for sale included in our Consolidated Balance Sheet as of December 31, 2017:

(in thousands)

Assets:
Total current assets	$12,891
Property and equipment	35,470
Goodwill and intangible assets	87,462
Other assets	181
Total assets included in the disposal group	136,004
Liabilities:
Total current liabilities	3,248
Deferred income taxes	16,288
Other liabilities	—
Total liabilities included in the disposal group	19,536
Net assets included in the disposal group	$116,468