Form 10-Q
period 2019-03-31
E.W. SCRIPPS Co
filed 2019-05-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SSP	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2019, there were 68,853,457 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2019

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2019.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At March 31, 2019, $49.7 million remained under the authorization.

The following table provides information about Company purchases of Class A Common shares during the quarter ended March 31, 2019, and the remaining amount that may still be purchased under the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs

1/1/2019 — 1/31/2019	33,377	$17.50	33,377	$49,698,563
2/1/2019 — 2/28/2019 (1)	147,164	16.70	147,164	$49,698,563
3/1/2019 — 3/31/2019	—	—	—	$49,698,563
Total	180,541	$16.85	180,541

(1) As part of the share repurchase program, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan in August 2018. Pursuant to the terms of the ASR agreement, the Company paid $25 million to repurchase common stock and received an initial delivery of 1,349,528 shares during third quarter of 2018, representing an estimate of 80% of the total shares expected to be delivered from the ASR agreement. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2019.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
The following table presents information on matters submitted to a vote of security holders at our May 6, 2019 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Lauren Rich Fine	50,156,936	—	1,000,324
Wonya Y. Lucas	50,863,070	—	294,190
Kim Williams	48,557,009	—	2,600,251
Directors elected by holders of Common Voting Shares:
Charles L. Barmonde	11,665,389	—	—
Richard A. Boehne	11,665,389	—	—
Kelly P. Conlin	11,665,389	—	—
John W. Hayden	11,665,389	—	—
Anne M. La Dow	11,665,389	—	—
Roger L. Ogden	11,665,389	—	—
R. Michael Scagliotti	11,665,389	—	—
Adam P. Symson	11,665,389	—	—
2. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,665,389	—	—
3. Approve amendment to The E.W. Scripps Company 2010 Long-Term Incentive Plan	11,665,389	—	—

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 10, 2019	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2019	As of December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$14,402	$107,114
Accounts receivable (less allowances— $4,815 and $4,371)	277,528	281,330
Programming	51,120	34,432
FCC repack receivable	23,762	19,242
Miscellaneous	30,687	28,899
Total current assets	397,499	471,017
Investments	7,276	7,162
Property and equipment	254,935	237,927
Operating lease right-of-use assets	43,608	—
Goodwill	852,362	834,013
Other intangible assets	495,440	478,953
Programming (less current portion)	95,947	75,333
Deferred income taxes	9,857	9,141
Miscellaneous	16,992	16,515
Total Assets	$2,173,916	$2,130,061

Liabilities and Equity
Current liabilities:
Accounts payable	$32,230	$26,919
Unearned revenue	8,120	11,459
Current portion of long-term debt	3,000	3,000
Accrued liabilities:
Employee compensation and benefits	22,529	44,929
Programming liability	60,043	40,301
Miscellaneous	42,913	46,112
Other current liabilities	29,081	25,339
Total current liabilities	197,916	198,059
Long-term debt (less current portion)	685,317	685,764
Deferred income taxes	22,061	25,531
Operating lease liabilities	37,294	—
Other liabilities (less current portion)	313,955	294,542
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 68,853,457 and 68,736,867 shares	689	688
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	808	807
Additional paid-in capital	1,108,585	1,106,984
Accumulated deficit	(97,083)	(86,229)
Accumulated other comprehensive loss, net of income taxes	(94,937)	(95,397)
Total equity	917,373	926,165
Total Liabilities and Equity	$2,173,916	$2,130,061
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018

Operating Revenues:
Advertising	$174,241	$169,137
Retransmission and carriage	87,283	71,060
Other	30,639	13,994
Total operating revenues	292,163	254,191
Costs and Expenses:
Employee compensation and benefits	110,203	98,489
Programming	97,995	83,363
Other expenses	61,442	53,023
Acquisition and related integration costs	3,480	—
Restructuring costs	938	3,807
Total costs and expenses	274,058	238,682
Depreciation, Amortization, and (Gains) Losses:
Depreciation	8,975	8,099
Amortization of intangible assets	8,817	7,321
(Gains) losses, net on disposal of property and equipment	173	717
Net depreciation, amortization, and (gains) losses	17,965	16,137
Operating income (loss)	140	(628)
Interest expense	(8,916)	(8,759)
Defined benefit pension plan expense	(1,572)	(1,388)
Miscellaneous, net	(800)	167
Loss from continuing operations before income taxes	(11,148)	(10,608)
Benefit for income taxes	(4,334)	(2,031)
Loss from continuing operations, net of tax	(6,814)	(8,577)
Loss from discontinued operations, net of tax	—	(18,504)
Net loss	(6,814)	(27,081)
Loss attributable to noncontrolling interest	—	(632)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(6,814)	$(26,449)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(0.08)	$(0.10)
Loss from discontinued operations	—	(0.23)
Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.08)	$(0.33)

Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Loss from continuing operations	$(0.08)	$(0.10)
Loss from discontinued operations	—	(0.23)
Loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.08)	$(0.33)
See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Net loss	$(6,814)	$(27,081)
Changes in defined benefit pension plans, net of tax of $155 and $248	460	740
Total comprehensive income (loss)	(6,354)	(26,341)
Less comprehensive net income (loss) attributable to noncontrolling interest	—	(632)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(6,354)	$(25,709)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Net loss	$(6,814)	$(27,081)
Loss from discontinued operations, net of tax	—	(18,504)
Loss from continuing operations, net of tax	(6,814)	(8,577)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	17,792	15,420
(Gain)/loss on sale of property and equipment	173	717
Programming assets and liabilities	(1,133)	(4,947)
Deferred income taxes	(4,341)	(2,209)
Stock and deferred compensation plans	7,352	4,658
Pension expense, net of contributions	(408)	(1,581)
Other changes in certain working capital accounts, net	(25,776)	(2,258)
Miscellaneous, net	(37)	101
Net cash (used in) provided by operating activities from continuing operations	(13,192)	1,324
Net cash provided by operating activities from discontinued operations	—	3,691
Net operating activities	(13,192)	5,015
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(55,199)	—
Acquisition of intangible assets	(404)	—
Additions to property and equipment	(13,440)	(11,362)
Purchase of investments	(115)	(117)
Proceeds from FCC repack	1,520	—
Miscellaneous, net	1	192
Net cash used in investing activities from continuing operations	(67,637)	(11,287)
Net cash used in investing activities from discontinued operations	—	(320)
Net investing activities	(67,637)	(11,607)
Cash Flows from Financing Activities:
Proceeds from long-term debt	30,000	—
Payments on long-term debt	(30,750)	(750)
Dividends paid	(4,040)	(4,125)
Repurchase of Class A Common shares	(584)	(4,409)
Proceeds from exercise of stock options	—	234
Tax payments related to shares withheld for RSU vesting	(3,649)	(1,868)
Miscellaneous, net	(2,862)	(804)
Net cash used in financing activities from continuing operations	(11,885)	(11,722)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	2	—
Decrease in cash, cash equivalents and restricted cash	(92,712)	(18,314)
Cash, cash equivalents and restricted cash:
Beginning of year	107,114	148,699
End of period	$14,402	$130,385

Supplemental Cash Flow Disclosures
Interest paid	$3,356	$3,016
Income taxes paid	$50	$178
Non-cash investing information
Capital expenditures included in accounts payable	$1,465	$158
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(26,449)	740	(632)	(26,341)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,125)	—	—	(4,125)
Repurchase of 285,201 Class A Common shares	(3)	(4,406)	—	—	—	(4,409)
Compensation plans: 340,774 net shares issued *	4	2,074	—	—	—	2,078
As of March 31, 2018	$817	$1,126,688	$(120,635)	$(102,182)	$—	$904,688

As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$—	$926,165
Comprehensive income (loss)	—	—	(6,814)	460	—	(6,354)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,040)	—	—	(4,040)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	—	(584)
Compensation plans: 297,131 net shares issued *	3	2,183	—	—	—	2,186
As of March 31, 2019	$808	$1,108,585	$(97,083)	$(94,937)	$—	$917,373
* Net of tax payments related to shares withheld for vested RSUs of $3,649 in 2019 and $1,868 in 2018.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2018 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year. Additionally, certain amounts in prior periods have been reclassified to conform to the current period's presentation.
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
Refer to Note 13. Segment Information for further information, including revenue by significant product and service offering.
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

Transaction Price Allocated to Remaining Performance Obligations — As of March 31, 2019, we had an aggregate transaction price of $60.2 million allocated to unsatisfied performance obligations related to contracts within our Triton business. We expect to recognize revenue on 91% of these remaining performance obligations over the next 24 months and the remainder thereafter.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts totaled $4.8 million at March 31, 2019 and $4.4 million at December 31, 2018.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $8.1 million at March 31, 2019 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $11.5 million at December 31, 2018. We recorded $2.7 million of revenue in the three months ended March 31, 2019 that was included in unearned revenue at December 31, 2018.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable for most of our leases, we use our incremental borrowing rate when determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. The operating lease ROU asset also includes any payments made at or before commencement and is reduced by any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2018 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $5.8 million and $3.4 million for the first quarter of 2019 and 2018, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2019	2018

Numerator (for basic and diluted earnings per share)
Loss from continuing operations, net of tax	$(6,814)	$(8,577)
Loss attributable to noncontrolling interest	—	632
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(6,814)	$(7,945)
Denominator
Basic weighted-average shares outstanding	80,673	81,554
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Diluted weighted-average shares outstanding	80,673	81,554

Anti-dilutive securities (1)	1,404	1,677

(1)	Amount outstanding at balance sheet date, before application of the treasury stock method and not weighted for period outstanding.
For the three month periods ended March 31, 2019 and 2018, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive, and accordingly the diluted EPS calculation for the period excludes those common share equivalents.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for leases. Under this guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases at the commencement date. In July 2018, the FASB approved amendments to create an optional transition method. The amendments provided an option to implement the new leasing standard through a cumulative-effect adjustment to opening retained earnings in the period of adoption without having to restate the comparative periods presented. We adopted the standard on January 1, 2019 using this optional transition method that does not restate the comparative prior periods.

The new guidance provides a number of optional practical expedients in transition. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. We have utilized the practical expedient to not separate lease and non-lease components. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Implementation of the standard resulted in the recognition of $46.6 million of right-of-use assets and $50.3 million of lease liabilities, which included the impact of prepaid and deferred rent and lease incentives, on our condensed consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and adoption of the standard had no impact on our condensed consolidated statements of operations.

Recently Issued Accounting Standards — In March 2019, the FASB issued new guidance to align the accounting for the costs of producing films and episodic television series in response to changes in production and distribution models in the media and entertainment industry. The new guidance amends the capitalization, amortization, impairment, presentation and disclosure requirements for entities that produce and own content, and also aligns the impairment guidance for licensed content to the owned content fair value model. This guidance applies to broadcasters and entities that produce and distribute films and episodic television series through both traditional mediums and digital mediums. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements, as well as the timing of adoption.

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

3. Acquisitions

Raycom

Effective January 1, 2019, we acquired television stations owned by Raycom Media — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were being divested as part of Gray Television's acquisition of Raycom Media.

From the acquisition date of January 1, 2019 through March 31, 2019, revenues from the Raycom stations were $5.6 million.

The following table summarizes the preliminary fair values of the television assets acquired and liabilities assumed at the closing date.

(in thousands)

Property and equipment	$11,721
Operating lease right-of-use assets	296
Goodwill	18,349
Other intangible assets	24,900
Operating lease liabilities	(296)
Net purchase price	$54,970

Of the $24.9 million allocated to intangible assets, $6.8 million was for FCC licenses which we determined to have an indefinite life and therefore are not amortized. The remaining balance of $18.1 million was allocated to television network affiliation relationships and advertiser relationships with estimated amortization periods of 5-20 years.

The goodwill of $18.3 million arising from the transaction consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transaction as an asset acquisition for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Triton

On November 30, 2018, we acquired Triton Digital Canada, Inc. ("Triton") for total cash consideration of $160 million. Assets acquired in the transaction included approximately $10.5 million of cash. The transaction was funded with cash on hand at time of closing. Triton is a leading global digital audio infrastructure and audience measurement services company. Triton's infrastructure and ad-serving solutions deliver live and on-demand audio streams and insert advertisements into those streams. Triton's data and measurement service is recognized as the currency by which publishers sell digital audio advertising.

The following table summarizes the preliminary fair values of the Triton assets acquired and liabilities assumed at the closing date.

(in thousands)

Cash	$10,515
Accounts receivable	8,879
Other current assets	679
Property and equipment	705
Goodwill	83,876
Other intangible assets	75,000
Accounts payable	(1,881)
Accrued expenses	(2,964)
Other current liabilities	(19)
Deferred tax liability	(14,577)
Net purchase price	$160,213

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

Pro forma results of operations

Individually or in the aggregate, the impact of the Raycom and Triton acquisitions is not material to prior year results of operations and therefore no pro forma information has been provided.

Pending Acquisitions

On October 27, 2018, we entered into a definitive agreement with Cordillera Communications, LLC to acquire 15 television stations, serving 10 markets, for $521 million in cash. The purchase was subject to regulatory approvals and customary closing conditions and closed on May 1, 2019. We financed the acquisition with a $765 million term loan B, of which $240 million of the proceeds were segregated for financing a portion of the transaction with Nexstar Media Group, Inc. ("Nexstar"). The term loan B matures in 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. The term loan B also requires annual principal payments of $7.7 million.

On March 20, 2019, we entered into a definitive agreement with Nexstar to acquire eight broadcast television stations from the Nexstar transaction with Tribune Media Company ("Tribune") for consideration of $580 million. The purchase price and other related costs associated with the transaction are expected to be financed from the incremental term loan B proceeds and unsecured debt. Additionally, the capacity for our revolving credit facility will be increased to $210 million upon closing. The transaction, pending regulatory and other approvals, is expected to close at the same time as the Nexstar-Tribune merger.

4. Asset Write-Downs and Other Charges and Credits

Loss from continuing operations includes the following:

2019 - Acquisition and related integration costs of $3.5 million in the first quarter of 2019 reflect professional service costs incurred to integrate Triton and the Raycom and Cordillera stations, as well as costs incurred for the pending Nexstar acquisition.

2018 - First quarter of 2018 operating results include $3.8 million of severance and outside consulting fees associated with our previously announced restructuring.

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

The effective income tax rate for the three months ended March 31, 2019 and 2018 was 39% and 19%, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.6 million benefit and $0.7 million expense in 2019 and 2018, respectively).

Deferred tax assets totaled $9.9 million at March 31, 2019, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At December 31, 2018, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash was to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit. At March 31, 2019, no deposits were held in a restricted cash account as we provided a letter of credit in lieu of the cash deposit.

7. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended March 31, 2019 totaled $3.4 million, including short-term lease costs of $0.1 million.
Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2019

Balance Sheet Information
Right-of-use assets	$43,608
Other current liabilities	10,262
Operating lease liabilities	37,294
Weighted Average Remaining Lease Term
Operating leases	7 years
Weighted Average Discount Rate
Operating leases	6.5%

(in thousands)	Three Months Ended March 31, 2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$3,471
Right-of-use assets obtained in exchange for lease obligations	—

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

(in thousands)	Operating Leases

Remainder of 2019	$12,897
2020	9,514
2021	7,076
2022	6,623
2023	6,690
Thereafter	16,428
Total future minimum lease payments	59,228
Less: Imputed interest	(11,672)
Total	$47,556

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(in thousands)	Operating Leases

2019	$11,197
2020	9,195
2021	6,545
2022	6,352
2023	11,412
Thereafter	15,311
Total future minimum lease payments	$60,012

(1)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2018	$708,133	$393,197	$1,101,330
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	$491,219	$342,794	$834,013

Gross balance as of March 31, 2019	$726,482	$393,197	$1,119,679
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of March 31, 2019	$509,568	$342,794	$852,362

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$265,844	$248,444
Customer lists and advertiser relationships	101,200	100,500
Other	88,797	88,393
Total carrying amount	455,841	437,337
Accumulated amortization:
Television network affiliation relationships	(65,333)	(62,020)
Customer lists and advertiser relationships	(39,216)	(36,380)
Other	(19,867)	(17,199)
Total accumulated amortization	(124,416)	(115,599)
Net amortizable intangible assets	331,425	321,738
Indefinite-lived intangible assets — FCC licenses	164,015	157,215
Total other intangible assets	$495,440	$478,953

Estimated amortization expense of intangible assets for each of the next five years is $26.7 million for the remainder of 2019, $34.3 million in 2020, $31.8 million in 2021, $28.6 million in 2022, $23.6 million in 2023, $23.0 million in 2024 and $163.4 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018

Variable rate credit facility	$—	$—
Senior unsecured notes	400,000	400,000
Term loan B	295,500	296,250
Total outstanding principal	695,500	696,250
Less: Debt issuance costs	(7,183)	(7,486)
Less: Current portion	(3,000)	(3,000)
Net carrying value of long-term debt	$685,317	$685,764
Fair value of long-term debt *	$669,387	$662,844
* Fair value of the Senior Notes is estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair value of the term loan B is based on observable estimates provided by third party financial professionals, and as such, is classified within Level 2 of the fair value hierarchy.

Senior Unsecured Notes

Our $400 million senior unsecured notes ("the Senior Notes") bear interest at a rate of 5.125% per annum and mature on May 15, 2025. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2020, we may redeem the Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the Senior Notes may require us to repurchase some or all of the notes. The Senior Notes are also guaranteed by us and the majority of our subsidiaries. The Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the Senior Notes, which are being amortized over the life of the Senior Notes.

Term Loan B

Our $300 million term loan B matures in October 2024. We amended the term loan B on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on term loan B at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. Term loan B requires annual principal payments of $3 million.

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of March 31, 2019, we were not required to make any additional principal payments for excess cash flow.

As of March 31, 2019 and December 31, 2018, the interest rate on the term loan B was 4.50% and 4.34%, respectively. The weighted-average interest rate on the term loan B was 4.50% for the three months ended March 31, 2019.

Revolving Credit Facility

We have a $150 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%.

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

As of March 31, 2019 and December 31, 2018 we had outstanding letters of credit totaling $6.0 million and $0.1 million, respectively.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018

Employee compensation and benefits	$21,616	$19,775
Deferred FCC repack income	26,601	20,620
Programming liability	57,040	43,825
Liability for pension benefits	197,380	198,444
Liabilities for uncertain tax positions	816	811
Other	10,502	11,067
Other liabilities (less current portion)	$313,955	$294,542

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2019	2018

Accounts receivable	$4,031	$9,166
Other current assets	(4,812)	(3,508)
Accounts payable	4,539	4,251
Accrued employee compensation and benefits	(22,399)	(13,516)
Other accrued liabilities	335	1,412
Unearned revenue	(3,339)	(169)
Other, net	(4,131)	106
Total	$(25,776)	$(2,258)

12. Employee Benefit Plans

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

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018

Interest cost	$5,800	$5,925
Expected return on plan assets, net of expenses	(5,058)	(5,732)
Amortization of actuarial loss and prior service cost	572	921
Total for defined benefit pension plans	1,314	1,114
Multi-employer plans	41	47
SERPs	258	274
Defined contribution plan	2,995	2,793
Net periodic benefit cost	4,608	4,228
Allocated to discontinued operations	—	(203)
Net periodic benefit cost — continuing operations	$4,608	$4,025

We contributed $0.3 million to fund current benefit payments for our SERPs and $1.7 million for our defined benefit pension plans during the three months ended March 31, 2019. During the remainder of 2019, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments and an additional $16.9 million to fund our qualified defined benefit pension plans.

13. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis that our chief operating decision maker makes resource allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of seventeen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, two independent stations and four Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.

Our National Media segment includes our collection of national brands. Our national brands include Katz, Stitcher and its advertising network Midroll Media (Midroll), Newsy, Triton and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Segment operating revenues:
Local Media	$203,387	$192,059
National Media	87,317	60,721
Other	1,459	1,411
Total operating revenues	$292,163	$254,191
Segment profit (loss):
Local Media	$34,173	$31,619
National Media	4,941	2,035
Other	(433)	(251)
Shared services and corporate	(16,158)	(14,087)
Acquisition and related integration costs	(3,480)	—
Restructuring costs	(938)	(3,807)
Depreciation and amortization of intangible assets	(17,792)	(15,420)
Gains (losses), net on disposal of property and equipment	(173)	(717)
Interest expense	(8,916)	(8,759)
Defined benefit pension plan expense	(1,572)	(1,388)
Miscellaneous, net	(800)	167
Loss from continuing operations before income taxes	$(11,148)	$(10,608)
Depreciation:
Local Media	$7,591	$7,556
National Media	1,004	96
Other	38	38
Shared services and corporate	342	409
Total depreciation	$8,975	$8,099
Amortization of intangible assets:
Local Media	$3,958	$3,705
National Media	4,521	3,278
Shared services and corporate	338	338
Total amortization of intangible assets	$8,817	$7,321
Additions to property and equipment:
Local Media	$9,480	$9,500
National Media	4,290	1,674
Other	31	—
Shared services and corporate	411	60
Total additions to property and equipment	$14,212	$11,234

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Operating revenues:
Core advertising	$173,361	$166,553
Political	880	2,584
Retransmission and carriage	87,283	71,060
Other	30,639	13,994
Total operating revenues	$292,163	$254,191

14. Capital Stock
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
As part of the share repurchase plan, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company’s common stock. Under the ASR agreement, the Company paid $25 million to JP Morgan and received an initial delivery of 1.3 million shares in the third quarter of 2018, which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital or retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.
During the three months ended March 31, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. During the three months ended March 31, 2018, we repurchased $4.4 million of shares at prices ranging from $13.29 to $16.86 per share. At March 31, 2019, $49.7 million remained under this authorization.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $155(a)	460	—	460
Net current-period other comprehensive income (loss)	460	—	460
Ending balance, March 31, 2019	$(94,905)	$(32)	$(94,937)

	Three Months Ended March 31, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $248(a)	740	—	740
Net current-period other comprehensive income (loss)	740	—	740
Ending balance, March 31, 2018	$(102,215)	$33	$(102,182)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the condensed consolidated statements of operations

16. Noncontrolling Interest

A noncontrolling owner holds a 30% interest in our venture to develop, produce and air our lifestyle daytime talk show.

17. Assets Held for Sale and Discontinued Operations
Radio Divestiture
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
Operating results of our discontinued radio operations were as follows:

(in thousands)	Three months ended March 31, 2018

Operating revenues	$13,299
Total costs and expenses	(11,516)
Impairment of goodwill and intangible assets	(20,000)
Other, net	(148)
Loss from discontinued operations before income taxes	(18,365)
Provision (benefit) for income taxes	139
Net loss from discontinued operations	$(18,504)
During the first quarter of 2018, we recorded $20 million of non-cash impairment charges to write-down the goodwill of our radio business to fair value.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups. Following the closing of the Cordillera Communications, LLC acquisition in May 2019 and the anticipated closing of the Nexstar Media Group, Inc. acquisition later in 2019, we will have 60 television stations in 42 markets, reaching 30 percent of U.S. television households. We have affiliations with all of the “Big Four” television networks. In our National Media division, we operate national media brands including podcast industry-leader Stitcher and its advertising network Midroll Media, next-generation national news network Newsy; four national broadcast networks, Katz networks; and the global leader in digital audio technology and measurement services, Triton. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

We continue to pursue a television station acquisition strategy that allows us to assemble the best-performing portfolio possible. Effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. On May 1, 2019, we acquired from Cordillera Communications, Inc. 15 television stations serving 10 markets. Additionally, during the first quarter of 2019, we entered into a definitive agreement to acquire eight television stations in seven markets from the Nexstar Media Group, Inc. transaction with Tribune Media. Completion of the acquisition is subject to regulatory approvals and customary closing conditions and is expected to close in conjunction with the Nexstar-Tribune merger. These acquisitions allow us to move into new markets that enhance our portfolio and will diversify our network affiliate mix.

We are committed to the continued investment in our national media businesses for long-term growth. We continue to increase our Newsy audience, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content. On May 8, 2019, Court TV launched as a fifth over-the-air network operated by Katz, available for cable, satellite and over-the-air and over-the-top carriage. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials.

Additionally, we deliver value to shareholders through our quarterly dividend. Shareholders of record as of March 15, 2019 received a 5 cents per share dividend that was paid on March 25, 2019. This is the fifth cash dividend since reinstatement of a quarterly dividend in February 2018. For the first quarter of 2019, we paid $4.0 million in dividends. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends will be declared at the discretion of the Board and will depend on several factors including our results of operations, financial position, cash flow and other factors that the Board of Directors may deem relevant.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2019	Change	2018

Operating revenues	$292,163	14.9%	$254,191
Employee compensation and benefits	(110,203)	11.9%	(98,489)
Programming	(97,995)	17.6%	(83,363)
Other expenses	(61,442)	15.9%	(53,023)
Acquisition and related integration costs	(3,480)		—
Restructuring costs	(938)		(3,807)
Depreciation and amortization of intangible assets	(17,792)		(15,420)
Gains (losses), net on disposal of property and equipment	(173)		(717)
Operating income (loss)	140		(628)
Interest expense	(8,916)		(8,759)
Defined benefit pension plan expense	(1,572)		(1,388)
Miscellaneous, net	(800)		167
Loss from continuing operations before income taxes	(11,148)		(10,608)
(Provision) benefit for income taxes	4,334		2,031
Loss from continuing operations, net of tax	(6,814)		(8,577)
Loss from discontinued operations, net of tax	—		(18,504)
Net loss	(6,814)		(27,081)
Loss attributable to noncontrolling interest	—		(632)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(6,814)		$(26,449)

ABC-affiliated stations in Waco, Texas and Tallahassee, Florida were acquired effective January 1, 2019 and Triton was acquired on November 30, 2018, which are referred to as the "acquired operations" in the discussion that follows. The inclusion of operating results from these businesses for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $38.0 million or 15% for the first three months of 2019 compared to prior year. Excluding the acquired operations, operating revenues increased 8.6%. Higher retransmission revenues in our Local Media group and overall growth within our other National Media businesses contributed to the remainder of the year-over-year revenue increase.

Employee compensation and benefits increased $11.7 million or 12% for the first three months of 2019 compared to prior year. Excluding the acquired operations, employee compensation and benefits increased 5.9%, primarily driven by the expansion of our National Media group.

Programming expense increased $14.6 million or 18% for the first three months of 2019 compared to prior year. Excluding the acquired operations, programming expense increased nearly 16%, due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media businesses, Katz and Stitcher.

Other expenses increased $8.4 million or 16% for the first three months of 2019 compared to prior year. Excluding the acquired operations, other expenses increased 9.4%, primarily driven by increases in marketing and promotion costs for our national brands, mainly Newsy and Stitcher.

Acquisition and related integration costs of $3.5 million in the first quarter of 2019 reflect professional service costs incurred to integrate Triton and the Raycom and Cordillera stations, as well as costs incurred for the pending Nexstar acquisition.

Restructuring costs of $0.9 million in the first quarter of 2019 reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $15.4 million in 2018 to $17.8 million in 2019 due to the Triton and Raycom acquisitions.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $400 million aggregate principal amount senior unsecured notes ("the Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. We also have a $300 million aggregate principal amount term loan B outstanding that matures in October 2024 and bears interest at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company's total net leverage, as defined by the amended agreement, is below 2.75. The weighted average interest rate on the term loan B was 4.50% and 3.92% for the three months ended March 31, 2019 and 2018, respectively.

The effective income tax rate was 39% and 19% for the three months ended March 31, 2019 and 2018, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation. Our tax provisions include a $0.6 million benefit in 2019 and $0.7 million expense in 2018 from the exercise and vesting of share-based compensation awards.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2019	Change	2018

Segment operating revenues:
Local Media	$203,387	5.9%	$192,059
National Media	87,317	43.8%	60,721
Other	1,459	3.4%	1,411
Total operating revenues	$292,163	14.9%	$254,191
Segment profit (loss):
Local Media	$34,173	8.1%	$31,619
National Media	4,941		2,035
Other	(433)	72.5%	(251)
Shared services and corporate	(16,158)	14.7%	(14,087)
Acquisition and related integration costs	(3,480)		—
Restructuring costs	(938)		(3,807)
Depreciation and amortization of intangible assets	(17,792)		(15,420)
Gains (losses), net on disposal of property and equipment	(173)		(717)
Interest expense	(8,916)		(8,759)
Defined benefit pension plan expense	(1,572)		(1,388)
Miscellaneous, net	(800)		167
Loss from continuing operations before income taxes	$(11,148)		$(10,608)

Local Media — Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of seventeen ABC affiliates, five NBC affiliates, two FOX affiliates and two CBS affiliates. We also have two MyTV affiliates, one CW affiliate, two independent stations and four Azteca America Spanish-language affiliates. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2019	Change	2018

Segment operating revenues:
Core advertising	$113,404	(2.2)%	$116,010
Political	880		2,584
Retransmission	85,377	20.6%	70,791
Other	3,726	39.3%	2,674
Total operating revenues	203,387	5.9%	192,059
Segment costs and expenses:
Employee compensation and benefits	74,911	1.0%	74,182
Programming	60,717	14.2%	53,145
Other expenses	33,586	1.4%	33,113
Total costs and expenses	169,214	5.5%	160,440
Segment profit	$34,173	8.1%	$31,619

ABC-affiliated stations in Waco, Texas and Tallahassee, Florida were acquired effective January 1, 2019, which are referred to as the "acquired stations" in the discussion that follows. The inclusion of operating results from these stations for the periods subsequent to the acquisition impacts the comparability of our Local Media segment operating results.
Revenues

Total Local Media revenues increased $11.3 million or 5.9% for the first three months of 2019 compared to prior year. Higher retransmission revenues were offset by lower political revenues in a non-election year and lower core revenue, which decreased $2.6 million or 2.2% year-over-year. The 2018 quarter included Winter Olympics and Super Bowl advertising on our five NBC-affiliated stations, whereas the 2019 quarter only included Super Bowl advertising on our two CBS-affiliated stations, which led to incremental revenue in 2018 compared to 2019. Excluding the incremental revenue from the Winter Olympics, Super Bowl and our acquired stations, core was down about 1% year-over-year due to weakness in our automotive category.

Costs and expenses

Employee compensation and benefits were relatively flat for the first quarter of 2019 compared with 2018.

Programming expense increased $7.6 million or 14% for the first three months of 2019 compared to prior year. Excluding the results of the acquired stations, programming expense increased 10%, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Other expenses were relatively flat for the first quarter of 2019 compared with 2018.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including four national broadcast networks, the Katz networks; podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; the global leader in digital audio technology and measurement services, Triton; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.
Operating results for our National Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2019	Change	2018

Segment operating revenues:
Katz	$50,395	18.2%	$42,650
Stitcher	15,104	37.5%	10,985
Newsy	8,378		3,657
Triton	10,462		—
Other	2,978	(13.2)%	3,429
Total operating revenues	87,317	43.8%	60,721
Segment costs and expenses:
Employee compensation and benefits	20,525	61.4%	12,719
Programming	37,418	23.8%	30,218
Other expenses	24,433	55.1%	15,749
Total costs and expenses	82,376	40.4%	58,686
Segment profit (loss)	$4,941		$2,035

Triton was acquired on November 30, 2018 and the inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $26.6 million or 44% for the first three months of 2019 compared to prior year. Triton accounted for $10.5 million of the increase. The remainder of the increase came from growth in the other National Media brands. Katz's revenues increased as a result of growth on all four of its networks. Stitcher's revenues increased due to advertising growth from existing podcasts, as well as the addition of new titles to its portfolio of podcasts. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms, as well as revenues from its expansion into cable.

Costs and expenses

Employee compensation and benefits increased $7.8 million or 61% for the first three months of 2019 compared to prior year. Excluding the impact of Triton, employee compensation and benefits increased 31%, mainly attributable to the hiring of personnel to support the growth of our national brands, as well as higher bonus and commission expenses tied to revenue performance.

Programming expense increased $7.2 million or 24% for the first three months of 2019 compared to prior year. Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all four of the Katz networks and the additional programming costs for our podcast business.

Other expenses increased $8.7 million or 55% for the first three months of 2019 compared to prior year. Excluding the impact of Triton, other expenses increased 41%, attributed to increased marketing, promotion and occupancy costs incurred to support the growth of our national brands.

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

Operating activities

Cash flows from operating activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Loss from continuing operations, net of tax	$(6,814)	$(8,577)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	17,792	15,420
(Gain)/loss on sale of property and equipment	173	717
Programming assets and liabilities	(1,133)	(4,947)
Deferred income taxes	(4,341)	(2,209)
Stock and deferred compensation plans	7,352	4,658
Pension expense, net of contributions	(408)	(1,581)
Other changes in certain working capital accounts, net	(25,776)	(2,258)
Miscellaneous, net	(37)	101
Net cash (used in) provided by operating activities from continuing operations	(13,192)	1,324
Net cash provided by operating activities from discontinued operations	—	3,691
Net operating activities	$(13,192)	$5,015

In 2019, we used $13.2 million in cash for operating activities from continuing operations compared to the $1.3 million of cash provided by operating activities from continuing operations in 2018. A $23.5 million increase in cash used from changes in certain working capital accounts contributed to the decrease in cash from operating activities. This was partially offset by a $3.8 million reduction in cash outlay for programming, a $3.2 million increase in segment profit year-over-year, as well as lower pension contributions and lower cash outlay for restructuring activities year-over-year.

The timing of payments received on accounts receivable and the timing of payments made on current liabilities, as well as higher year-over-year annual incentive payments, were the main factors contributing to the increase in cash used for certain working capital accounts.

Investing activities

Cash flows from investing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(55,199)	$—
Acquisition of intangible assets	(404)	—
Additions to property and equipment	(13,440)	(11,362)
Purchase of investments	(115)	(117)
Proceeds from FCC repack	1,520	—
Miscellaneous, net	1	192
Net cash used in investing activities from continuing operations	(67,637)	(11,287)
Net cash used in investing activities from discontinued operations	—	(320)
Net investing activities	$(67,637)	$(11,607)

In 2019 and 2018, we used $68 million and $11 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from continuing investing activities for the periods presented are described below.

•	In 2019, we acquired television stations owned by Raycom Media — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash.

•
In 2019, capital expenditures increased $2.1 million. Within capital expenditures for 2019 and 2018, there were $6.0 million and $5.8 million, respectively, in costs incurred related to the FCC repacking process.

•	In 2019, we received $1.5 million in proceeds from the FCC repacking process.
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
We expect to spend approximately $55 million through the end of 2020, of which, $26.8 million has been spent to date. We have received total reimbursement proceeds from the FCC of $3.0 million as of March 31, 2019.
Financing activities
Cash flows from financing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash Flows from Financing Activities:
Proceeds from long-term debt	$30,000	$—
Payments on long-term debt	(30,750)	(750)
Dividends paid	(4,040)	(4,125)
Repurchase of Class A Common shares	(584)	(4,409)
Proceeds from exercise of stock options	—	234
Tax payments related to shares withheld for RSU vesting	(3,649)	(1,868)
Miscellaneous, net	(2,862)	(804)
Net cash used in financing activities from continuing operations	$(11,885)	$(11,722)

In 2019 and 2018, we used $11.9 million and $11.7 million in cash for financing activities from continuing operations, respectively. The primary factors impacting our cash flows from financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We repurchased $0.6 million of shares during the first three months of 2019. During the first three months of 2018, we repurchased $4.4 million of shares. At March 31, 2019, $49.7 million remains available for repurchase under our share repurchase program.
As part of the share repurchase program, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan on August 21, 2018 to repurchase $25 million of the Company's common stock. We received an initial delivery of 1,349,528 shares during the third quarter of 2018, which represented 80% of the total shares we expected to receive based on the market price at the time of initial delivery. Upon final settlement of the ASR agreement in February 2019, we received additional deliveries totaling 147,164 shares of the Company's common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.

In the first quarter of 2019 and 2018, we paid dividends of 5 cents per share, totaling $4.0 million and $4.1 million, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends will be declared at the discretion of the Board and will depend on several factors including our results of operations, financial position, cash flow and other factors that the Board of Directors may deem relevant.

We have $400 million of senior unsecured notes ("the Senior Notes"), that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We also have a $300 million term loan B that matures in October 2024. Following an amendment to the term loan on April 4, 2018, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. The term loan requires annual principal payments of $3 million.

We have a revolving credit facility ("Revolving Credit Facility") with a capacity of $150 million that matures in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. There were no outstanding borrowings under the revolving credit agreement at March 31, 2019, and December 31, 2018. The revolving credit agreement includes certain financial covenants which we were in compliance with for all periods presented.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at March 31, 2019, and December 31, 2018.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of March 31, 2019, we were not required to make additional principal payments for excess cash flow.

Our $55 million acquisition of Waco, Texas and Tallahassee, Florida television stations, which closed in the first quarter of 2019, was financed through cash on hand at time of the closing. Our $521 million acquisition of Cordillera Communications, LLC, which closed on May 1, 2019, was financed with a $765 million term loan B, of which $240 million of the proceeds were segregated for financing a portion of our $580 million acquisition of the Nexstar-Tribune stations. The acquisition of the Nexstar-Tribune stations is expected to close later in 2019 with the remainder of the purchase price financed with unsecured debt.

Other
We expect to contribute approximately $17.9 million during the remainder of 2019 to fund our defined benefit pension plans and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
We expect that our cash, cash from operating activities and available borrowing capacity will be sufficient to meet our operating and capital needs over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2018 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2019		As of December 31, 2018
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Variable rate credit facility	$—	$—	$—	$—
Senior unsecured notes	400,000	382,752	400,000	374,000
Term loan B	295,500	286,635	296,250	288,844
Long-term debt, including current portion	$695,500	$669,387	$696,250	$662,844

Financial instruments subject to market value risk:
Investments held at cost	$4,084	(a)	$4,114	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired Triton Digital Canada, Inc. on November 30, 2018 and the Raycom Media television stations KXXV/KRHD and WTXL effective January 1, 2019 and have excluded these businesses from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended March 31, 2019. The acquired operations have total assets of approximately $202 million, or 9% of our total assets as of March 31, 2019 and revenues of $16.1 million, or 5.5% of our total revenues for the three months ended March 31, 2019.