Form 10-Q
period 2019-06-30
E.W. SCRIPPS Co
filed 2019-08-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SSP	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2019, there were 68,940,262 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2019

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

PART II

Item 1. Legal Proceedings

We are involved in litigation and regulatory proceedings arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K, except related to the issuance of our 2027 Senior Notes (see Note 9. Long-Term Debt within the "Notes to Condensed Consolidated Financial Statements"):

Risks Related to the Notes
The notes will be effectively subordinated to our and our guarantors’ indebtedness under our Senior Secured Credit Facilities and any other secured indebtedness to the extent of the value of the property securing that indebtedness.
After the release of the Escrowed Funds on the Release Date, the notes will not be secured by any of our or the guarantors’ assets. As a result, the notes will be effectively subordinated to our and the guarantors’ indebtedness under our Senior Secured Credit Facilities with respect to the assets that secure such indebtedness. The indenture governing the notes will provide, and the indenture governing our existing 2025 Notes and our Senior Secured Credit Facilities provide, that we may incur significant additional secured debt in the future. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of the Company or the guarantors, the proceeds from the sale of assets securing our secured indebtedness would be available to pay obligations on the notes offered only after all indebtedness under our senior secured credit facilities and any other secured debt has been paid in full. As a result, the holders of the notes may receive less, ratably, than the holders of secured debt in the event of our and the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

A court could avoid the notes or our subsidiaries’ guarantees of the notes offered hereby under fraudulent transfer or fraudulent conveyance laws.
Although the guarantees of the notes will provide holders of the notes with a direct claim against the assets of the subsidiary guarantors, the guarantees of the notes are not and will not be secured by the collateral owned by the guarantors. In addition, under the federal bankruptcy laws and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, the notes or a guarantee could under certain circumstances be avoided, or claims with respect to the notes or a guarantee could be subordinated to all other debts of ours or that guarantor. In addition, a bankruptcy court could potentially avoid (i.e., recover) any payments by us or that guarantor pursuant to its guarantee and require those payments to be returned (as applicable) to us or the guarantor or to a fund for our other creditors’ benefit or for the benefit of the other creditors of the guarantor.
Each guarantee of the notes will contain a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective as a legal matter to protect the guarantees from being avoided under fraudulent transfer or fraudulent conveyance law, or may eliminate a guarantor’s obligations or reduce a guarantor’s obligations to an amount that effectively makes the guarantee worthless.
A bankruptcy court might take these actions if it found, among other things, that when we issued the notes or a subsidiary guarantor executed its guarantee (or, in some jurisdictions, when it became obligated to make payments under its guarantee):

•	we or such subsidiary guarantor received less than reasonably equivalent value or fair consideration for the incurrence of the notes or its guarantee; and

•	we or such subsidiary guarantor:

•	was (or was rendered) insolvent by the incurrence of the notes or the guarantee;

•	was engaged or about to engage in a business or transaction for which our or its assets constituted unreasonably small capital to carry on our or its business;

•	intended to incur, or believed that it would incur, obligations beyond our or its ability to pay as those obligations matured; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it and, in either case, after final judgment, the judgment was unsatisfied.
A bankruptcy court could also avoid the notes or a guarantee of the notes if it found that we or such subsidiary guarantor issued its guarantee with actual intent to hinder, delay or defraud creditors.
As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. Based on financial and other information, we believe that the notes and the guarantees will be incurred for proper purposes and in good faith and that we and each subsidiary guarantor are solvent and will continue to be solvent after this offering is completed, will have sufficient capital for carrying on our or its business after this offering is completed and will be able to pay our or its indebtedness as it matures. We cannot assure you, however, that a court reviewing these matters would agree with us. A legal challenge to the notes or a guarantee of the notes on fraudulent conveyance or fraudulent transfer grounds may focus on the benefits, if any, realized by us or the subsidiary guarantors as a result of the issuance of the guarantees. Specifically, a court would likely find that we or any subsidiary guarantor did not receive reasonably equivalent value or fair consideration for the notes or any such guarantee if we or such subsidiary guarantor did not substantially benefit directly or indirectly from the issuance of the notes or the applicable guarantee. Thus, if any such guarantees were legally challenged, it could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantor, the obligations of the applicable subsidiary guarantor were incurred for less than reasonably equivalent value or fair consideration. Therefore, a court could void the obligations under the guarantees, subordinate them to the applicable subsidiary guarantor’s other debt, or take other action detrimental to the holders of the notes.
The measures of insolvency for purposes of these fraudulent transfer or fraudulent conveyance laws will vary depending on the law applied in any proceeding to determine whether a fraudulent transfer or fraudulent conveyance has occurred, such that we cannot be certain as to: the standards a court would use to determine whether or not we or any subsidiary guarantors were solvent at the relevant time, or, regardless of the standard that a court uses, whether it would not determine that we or any subsidiary guarantor was indeed insolvent on that date; whether any payments to the holders of the notes (including under any guarantees) did not constitute preferences, fraudulent transfers or fraudulent conveyances on other grounds; or whether the issuance of the notes and any guarantees would not be avoided or subordinated to our or any subsidiary guarantor’s other debt. Generally, however, we or a subsidiary guarantor would be considered insolvent if:

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
If a court avoided a guarantee of the notes, it could enter a judgment against noteholders ordering them to return any amounts previously paid under such guarantee. If any guarantee of the notes were avoided, noteholders would cease to have a direct claim against the applicable subsidiary guarantor, but they would retain their rights against us and any other subsidiary guarantors, although there is no assurance that our entities’ respective assets would be sufficient to pay the notes in full.
Additionally, under federal bankruptcy or applicable state insolvency law, if bankruptcy or insolvency proceedings were initiated by or against us or any subsidiary guarantor within 90 days (or one year before commencement of a bankruptcy proceeding if the creditor that benefited from the payment is an ‘‘insider’’ under the United States Bankruptcy Code) after any payment by us or a subsidiary guarantor with respect to the notes or any guarantee, all or a portion of such payment could be avoided as a preferential transfer, and the recipient of such payment could be required to return it.
Finally, as a court of equity, the bankruptcy court may otherwise subordinate claims in respect of the notes or any guarantees to other claims against us or any subsidiary guarantors under the principle of equitable subordination, if the court determines that: (i) the holder of the notes engaged in some type of inequitable conduct; (ii) such inequitable conduct resulted in injury to our or such subsidiary guarantor’s other creditors or conferred an unfair advantage upon the holder of the notes; and (iii) equitable subordination is not inconsistent with the provisions of the United States Bankruptcy Code.

The notes will be effectively subordinated to the claims of the creditors of our non-guarantor subsidiaries.
We conduct substantially all of our business through our subsidiaries, substantially all of which following the Release Date will be guarantors of the notes. The indenture governing the notes will, however, permit non- guarantor subsidiaries in certain circumstances. The indenture governing the notes will also permit the incurrence of certain indebtedness by our non-guarantor subsidiaries. Additionally, as of the date of the indenture and prior to the Release Date, there will be no guarantors. See ‘‘Description of Notes-Subsidiary Guarantees’’ and ‘‘Description of Notes-Certain Covenants-Limitation on Incurrence of Indebtedness.’’ Claims of creditors of any non-guarantor subsidiaries, including trade creditors, will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of the Company, including holders of the notes. As of the date of this offering memorandum, our non-guarantor subsidiaries had no indebtedness (excluding intercompany indebtedness).

We may be unable to repurchase the notes upon a change of control.
Upon the occurrence of a change of control, as will be defined in the indenture governing the notes, we will be required to offer to repurchase such notes in cash at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. A change of control will also constitute an event of default under our senior secured credit facilities that will permit the lenders to accelerate the maturity of the borrowings thereunder and may trigger similar rights under other indebtedness we may have then outstanding. In the event of a change of control, we may not have sufficient funds to repurchase all of the notes, and to repay the amounts outstanding under our senior secured credit facilities or other indebtedness.

We cannot be sure that a market for the notes will develop or continue.
We cannot assure you as to:

•	the liquidity of any trading market for the notes;

•	your ability to sell your notes; or

•	the price at which you may be able to sell your notes.
The notes may trade at a discount from their respective initial offering prices, depending upon prevailing interest rates, the market for similar securities and other factors, including general economic conditions, our financial condition, performance and prospects, and prospects for companies in our industry generally. In addition, the liquidity of any trading market in the notes and the market prices quoted for the notes may be adversely affected by changes in the overall market for high-yield securities.
Certain of the initial purchasers have advised us that they presently intend to make a market in the notes as permitted by applicable law. They are not obligated, however, to make a market in the notes and any such market-making may be discontinued at any time at the sole discretion of the initial purchasers. As a result, you cannot be sure that an active trading market will develop or be sustained for any of the notes. The lack of any such trading market may adversely affect the trading prices of the notes.

Key covenants of the indenture governing the notes will be suspended if the notes achieve investment grade ratings.
Most of the restrictive covenants in the indenture governing the notes will not apply during any period in which the notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services. At such time, we may take actions such as incurring additional debt or making certain dividends or distributions that would otherwise be prohibited under the indenture. Such prior actions will be permitted even if we later become subject again to the restrictive covenants. Ratings are given by these rating agencies based upon analyses that include many subjective factors. We cannot assure you that any of the notes will achieve or maintain investment grade ratings, nor can we assure you that investment grade ratings, if granted, will reflect all of the factors that would be important to holders of the notes.

Holders of the notes will not be entitled to registration rights, and we do not currently intend to register any of the notes under applicable securities laws.
There will be restrictions on your ability to transfer or resell the notes without registration under applicable securities laws. The notes are being offered and sold pursuant to an exemption from registration under U.S. and applicable state securities laws, and we do not currently intend to register any of the notes or the respective guarantees offered hereby. The holders of the notes will not be entitled to require us to register any of the notes for resale or otherwise. Because you may transfer or resell the notes in the United States only in a transaction registered under or exempt from the registration requirements of U.S. and applicable state securities laws, you may be required to bear the risk of your investment for an indefinite period of time. By purchasing the notes, you will be deemed to have made certain acknowledgments, representations and agreements to this effect as set forth under ‘‘Notice to Investors.’’

An adverse rating on the notes may cause their trading price to fall.
We are seeking to have the notes rated by securities ratings agencies. It is possible that any initial rating may be lower than expected. Ratings agencies may lower their respective ratings on the notes in the future. If rating agencies assign a lower- than-expected rating or reduce, or indicate that they may reduce, their ratings in the future, the trading price of the notes could significantly decline.

In the event that (1) the Escrow Release Conditions are not satisfied on or prior to the Escrow End Date, (2) prior to the Escrow End Date, the Asset Purchase Agreement is terminated or the Company notifies the Trustee and the Escrow Agent in writing that it is no longer pursuing the Nexstar Divestiture Acquisition, the notes will be subject to a Special Mandatory Redemption, and, as a result, you may not obtain the return you expect on the notes.
The Escrow Issuer will deposit the gross proceeds of this offering in the Escrow Account until the date that the Escrow Release Conditions are satisfied and, pursuant to the Scripps Escrow Guarantee, we will agree to pay the Shortfall Redemption Amount which, when taken together with the Escrowed Funds, will be sufficient to fund the Special Mandatory Redemption of the notes on the third business day following the Escrow End Date, if a Special Mandatory Redemption were to occur on such date. See ‘‘Description of Notes-Escrow of Proceeds; Escrow Conditions.’’ Upon the satisfaction of the Escrow Release Conditions, the net proceeds from this offering will be used as described under ‘‘Use of Proceeds.’’ The Escrow Agent will release the Escrowed Funds to us contemporaneously with the consummation of the Nexstar Divestiture Acquisition, if the Escrow Release Conditions are satisfied. The consummation of the Nexstar Divestiture Acquisition is subject to a number of conditions. If (1) the Escrow Release Conditions are not satisfied on or prior to the Escrow End Date or (2) the Escrow Issuer notifies the Escrow Agent and the Trustee in writing that the Company will not pursue the consummation of the Nexstar Divestiture Acquisition or (3) the Asset Purchase Agreement has been terminated in accordance with its terms, the Escrow Issuer will be required to effect the Special Mandatory Redemption. Upon such redemption, you may not be able to reinvest the proceeds from the redemption in an investment that yields comparable returns. See ‘‘Description of Notes-Escrow of Proceeds; Escrow Conditions.’’
The funds will be released and utilized as described in ‘‘Use of Proceeds’’ upon delivery to the Escrow Agent of an officer’s certificate stating, among other things, that substantially contemporaneously with the release of funds from escrow to us, the Nexstar Divestiture Acquisition shall be consummated. The Escrowed Funds will be released from escrow to consummate the Nexstar Divestiture Acquisition even if a default under the indenture governing the notes, the indenture governing our existing 2025 notes or our senior secured credit facilities shall have occurred and be continuing (or would have occurred had the Company or any of the guarantors (after giving effect to the Nexstar Divestiture Acquisition and the Assumption) been subject to all of the provisions of the indenture as of the date of consummation of this offering).

Until the consummation of the Nexstar Divestiture Acquisition and the Assumption, the Company and the guarantors will not be subject to the covenants in the indenture governing the notes.
Holders of the notes will not have any recourse to the Company (except to the extent of the limited Scripps Escrow Guarantee), or any of the guarantors prior to the consummation of the Nexstar Divestiture Acquisition and the Assumption. Until the consummation of the Nexstar Divestiture Acquisition and the Assumption, the notes will be the obligation of the Escrow Issuer only and will not be an obligation of the Company (except to the extent of the limited Scripps Escrow Guarantee), or guaranteed by the guarantors. See ‘‘Description of Notes-Escrow of Proceeds; Escrow Conditions.’’ As a result, the sole recourse of the holders prior to the consummation of the Nexstar Divestiture Acquisition will be to the assets of the Escrow Issuer, which will effectively be limited to the funds deposited in the Escrow Account, and to the limited Scripps Escrow Guarantee. Prior to the satisfaction of the Escrow Release Conditions and the Assumption, the Company and the guarantors will not be subject to any of the covenants set forth in the indenture governing the notes. Pursuant to the Asset Purchase Agreement, the seller is generally required to operate the businesses of each of the Nexstar Station and the Tribune Stations (collectively, the ‘‘Acquired Nexstar- Tribune Business’’) in the ordinary course of business prior to the consummation of the Nexstar Divestiture Acquisition. We cannot assure you that the seller will operate the Acquired Nexstar-Tribune Business during the interim period in a manner satisfactory to the Company. In addition, holders of the notes will not have any right to require the Escrow Issuer to redeem or repurchase their notes if between the closing of this offering and the consummation of the Nexstar Divestiture Acquisition, we or the seller experience any changes, including any material changes, in our or the Acquired Nexstar-Tribune Business’ business or financial condition, or if the terms of the Asset Purchase Agreement change, including in material respects subject to the Escrow Release Conditions. Your decision to invest in the notes is made at the time of this offering. Changes in our or the Acquired Nexstar-Tribune Business’ business or financial condition, or the terms of the Asset Purchase Agreement, between the closing of this offering and the closing of the Nexstar Divestiture Acquisition will have no effect on your rights as a purchaser of the notes, subject to the Escrow Release Conditions.

If a bankruptcy, insolvency, liquidation, dissolution or reorganization case is commenced, bankruptcy laws may prevent the release of the Escrowed Funds.
If the Escrow Issuer commences a bankruptcy, insolvency, liquidation, dissolution or reorganization case, or one is commenced against the Escrow Issuer, while amounts remain in the Escrow Account described under ‘‘Description of Notes-Escrow of Proceeds; Escrow Conditions,’’ applicable bankruptcy laws may prevent the Escrow Agent from releasing the funds in the Escrow Account or applying those funds to effect a Special Mandatory Redemption of the notes or otherwise applying those funds for the benefit of the holders of the notes. The court adjudicating that case might find that such Escrow Account is the property of the bankruptcy estate.

Although the amounts in the Escrow Account will be pledged as collateral for payment, if required, of the Special Mandatory Redemption Price of the notes, the automatic stay provisions of the federal bankruptcy laws generally prohibit secured creditors from foreclosing upon or disposing of a debtors’ property without bankruptcy court approval and may permit the use of the amounts in the Escrow Amount during the pendency of the bankruptcy case for other purposes. As a result, holders of the notes may not be able to have the funds in the Escrow Account applied at the time or in the manner contemplated by the indenture that will govern the notes and could suffer a loss as a result or at least be delayed in receiving such funds. In addition, recovery from the limited Scripps Escrow Guarantee will be subject to the Company’s ability to perform.

The notes will initially be issued solely by the Escrow Issuer and, prior to the Assumption, holders of the notes will only have recourse to the assets of the Escrow Issuer, which will be limited to the funds deposited in the escrow account, and the limited Scripps Escrow Guarantee.
Holders of the notes will not have any recourse to the Company or any of the guarantors (other than with respect to the limited Scripps Escrow Guarantee) prior to the satisfaction of the Escrow Release Conditions, which include the consummation of the Nexstar Divestiture Acquisition and the Assumption. The notes will be issued solely by the Escrow Issuer. The Escrow Issuer has no direct operations and assets (except for its interest in the Escrow Account). Additionally, upon the closing of this offering, holders of the notes will only have a first-priority lien on the Escrow Account and the Escrowed Funds. As a result, other than with respect to the limited Scripps Escrow Guarantee, the sole recourse of the holders prior to the consummation of the Nexstar Divestiture Acquisition and the Assumption will be to the assets of the Escrow Issuer, which will be limited to the funds deposited in the Escrow Account. Holders of the notes will not have the benefit of guarantees until the Escrow Release Conditions have been satisfied.

Between the time of the issuance of the notes and the consummation of the Nexstar Divestiture Acquisition, the parties to the Asset Purchase Agreement may agree to modify or waive the terms or conditions of such document without consent of the holders of notes.
Prior to the consummation of the Nexstar Divestiture Acquisition, the parties to the Asset Purchase Agreement may agree to amendments or waivers of the terms thereof, including changes to the terms of the Nexstar Divestiture Acquisition or the waiver of conditions to the Nexstar Divestiture Acquisition, including a change in the purchase price or to the structure of the Nexstar Divestiture Acquisition, subject to the Escrow Release Conditions.

We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be or become subject to dividend or other restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2019.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At June 30, 2019, $49.7 million remained under the authorization. No shares were repurchased under this program during the second quarter of 2019.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2019.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On August 5, 2019, we appointed Marcellus Alexander to our Board of Directors. Mr. Alexander is a former executive vice president of television at the National Association of Broadcasters and president of the National Association of Broadcasters Leadership Foundation. With the addition of Mr. Alexander, we have 12 members on our Board of Directors. Roger Ogden has informed the Company he intends to retire when his term expires on the date of the Board's annual meeting of shareholders in 2020. Mr. Ogden has served the Board since 2008. Upon his retirement, the number of directors will return to 11.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101
The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and six months ended June 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

* - Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 9, 2019	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2019	As of December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$56,514	$107,114
Cash restricted for pending acquisition	240,000	—
Accounts receivable (less allowances— $3,191 and $4,371)	323,575	281,330
Programming	49,942	34,432
FCC repack receivable	28,130	19,242
Miscellaneous	22,963	28,899
Total current assets	721,124	471,017
Investments	7,688	7,162
Property and equipment	315,288	237,927
Operating lease right-of-use assets	46,580	—
Goodwill	1,111,247	834,013
Other intangible assets	724,792	478,953
Programming (less current portion)	93,902	75,333
Deferred income taxes	8,557	9,141
Miscellaneous	18,547	16,515
Total Assets	$3,047,725	$2,130,061

Liabilities and Equity
Current liabilities:
Accounts payable	$43,648	$26,919
Unearned revenue	6,522	11,459
Current portion of long-term debt	10,650	3,000
Accrued liabilities:
Employee compensation and benefits	34,266	44,929
Programming liability	61,503	40,301
Miscellaneous	43,762	46,112
Other current liabilities	18,247	25,339
Total current liabilities	218,598	198,059
Long-term debt (less current portion)	1,537,849	685,764
Deferred income taxes	25,185	25,531
Operating lease liabilities	41,234	—
Other liabilities (less current portion)	308,206	294,542
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 68,940,262 and 68,736,867 shares	690	688
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	809	807
Additional paid-in capital	1,111,849	1,106,984
Accumulated deficit	(101,529)	(86,229)
Accumulated other comprehensive loss, net of income taxes	(94,476)	(95,397)
Total equity	916,653	926,165
Total Liabilities and Equity	$3,047,725	$2,130,061
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Operating Revenues:
Advertising	$212,602	$194,176	$386,843	$363,313
Retransmission and carriage	93,325	74,658	180,608	145,718
Other	31,568	14,561	62,207	28,555
Total operating revenues	337,495	283,395	629,658	537,586
Costs and Expenses:
Employee compensation and benefits	115,602	95,071	225,805	193,560
Programming	102,870	84,427	200,865	167,790
Other expenses	72,725	63,782	134,167	116,805
Acquisition and related integration costs	2,788	—	6,268	—
Restructuring costs	957	2,330	1,895	6,137
Total costs and expenses	294,942	245,610	569,000	484,292
Depreciation, Amortization, and (Gains) Losses:
Depreciation	9,995	7,890	18,970	15,989
Amortization of intangible assets	10,242	7,492	19,059	14,813
(Gains) losses, net on disposal of property and equipment	144	(66)	317	651
Net depreciation, amortization, and (gains) losses	20,381	15,316	38,346	31,453
Operating income	22,172	22,469	22,312	21,841
Interest expense	(18,023)	(9,279)	(26,939)	(18,038)
Defined benefit pension plan expense	(1,564)	(1,389)	(3,136)	(2,777)
Miscellaneous, net	369	(156)	(431)	11
Income (loss) from continuing operations before income taxes	2,954	11,645	(8,194)	1,037
Provision (benefit) for income taxes	3,320	2,983	(1,014)	952
Income (loss) from continuing operations, net of tax	(366)	8,662	(7,180)	85
Loss from discontinued operations, net of tax	—	(2,942)	—	(21,446)
Net income (loss)	(366)	5,720	(7,180)	(21,361)
Loss attributable to noncontrolling interest	—	—	—	(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(366)	$5,720	$(7,180)	$(20,729)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.01)	$0.10	$(0.09)	$0.01
Loss from discontinued operations	—	(0.04)	—	(0.26)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.01)	$0.06	$(0.09)	$(0.25)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.01)	$0.10	$(0.09)	$0.01
Loss from discontinued operations	—	(0.04)	—	(0.26)
Income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.01)	$0.06	$(0.09)	$(0.25)
See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$(366)	$5,720	$(7,180)	$(21,361)
Changes in defined benefit pension plans, net of tax of $155, $249, $310, and $497	461	740	921	1,480
Total comprehensive income (loss)	95	6,460	(6,259)	(19,881)
Less comprehensive net income (loss) attributable to noncontrolling interest	—	—	—	(632)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$95	$6,460	$(6,259)	$(19,249)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Net loss	$(7,180)	$(21,361)
Loss from discontinued operations, net of tax	—	(21,446)
Income (loss) from continuing operations, net of tax	(7,180)	85
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	38,029	30,802
(Gain)/loss on sale of property and equipment	317	651
Programming assets and liabilities	(1,543)	(6,237)
Deferred income taxes	(1,022)	2,055
Stock and deferred compensation plans	9,614	8,128
Pension expense, net of contributions	(3,921)	(5,559)
Other changes in certain working capital accounts, net	(27,073)	(10,075)
Miscellaneous, net	1,937	(2,233)
Net cash provided by operating activities from continuing operations	9,158	17,617
Net cash provided by operating activities from discontinued operations	—	4,939
Net operating activities	9,158	22,556
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(608,273)	—
Acquisition of intangible assets	(24,073)	(5,754)
Additions to property and equipment	(29,994)	(25,992)
Purchase of investments	(615)	(79)
Proceeds from FCC repack	1,520	400
Miscellaneous, net	308	2,259
Net cash used in investing activities from continuing operations	(661,127)	(29,166)
Net cash used in investing activities from discontinued operations	—	(685)
Net investing activities	(661,127)	(29,851)
Cash Flows from Financing Activities:
Proceeds from long-term debt	881,175	—
Payments on long-term debt	(3,413)	(1,500)
Deferred financing costs	(20,550)	—
Dividends paid	(8,120)	(8,222)
Repurchase of Class A Common shares	(584)	(4,409)
Proceeds from exercise of stock options	—	1,857
Tax payments related to shares withheld for RSU vesting	(3,700)	(1,900)
Miscellaneous, net	(3,447)	(1,511)
Net cash provided by (used in) financing activities from continuing operations	841,361	(15,685)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	8	—
Increase (decrease) in cash, cash equivalents and restricted cash	189,400	(22,980)
Cash, cash equivalents and restricted cash:
Beginning of year	107,114	148,699
End of period	$296,514	$125,719

Supplemental Cash Flow Disclosures
Interest paid	$24,439	$16,482
Income taxes paid	$11,698	$700
Non-cash investing information
Capital expenditures included in accounts payable	$2,042	$205
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2019 and 2018 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of March 31, 2019	$808	$1,108,585	$(97,083)	$(94,937)	$—	$917,373
Comprehensive income (loss)	—	—	(366)	461	—	95
Cash dividend: declared and paid - $0.05 per share	—	—	(4,080)	—	—	(4,080)
Compensation plans: 86,805 net shares issued *	1	3,264	—	—	—	3,265
As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$—	$916,653
* Net of tax payments related to shares withheld for vested RSUs of $51 for the three months ended June 30, 2019.

As of March 31, 2018	$817	$1,126,688	$(120,635)	$(102,182)	$—	$904,688
Comprehensive income (loss)	—	—	5,720	740	—	6,460
Cash dividend: declared and paid - $0.05 per share	—	—	(4,097)	—	—	(4,097)
Compensation plans: 274,248 net shares issued *	2	4,811	—	—	—	4,813
As of June 30, 2018	$819	$1,131,499	$(119,012)	$(101,442)	$—	$911,864
* Net of tax payments related to shares withheld for vested RSUs of $32 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity
As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$—	$926,165
Comprehensive income (loss)	—	—	(7,180)	921	—	(6,259)
Cash dividend: declared and paid - $0.10 per share	—	—	(8,120)	—	—	(8,120)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	—	(584)
Compensation plans: 383,936 net shares issued *	4	5,447	—	—	—	5,451
As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$—	$916,653

* Net of tax payments related to shares withheld for vested RSUs of $3,700 for the six months ended June 30, 2019.

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(20,729)	1,480	(632)	(19,881)
Cash dividend: declared and paid - $0.10 per share	—	—	(8,222)	—	—	(8,222)
Repurchase of 285,201 Class A Common shares	(3)	(4,406)	—	—	—	(4,409)
Compensation plans: 615,022 net shares issued *	6	6,885	—	—	—	6,891
As of June 30, 2018	$819	$1,131,499	$(119,012)	$(101,442)	$—	$911,864

* Net of tax payments related to shares withheld for vested RSUs of $1,900 for the six months ended June 30, 2018.
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

Transaction Price Allocated to Remaining Performance Obligations — As of June 30, 2019, we had an aggregate transaction price of $90.5 million allocated to unsatisfied performance obligations related to contracts within our Triton business. We expect to recognize revenue on 80% of these remaining performance obligations over the next 24 months and the remainder thereafter.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts totaled $3.2 million at June 30, 2019 and $4.4 million at December 31, 2018.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $6.5 million at June 30, 2019 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $11.5 million at December 31, 2018. We recorded $7.0 million of revenue in the six months ended June 30, 2019 that was included in unearned revenue at December 31, 2018.
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
Share-based compensation costs totaled $2.8 million and $2.9 million for the second quarter of 2019 and 2018, respectively. Year-to-date share-based compensation costs totaled $8.6 million and $6.3 million in 2019 and 2018, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(366)	$8,662	$(7,180)	$85
Loss attributable to noncontrolling interest	—	—	—	632
Less income allocated to RSUs	—	(153)	—	(13)
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(366)	$8,509	$(7,180)	$704
Denominator
Basic weighted-average shares outstanding	80,822	81,824	80,748	81,535
Effect of dilutive securities:
Stock options and restricted stock units	—	28	—	69
Diluted weighted-average shares outstanding	80,822	81,852	80,748	81,604

For the three and six months ended June 30, 2019, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation for the 2019 periods excludes the effect from 1.4 million of outstanding RSUs as of June 30, 2019.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In August 2018, the SEC issued a final rule that amended certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The first interim period this rule was effective for our condensed consolidated financial statements was June 30, 2019. As such, we have provided condensed consolidated statements of equity for the three and six months ended June 30, 2019 and 2018.

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

3. Acquisitions

Television Stations Acquisitions

On May 1, 2019, we acquired 15 television stations in 10 markets from Cordillera Communications, LLC ("Cordillera"), for $521 million in cash, plus a working capital adjustment of $23.9 million. We financed the acquisition with a $765 million term loan B, of which $240 million was segregated into a separate account for financing a portion of the pending transaction with Nexstar Media Group, Inc. ("Nexstar"). Refer to Note 9. Long-Term Debt for further information on the $765 million term loan B.

From the acquisition date of May 1, 2019 through June 30, 2019, revenues from the Cordillera stations were $25.2 million.

Effective January 1, 2019, we acquired television stations owned by Raycom Media ("Raycom") — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were being divested as part of Gray Television's acquisition of Raycom.

From the acquisition date of January 1, 2019 through June 30, 2019, revenues from the Raycom stations were $11.7 million.

The following table summarizes the preliminary fair values of the Raycom and Cordillera assets acquired and liabilities assumed at the closing dates.

(in thousands)	Raycom	Cordillera	Total

Accounts receivable	$—	$26,264	$26,264
Other current assets	—	986	986
Property and equipment	11,721	53,671	65,392
Operating lease right-of-use assets	296	4,667	4,963
Goodwill	18,349	253,735	272,084
Indefinite-lived intangible assets - FCC licenses	6,800	26,500	33,300
Amortizable intangible assets:
Television network affiliation relationships	17,400	168,700	186,100
Advertiser relationships	700	5,900	6,600
Other intangible assets	—	13,000	13,000
Accounts payable	—	(15)	(15)
Accrued expenses	—	(3,835)	(3,835)
Other current liabilities	—	(280)	(280)
Operating lease liabilities	(296)	(4,387)	(4,683)
Net purchase price	$54,970	$544,906	$599,876

Of the value allocated to amortizable intangible assets, television network affiliation relationships have an estimated amortization period of 20 years, advertiser relationships have estimated amortization periods of 5-10 years and the value allocated to a shared services agreement has an estimated amortization period of 20 years.

The goodwill of $272 million arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transactions as asset acquisitions for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Omny Studio

On June 10, 2019, we completed the acquisition of Omny Studio ("Omny") for a cash purchase price of $8.5 million. Omny is a Melbourne, Australia-based enterprise podcasting software-as-a-service company operating as a part of Triton in our National Media segment. Omny is an audio-on-demand platform built specifically for professional audio publishers. The platform enables audio publishers to seamlessly record, edit, distribute, monetize and analyze podcast content; replace static ads with dynamically inserted, highly targeted ads; and automates key aspects of campaign management, such as industry separation, frequency capping and volume normalization.

Of the $8.5 million purchase price, $5.2 million was allocated to goodwill, $3.8 million was allocated to a developed technology intangible asset and the remainder was allocated to various working capital and deferred tax liability accounts. The developed technology intangible asset has an estimated amortization period of 10 years. The goodwill arising from the transaction consists largely of the fact that the addition of Omny's podcast and on-demand audio publishing platform to Triton's portfolio of streaming, advertising and measurement technologies provides audio publishers around the world with a full-stack enterprise solution to increase reach and revenue.

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

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera acquisition had taken place at the beginning of 2018, are presented in the following table. The pro forma results do not include Raycom, Omny Studio or Triton, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and Cordillera, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma information does not include efficiencies, cost reductions or synergies expected to result from the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2019	2018	2019	2018

Operating revenues	$349,612	$324,101	$676,423	$612,882
Income (loss) from continuing operations attributable to the shareholders of The E.W. Scripps Company	(2,845)	6,324	(17,636)	(7,464)
Income (loss) per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.04)	$0.08	$(0.22)	$(0.09)
Diluted	(0.04)	0.08	(0.22)	(0.09)

Pending Acquisition

On March 20, 2019, we entered into a definitive agreement with Nexstar to acquire eight broadcast television stations in seven markets for consideration of $580 million. Seven of the stations are currently operated by Tribune Media Company ("Tribune"), and its subsidiaries, and one is currently operated by Nexstar. Nexstar is required to divest these stations in order to complete its acquisition of Tribune. The purchase price and other related costs associated with the transaction are expected to be financed from the incremental term loan B proceeds and $500 million of senior unsecured notes issued on July 26, 2019. Additionally, the capacity for our revolving credit facility will be increased to $210 million upon closing. The transaction, pending regulatory and other approvals, is expected to close in the third quarter of 2019, at the same time as the Nexstar-Tribune merger.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations includes the following:

2019 - Acquisition and related integration costs of $2.8 million in the second quarter of 2019 and $6.3 million in the first six months of 2019 reflect professional service costs incurred to integrate Triton and the Raycom and Cordillera stations, as well as costs incurred for the pending Nexstar acquisition.

2018 - In the second quarter of 2018, costs associated with our previously announced restructuring totaled $2.3 million. For the six months ended June 30, 2018, these restructuring costs totaled $6.1 million.

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

The effective income tax rate for the six months ended June 30, 2019 and 2018 was 12% and 92%, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.8 million benefit and $0.7 million expense in 2019 and 2018, respectively).

Deferred tax assets totaled $8.6 million at June 30, 2019, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At June 30, 2019 and December 31, 2018, we had restricted cash of $240 million and $5.1 million, respectively.

The June 30, 2019 restricted cash balance was presented as cash restricted for a pending acquisition on the condensed consolidated balance sheets. It represents the portion of the May 1, 2019 term loan B proceeds that are being segregated for financing a portion of the pending acquisition of eight broadcast television stations from the Nexstar transaction with Tribune Media Company. Refer to Note 9. Long-Term Debt for further information on the $765 million term loan B that was issued on May 1, 2019.

The December 31, 2018 restricted cash balance was included in the cash and cash equivalents balance on the condensed consolidated balance sheets. It was the amount held in a restricted cash account on deposit with our insurance carrier. This account served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash was to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit. During the first quarter of 2019, we provided a letter of credit in lieu of the cash deposit.

7. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended June 30, 2019 totaled $3.6 million, including short-term lease costs of less than $0.1 million. Year-to-date June 30, 2019 costs totaled $7.0 million, including short-term lease costs of $0.1 million.
Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2019

Balance Sheet Information
Right-of-use assets	$46,580
Other current liabilities	10,301
Operating lease liabilities	41,234
Weighted Average Remaining Lease Term
Operating leases	7.39 years
Weighted Average Discount Rate
Operating leases	6.5%

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$3,575	$7,046
Right-of-use assets obtained in exchange for lease obligations	1,142	1,142

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

(in thousands)	Operating Leases

Remainder of 2019	$13,213
2020	9,571
2021	7,464
2022	7,429
2023	7,028
Thereafter	21,714
Total future minimum lease payments	66,419
Less: Imputed interest	(14,884)
Total	$51,535

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(in thousands)	Operating Leases

2019	$11,197
2020	9,195
2021	6,545
2022	6,352
2023	11,412
Thereafter	15,311
Total future minimum lease payments	$60,012

(1)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2018	$708,133	$393,197	$1,101,330
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	491,219	342,794	834,013
Television station acquisitions	272,084	—	272,084
Omny acquisition	—	5,150	5,150
Balance as of June 30, 2019	$763,303	$347,944	$1,111,247

Gross balance as of June 30, 2019	$980,217	$398,347	$1,378,564
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of June 30, 2019	$763,303	$347,944	$1,111,247

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2019	As of December 31, 2018

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$434,544	$248,444
Customer lists and advertiser relationships	105,032	100,500
Other	110,066	88,393
Total carrying amount	649,642	437,337
Accumulated amortization:
Television network affiliation relationships	(69,950)	(62,020)
Customer lists and advertiser relationships	(42,028)	(36,380)
Other	(22,587)	(17,199)
Total accumulated amortization	(134,565)	(115,599)
Net amortizable intangible assets	515,077	321,738
Indefinite-lived intangible assets — FCC licenses	209,715	157,215
Total other intangible assets	$724,792	$478,953

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to an other intangible asset.

Estimated amortization expense of intangible assets for each of the next five years is $24.7 million for the remainder of 2019, $46.5 million in 2020, $43.8 million in 2021, $39.1 million in 2022, $34.1 million in 2023, $32.7 million in 2024 and $294.2 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2019	As of December 31, 2018

Revolving credit facility	$120,000	$—
Senior unsecured notes, due in 2025	400,000	400,000
Term loan B	294,750	296,250
Term loan B-1	763,088	—
Total outstanding principal	1,577,838	696,250
Less: Debt issuance costs and issuance discounts	(29,339)	(7,486)
Less: Current portion	(10,650)	(3,000)
Net carrying value of long-term debt	$1,537,849	$685,764
Fair value of long-term debt *	$1,437,995	$662,844
* Fair value of the 2025 Senior Notes is estimated based on quoted private market transactions and is classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

2025 Senior Unsecured Notes

Our $400 million senior unsecured notes ("the 2025 Senior Notes") bear interest at a rate of 5.125% per annum and mature on May 15, 2025. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2020, we may redeem the 2025 Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2025 Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the 2025 Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the 2025 Senior Notes may require us to repurchase some or all of the notes. The 2025 Senior Notes are also guaranteed by us and the majority of our subsidiaries. The 2025 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the 2025 Senior Notes, which are being amortized over the life of the notes.

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

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of June 30, 2019, we were not required to make any additional principal payments for excess cash flow.

As of June 30, 2019 and December 31, 2018, the interest rate on the term loan B was 4.40% and 4.34%, respectively. The weighted-average interest rate on the term loan B was 4.47% for the six months ended June 30, 2019.

Term Loan B-1

On May 1, 2019, we entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement ("Fourth Amendment"). Under the Fourth Amendment, we issued a $765 million term loan B ("term loan B-1") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. Term loan B-1 requires annual principal payments of $7.7 million. Deferred financing costs and original issuance discount totaled approximately $23.0 million with term loan B-1, which are being amortized over the life of the loan.

Of the $765 million raised under the term loan B-1, $525 million of the proceeds were used to fund the Cordillera acquisition and pay related fees and expenses, which closed on May 1, 2019. The remaining proceeds are being segregated for financing a portion of the pending acquisition of eight broadcast television stations from the Nexstar transaction with Tribune Media Company, refer to Note 6. Restricted Cash.

As of June 30, 2019, the interest rate on the term loan B-1 was 5.15%. The weighted-average interest rate on the term loan B-1 was 5.21% for the two months it was outstanding during 2019.

Revolving Credit Facility

We have a $150 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of June 30, 2019, we had $120 million outstanding under the revolving credit facility with an interest rate of 4.40%. The weighted-average interest rate over the period during which we had a drawn revolver balance was 4.52%.

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

As of June 30, 2019 and December 31, 2018 we had outstanding letters of credit totaling $6.0 million and $0.1 million, respectively, under the revolving credit facility.

New 2027 Senior Unsecured Notes

On July 26, 2019, our wholly-owned subsidiary, Scripps Escrow, Inc. ("Scripps Escrow"), issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). Scripps Escrow, which was created solely to issue the 2027 Senior Notes, will deposit the gross proceeds of the offering into a segregated escrow account until, among other certain escrow release conditions, the pending acquisition of the eight television stations from Nexstar is completed. The proceeds from these 2027 Senior Notes and the incremental term loan B-1 proceeds will be used to finance the stations being acquired from Nexstar. The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15, commencing on January 15, 2020. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. Prior to the notes being released from escrow, the notes will not be guaranteed except for the limited Scripps Escrow guarantee. Following the release from escrow, the notes will be fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2019	As of December 31, 2018

Employee compensation and benefits	$20,967	$19,775
Deferred FCC repack income	30,147	20,620
Programming liability	53,000	43,825
Liability for pension benefits	193,219	198,444
Liabilities for uncertain tax positions	828	811
Other	10,045	11,067
Other liabilities (less current portion)	$308,206	$294,542

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2019	2018

Accounts receivable	$(12,417)	$(5,363)
Other current assets	3,201	(5,040)
Accounts payable	15,054	8,836
Accrued employee compensation and benefits	(10,614)	(4,812)
Other accrued liabilities	(2,767)	(4,484)
Unearned revenue	(4,937)	191
Other, net	(14,593)	597
Total	$(27,073)	$(10,075)

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

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Interest cost	$5,800	$5,925	$11,600	$11,850
Expected return on plan assets, net of expenses	(5,058)	(5,733)	(10,116)	(11,465)
Amortization of actuarial loss and prior service cost	572	920	1,144	1,841
Total for defined benefit pension plans	1,314	1,112	2,628	2,226
Multi-employer plans	58	44	99	91
SERPs	250	277	508	551
Defined contribution plan	1,695	1,978	4,690	4,771
Net periodic benefit cost	3,317	3,411	7,925	7,639
Allocated to discontinued operations	—	(174)	—	(377)
Net periodic benefit cost — continuing operations	$3,317	$3,237	$7,925	$7,262

We contributed $0.5 million to fund current benefit payments for our SERPs and $6.5 million for our defined benefit pension plans during the six months ended June 30, 2019. During the remainder of 2019, we anticipate contributing an additional $0.7 million to fund the SERPs' benefit payments and an additional $12.1 million to fund our qualified defined benefit pension plans.

13. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis that our chief operating decision maker makes resource allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of eighteen ABC affiliates, eleven NBC affiliates, seven CBS affiliates, two FOX affiliates, two MyNetworkTV affiliates, one CW affiliate, two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.

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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Segment operating revenues:
Local Media	$236,715	$213,248	$440,102	$405,307
National Media	98,506	68,226	185,823	128,947
Other	2,274	1,921	3,733	3,332
Total operating revenues	$337,495	$283,395	$629,658	$537,586
Segment profit (loss):
Local Media	$54,329	$53,368	$88,502	$84,987
National Media	6,573	2,037	11,514	4,072
Other	(1,485)	(1,643)	(1,918)	(1,894)
Shared services and corporate	(13,119)	(13,647)	(29,277)	(27,734)
Acquisition and related integration costs	(2,788)	—	(6,268)	—
Restructuring costs	(957)	(2,330)	(1,895)	(6,137)
Depreciation and amortization of intangible assets	(20,237)	(15,382)	(38,029)	(30,802)
Gains (losses), net on disposal of property and equipment	(144)	66	(317)	(651)
Interest expense	(18,023)	(9,279)	(26,939)	(18,038)
Defined benefit pension plan expense	(1,564)	(1,389)	(3,136)	(2,777)
Miscellaneous, net	369	(156)	(431)	11
Income (loss) from continuing operations before income taxes	$2,954	$11,645	$(8,194)	$1,037
Depreciation:
Local Media	$8,391	$7,331	$15,982	$14,887
National Media	1,198	134	2,202	230
Other	39	38	77	76
Shared services and corporate	367	387	709	796
Total depreciation	$9,995	$7,890	$18,970	$15,989
Amortization of intangible assets:
Local Media	$5,468	$3,705	$9,426	$7,410
National Media	4,435	3,448	8,956	6,726
Shared services and corporate	339	339	677	677
Total amortization of intangible assets	$10,242	$7,492	$19,059	$14,813
Additions to property and equipment:
Local Media	$12,411	$10,613	$21,891	$20,113
National Media	4,346	4,051	8,636	5,725
Other	179	—	210	—
Shared services and corporate	195	13	606	73
Total additions to property and equipment	$17,131	$14,677	$31,343	$25,911

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Operating revenues:
Core advertising	$210,486	$179,294	$383,847	$345,847
Political	2,116	14,882	2,996	17,466
Retransmission and carriage	93,325	74,658	180,608	145,718
Other	31,568	14,561	62,207	28,555
Total operating revenues	$337,495	$283,395	$629,658	$537,586

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
As part of the share repurchase plan, during 2018 the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company’s common stock. Under the ASR agreement, the Company paid $25 million to JP Morgan and received an initial delivery of 1.3 million shares in the third quarter of 2018, which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital or retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.
During the six months ended June 30, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. During the six months ended June 30, 2018, we repurchased $4.4 million of shares at prices ranging from $13.29 to $16.86 per share. At June 30, 2019, $49.7 million remained under this authorization.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2019	$(94,905)	$(32)	$(94,937)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $155(a)	461	—	461
Net current-period other comprehensive income (loss)	461	—	461
Ending balance, June 30, 2019	$(94,444)	$(32)	$(94,476)

	Three Months Ended June 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2018	$(102,215)	$33	$(102,182)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $249(a)	740	—	740
Net current-period other comprehensive income (loss)	740	—	740
Ending balance, June 30, 2018	$(101,475)	$33	$(101,442)

	Six Months Ended June 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $310(a)	921	—	921
Net current-period other comprehensive income (loss)	921	—	921
Ending balance, June 30, 2019	$(94,444)	$(32)	$(94,476)

	Six Months Ended June 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $497(a)	1,480	—	1,480
Net current-period other comprehensive income (loss)	1,480	—	1,480
Ending balance, June 30, 2018	$(101,475)	$33	$(101,442)
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
Operating results of our discontinued radio operations were as follows:

(in thousands)	Three Months Ended June 30, 2018	Six months ended June 30, 2018

Operating revenues	$17,386	$30,685
Total costs and expenses	(13,421)	(24,937)
Impairment of goodwill and intangible assets	(5,900)	(25,900)
Other, net	(9)	(157)
Loss from discontinued operations before income taxes	(1,944)	(20,309)
Provision (benefit) for income taxes	998	1,137
Net loss from discontinued operations	$(2,942)	$(21,446)

During the first quarter of 2018, we recorded a $20 million non-cash impairment charge to write-down the goodwill of our radio business to fair value. For the second quarter of 2018, operating results of our discontinued radio operations included a $5.9 million charge to adjust the carrying value of our radio business assets to sale prices agreed to with buyers for our Tulsa and Milwaukee stations and estimated values of the remaining stations.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. Our Local Media division is one of the nation’s largest independent TV station ownership groups. Following anticipated closing of the Nexstar Media Group, Inc. ("Nexstar") acquisition later in 2019, we will own and operate 60 television stations in 42 markets, with a reach of about 31% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. In our National Media division, we operate national media brands, including podcast industry-leader Stitcher and its advertising network Midroll Media; next-generation national news network Newsy; five national broadcast networks - Bounce, Grit, Escape, Laff and Court TV - making up the Katz Networks; and a global leader in digital audio technology and measurement services, Triton. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

In our Local Media division, our acquisition strategy has been focused on acquiring stations that bring durability to our portfolio by adding additional stations in existing markets, adding stations ranked first or second in their markets in audience or revenue share, and adding stations that increase our national reach. Effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. On May 1, 2019, we acquired from Cordillera Communications, Inc. 15 television stations serving 10 markets. Additionally, during the first quarter of 2019, we entered into a definitive agreement to acquire eight television stations in seven markets from the Nexstar transaction with Tribune Media. Completion of the acquisition is subject to regulatory approvals and customary closing conditions and is expected to close in the third quarter of 2019 in conjunction with the Nexstar-Tribune merger. These acquisitions allow us to move into new markets that enhance our portfolio and also diversify our network affiliate mix. Upon closing of Nexstar, we will have nine markets where we own and operate more than one station, sixteen stations ranked number one or two in advertising revenue share in their markets, and sixteen television stations ranked number one or two by audience share in their markets.

We are also committed to the continued investment in our national media businesses for long-term growth. We continue to increase our Newsy audience, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content. On May 8, 2019, Court TV launched as a fifth over-the-air network operated by Katz, available for cable, satellite and over-the-air and over-the-top carriage. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. On June 10, 2019, we completed the acquisition of Omny Studio, which is a Melbourne, Australia-based enterprise podcasting software-as-a-service company. Omny is an audio-on-demand platform built specifically for professional audio publishers.

Additionally, we deliver value to shareholders through our quarterly dividend. Shareholders of record as of June 14, 2019 received a 5 cents per share dividend that was paid on June 25, 2019. This is the sixth cash dividend since reinstatement of a quarterly dividend in February 2018. Dividends paid totaled $4.1 million for the second quarter of 2019 and $8.1 million for the six months ended June 30, 2019. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Operating revenues	$337,495	19.1%	$283,395	$629,658	17.1%	$537,586
Employee compensation and benefits	(115,602)	21.6%	(95,071)	(225,805)	16.7%	(193,560)
Programming	(102,870)	21.8%	(84,427)	(200,865)	19.7%	(167,790)
Other expenses	(72,725)	14.0%	(63,782)	(134,167)	14.9%	(116,805)
Acquisition and related integration costs	(2,788)		—	(6,268)		—
Restructuring costs	(957)		(2,330)	(1,895)		(6,137)
Depreciation and amortization of intangible assets	(20,237)		(15,382)	(38,029)		(30,802)
Gains (losses), net on disposal of property and equipment	(144)		66	(317)		(651)
Operating income	22,172		22,469	22,312		21,841
Interest expense	(18,023)		(9,279)	(26,939)		(18,038)
Defined benefit pension plan expense	(1,564)		(1,389)	(3,136)		(2,777)
Miscellaneous, net	369		(156)	(431)		11
Income (loss) from continuing operations before income taxes	2,954		11,645	(8,194)		1,037
(Provision) benefit for income taxes	(3,320)		(2,983)	1,014		(952)
Income (loss) from continuing operations, net of tax	(366)		8,662	(7,180)		85
Loss from discontinued operations, net of tax	—		(2,942)	—		(21,446)
Net income (loss)	(366)		5,720	(7,180)		(21,361)
Loss attributable to noncontrolling interest	—		—	—		(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(366)		$5,720	$(7,180)		$(20,729)

On May 1, 2019, we acquired 15 television stations from Cordillera; effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida; and on November 30, 2018, we acquired Triton. These are referred to as the "acquired operations" in the discussion that follows. The inclusion of operating results from these businesses for the periods subsequent to their acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $54.1 million or 19% in the second quarter of 2019 and $92.1 million or 17% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, operating revenues increased 5% and 6% in the quarter and year-to-date periods, respectively. Higher retransmission revenues in our Local Media group and overall growth within our other National Media businesses contributed to the remainder of the quarterly and year-over-year revenue increases.

Employee compensation and benefits increased $20.5 million or 22% in the second quarter of 2019 and $32.2 million or 17% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, employee compensation and benefits increased 7% and 6% in the quarter and year-to-date periods, respectively, primarily driven by the expansion of our National Media group.

Programming expense increased $18.4 million or 22% in the second quarter of 2019 and $33.1 million or 20% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, programming expense increased 14%

and 15% in the quarter and year-to-date periods, respectively, due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media businesses, Katz and Stitcher.

Other expenses increased $8.9 million or 14% in the second quarter of 2019 and $17.4 million or 15% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, other expenses increased 3% and 6% in the quarter and year-to-date periods, respectively, primarily driven by increases in marketing and promotion costs for our national brands, mainly Newsy and Stitcher.

Acquisition and related integration costs of $2.8 million in the second quarter of 2019 and $6.3 million in the first six months of 2019 reflect professional service costs incurred to integrate Triton and the Raycom and Cordillera stations, as well as costs incurred for the pending Nexstar acquisition.

Restructuring costs totaled $1.0 million in the second quarter of 2019 and $2.3 million in the second quarter of 2018. For the six months ended 2019 and 2018, restructuring costs were $1.9 million and $6.1 million, respectively. These restructuring charges reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $30.8 million in 2018 to $38.0 million in 2019 due to the acquired operations.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $400 million aggregate principal amount senior unsecured notes, which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. We also have a $300 million aggregate principal amount term loan B outstanding that matures in October 2024 and bears interest at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company's total net leverage, as defined by the amended agreement, is below 2.75. The weighted-average interest rate on the term loan B was 4.47% and 3.97% for the six months ended June 30, 2019 and 2018, respectively. On May 1, 2019, we issued a $765 million term loan B ("term loan B-1") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. The weighted-average interest rate on the term loan B-1 was 5.21% for the two months it had been outstanding. Additionally, as of June 30, 2019, we had $120 million outstanding under the revolving credit facility with an interest rate of 4.40%. The weighted-average interest rate over the period during which we had a drawn revolver balance was 4.52%.

The effective income tax rate was 12% and 92% for the six months ended June 30, 2019 and 2018, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation. Our tax provisions include a $0.8 million benefit in 2019 and $0.7 million expense in 2018 from the exercise and vesting of share-based compensation awards.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Local Media	$236,715	11.0%	$213,248	$440,102	8.6%	$405,307
National Media	98,506	44.4%	68,226	185,823	44.1%	128,947
Other	2,274	18.4%	1,921	3,733	12.0%	3,332
Total operating revenues	$337,495	19.1%	$283,395	$629,658	17.1%	$537,586
Segment profit (loss):
Local Media	$54,329	1.8%	$53,368	$88,502	4.1%	$84,987
National Media	6,573		2,037	11,514		4,072
Other	(1,485)	(9.6)%	(1,643)	(1,918)	1.3%	(1,894)
Shared services and corporate	(13,119)	(3.9)%	(13,647)	(29,277)	5.6%	(27,734)
Acquisition and related integration costs	(2,788)		—	(6,268)		—
Restructuring costs	(957)		(2,330)	(1,895)		(6,137)
Depreciation and amortization of intangible assets	(20,237)		(15,382)	(38,029)		(30,802)
Gains (losses), net on disposal of property and equipment	(144)		66	(317)		(651)
Interest expense	(18,023)		(9,279)	(26,939)		(18,038)
Defined benefit pension plan expense	(1,564)		(1,389)	(3,136)		(2,777)
Miscellaneous, net	369		(156)	(431)		11
Income (loss) from continuing operations before income taxes	$2,954		$11,645	$(8,194)		$1,037

Local Media — Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of eighteen ABC affiliates, eleven NBC affiliates, seven CBS affiliates, two FOX affiliates, two MyNetworkTV affiliates, one CW affiliate, two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Core advertising	$139,738	15.2%	$121,315	$253,142	6.7%	$237,325
Political	2,115		14,882	2,995		17,466
Retransmission	91,464	23.6%	74,006	176,841	22.1%	144,797
Other	3,398	11.6%	3,045	7,124	24.6%	5,719
Total operating revenues	236,715	11.0%	213,248	440,102	8.6%	405,307
Segment costs and expenses:
Employee compensation and benefits	82,790	16.0%	71,388	157,701	8.3%	145,570
Programming	61,756	15.8%	53,343	122,473	15.0%	106,488
Other expenses	37,840	7.7%	35,149	71,426	4.6%	68,262
Total costs and expenses	182,386	14.1%	159,880	351,600	9.8%	320,320
Segment profit	$54,329	1.8%	$53,368	$88,502	4.1%	$84,987

On May 1, 2019, we acquired 15 television stations from Cordillera and effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida, which are referred to as the "acquired stations" in the discussion that follows. The inclusion of operating results from these stations for the periods subsequent to their acquisition impacts the comparability of our Local Media segment operating results.
Revenues

Total Local Media revenues increased $23.5 million or 11% in the second quarter of 2019 and $34.8 million or 8.6% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, Local Media revenues decreased 4% and 1% in the quarter and year-to-date periods, respectively. Higher retransmission revenues were offset by lower political revenues in a non-election year and lower core revenue. Core revenue decreased in the second quarter of 2019 due to the absence of the NBA finals in our TV markets, whereas Cleveland was in the finals in 2018. Year-to-date core revenue decreased due to the absence of the NBA finals as well as the fact that 2018 included Winter Olympics and Super Bowl advertising on our five NBC-affiliated stations, whereas 2019 only included Super Bowl advertising on our two CBS-affiliated stations.

Costs and expenses

Employee compensation and benefits increased $11.4 million or 16% in the second quarter of 2019 and $12.1 million or 8.3% in the first six months of 2019 when compared to prior periods, mainly due to the acquired stations.

Programming expense increased $8.4 million or 16% in the second quarter of 2019 and $16.0 million or 15% in the first six months of 2019 when compared to prior periods. Excluding the acquired operations, programming expense increased 3% and 7% in the quarter and year-to-date periods, respectively, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases, and we expect that they may continue to increase over the next several years.

Other expenses increased $2.7 million or 7.7% in the second quarter of 2019 and $3.2 million or 4.6% in the first six months of 2019 when compared to prior periods, due to the acquired stations.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including five national broadcast networks, the Katz networks; podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; a global leader in digital audio technology and measurement services, Triton; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.
Operating results for our National Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Katz	$56,505	20.2%	$46,997	$106,900	19.2%	$89,647
Stitcher	17,067	71.2%	9,970	32,171	53.5%	20,955
Newsy	11,395	89.7%	6,006	19,773		9,663
Triton	9,902		—	20,364		—
Other	3,637	(30.8)%	5,253	6,615	(23.8)%	8,682
Total operating revenues	98,506	44.4%	68,226	185,823	44.1%	128,947
Segment costs and expenses:
Employee compensation and benefits	21,509	57.3%	13,675	42,034	59.3%	26,394
Programming	41,114	32.3%	31,084	78,532	28.1%	61,302
Other expenses	29,310	36.8%	21,430	53,743	44.6%	37,179
Total costs and expenses	91,933	38.9%	66,189	174,309	39.6%	124,875
Segment profit	$6,573		$2,037	$11,514		$4,072

Triton was acquired on November 30, 2018 and the inclusion of operating results from this business for the periods subsequent to its acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $30.3 million or 44% in the second quarter of 2019 and $56.9 million or 44% in the first six months of 2019 when compared to prior periods. Triton accounted for $9.9 million and $20.4 million of the quarterly and year-to-date increases, respectively. The remainder of the increase came from growth in the other National Media brands. Katz's revenues increased as a result of growth on all of its networks. Stitcher's revenues increased due to advertising growth from existing podcasts, as well as the addition of new titles to its portfolio. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms. Newsy revenue growth is expected to begin to moderate in the second half of the year due to more difficult comparisons in the prior year period.

Costs and expenses

Employee compensation and benefits increased $7.8 million or 57% in the second quarter of 2019 and $15.6 million or 59% in the first six months of 2019 when compared to prior periods. Excluding the impact of Triton, employee compensation and benefits increased 33% and 32% in the quarter-to-date and year-to-date periods, respectively, mainly attributable to the hiring of personnel to support the growth of our national brands, as well as higher bonus and commission expenses tied to revenue performance.

Programming expense increased $10.0 million or 32% in the second quarter of 2019 and $17.2 million or 28% in the first six months of 2019 when compared to prior periods. Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all of the Katz networks and the additional programming costs for our podcast business.

Other expenses increased $7.9 million or 37% in the second quarter of 2019 and $16.6 million or 45% in the first six months of 2019 when compared to prior periods. Excluding the impact of Triton, other expenses increased 25% and 31% in the quarter-to-date and year-to-date periods, respectively, primarily due to increased marketing, promotion and occupancy costs incurred to support the growth of our national brands.

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

Operating activities

Cash flows from operating activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$(7,180)	$85
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	38,029	30,802
(Gain)/loss on sale of property and equipment	317	651
Programming assets and liabilities	(1,543)	(6,237)
Deferred income taxes	(1,022)	2,055
Stock and deferred compensation plans	9,614	8,128
Pension expense, net of contributions	(3,921)	(5,559)
Other changes in certain working capital accounts, net	(27,073)	(10,075)
Miscellaneous, net	1,937	(2,233)
Net cash provided by operating activities from continuing operations	9,158	17,617
Net cash provided by operating activities from discontinued operations	—	4,939
Net operating activities	$9,158	$22,556

In 2019 and 2018, cash provided by operating activities from continuing operations was $9.2 million and $17.6 million, respectively. Cash provided by operating activities benefited year-over-year from a $9.4 million increase in segment profit and a total reduction of $9 million related to the cash outlay of our programming, pension contributions and restructuring activities. These increases were more than offset by higher year-over-year interest payments of $8.0 million and by changes in certain working capital accounts, which decreased cash provided by operating activities from continuing operations by $17.0 million.

The timing of payments received on accounts receivable was one of the main factors contributing to the increase in cash used for working capital accounts. Retransmission revenue was $18 million higher in the second quarter of 2019 compared to second quarter of 2018, and since our retransmission partners tend to pay on a 90-120-day lag, this caused an increase in accounts receivable. Additional factors contributing to an increase in cash used for working capital accounts were higher year-over-year annual incentive compensation payments, which were made in the first quarter following the 2018 performance year, and higher tax payments made in the second quarter of 2019, primarily related to the sale of our radio stations. These increases in cash used were partially offset by the timing of payments made on accounts payable and other accrued liabilities.

Investing activities

Cash flows from investing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(608,273)	$—
Acquisition of intangible assets	(24,073)	(5,754)
Additions to property and equipment	(29,994)	(25,992)
Purchase of investments	(615)	(79)
Proceeds from FCC repack	1,520	400
Miscellaneous, net	308	2,259
Net cash used in investing activities from continuing operations	(661,127)	(29,166)
Net cash used in investing activities from discontinued operations	—	(685)
Net investing activities	$(661,127)	$(29,851)

In 2019 and 2018, we used $661 million and $29 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from continuing investing activities for the periods presented are described below.

•	In January of 2019, we acquired television stations owned by Raycom Media — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash.

•	In April of 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash, the majority of which were intangible assets.

•	In May of 2019, we acquired 15 television stations owned by Cordillera Communications, LLC for $521 million in cash, plus an estimated working capital adjustment of $23.9 million.

•	In June of 2019, we completed the acquisition of Omny Studio for a cash purchase price of $8.5 million.

•	Capital expenditures increased $4.0 million year-over-year due to spending at Katz for its new network, Court TV, which launched in May of 2019.

•	In 2019 and 2018, we received $1.5 million and $0.4 million, respectively, in proceeds from the FCC repacking process.

•	In 2018, we expended $3.9 million in cash to acquire cable and satellite carriage rights for Newsy.
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
We expect to spend approximately $55 million through the end of 2020, of which, $30.5 million has been spent to date. We have received total reimbursement proceeds from the FCC of $3.0 million as of June 30, 2019.

Financing activities
Cash flows from financing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash Flows from Financing Activities:
Proceeds from long-term debt	$881,175	$—
Payments on long-term debt	(3,413)	(1,500)
Deferred financing costs	(20,550)	—
Dividends paid	(8,120)	(8,222)
Repurchase of Class A Common shares	(584)	(4,409)
Proceeds from exercise of stock options	—	1,857
Tax payments related to shares withheld for RSU vesting	(3,700)	(1,900)
Miscellaneous, net	(3,447)	(1,511)
Net cash provided by (used in) financing activities from continuing operations	$841,361	$(15,685)

In 2019, cash provided by financing activities from continuing operations was $841.4 million and in 2018, we used $15.7 million in cash for financing activities from continuing operations. The primary factors impacting our cash flows from financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We repurchased $0.6 million of shares during the first six months of 2019. During the first six months of 2018, we repurchased $4.4 million of shares. At June 30, 2019, $49.7 million remains available for repurchase under our share repurchase program.
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

In 2019 and 2018, we paid quarterly dividends of 5 cents per share, totaling $8.1 million and $8.2 million, respectively, for the year-to-date periods. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.

We have $400 million of senior unsecured notes ("the Senior Notes"), that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We also have a $300 million term loan B that matures in October 2024. Following an amendment to the term loan on April 4, 2018, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. The term loan requires annual principal payments of $3 million. On May 1, 2019, we issued a $765 million term loan B ("term loan B-1") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. The term loan B-1 requires annual principal payments of $7.7 million.

We have a revolving credit facility ("Revolving Credit Facility") with a capacity of $150 million that matures in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. As of June 30, 2019, we had $120 million outstanding under the revolving credit facility with an interest rate of 4.40%. There were no outstanding borrowings under the revolving credit agreement at December 31, 2018. The revolving credit agreement includes certain financial covenants which we were in compliance with for all periods presented.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at June 30, 2019, and December 31, 2018.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of June 30, 2019, we were not required to make additional principal payments for excess cash flow.

Our $55 million acquisition of Waco, Texas and Tallahassee, Florida television stations, which closed in the first quarter of 2019, was financed through cash on hand at time of the closing. Our $521 million acquisition of Cordillera Communications, LLC, which closed on May 1, 2019, was financed with a $765 million term loan B, of which $240 million of the proceeds were segregated for financing a portion of our acquisition of the Nexstar-Tribune stations. The $580 million purchase price and other related costs associated with the transaction are expected to be financed from the incremental term loan B segregated proceeds and $500 million of senior unsecured notes issued on July 26, 2019. Additionally, the capacity for our revolving credit facility will be increased to $210 million upon closing. The transaction, pending regulatory and other approvals, is expected to close in the third quarter of 2019, at the same time as the Nexstar-Tribune merger. Refer to Note 9. Long-Term Debt within the "Notes to Condensed Consolidated Financial Statements" for additional information on the $500 million of senior unsecured notes issued on July 26, 2019.

Other
We expect to contribute approximately $12.8 million during the remainder of 2019 to fund our defined benefit pension plans and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$120,000	$—	$—	$—
Senior unsecured notes, due in 2025	400,000	388,000	400,000	374,000
Term loan B	294,750	287,381	296,250	288,844
Term loan B-1	763,088	762,614	—	—
Long-term debt, including current portion	$1,577,838	$1,437,995	$696,250	$662,844

Financial instruments subject to market value risk:
Investments held at cost	$4,084	(a)	$4,114	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired Triton Digital Canada, Inc. on November 30, 2018, the Raycom Media television stations KXXV/KRHD and WTXL effective January 1, 2019 and 15 television stations from Cordillera Communications, LLC on May 1, 2019, and have excluded these businesses from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended June 30, 2019. The acquired operations have total assets of approximately $790 million, or 26% of our total assets as of June 30, 2019 and revenues of $57.2 million, or 9.0% of our total revenues for the six months ended June 30, 2019.