Form 10-Q
period 2019-09-30
E.W. SCRIPPS Co
filed 2019-11-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2019, there were 68,981,874 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2019

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K, except as updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2019.
In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. The authorization currently expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At September 30, 2019, $49.7 million remained under the authorization. No shares were repurchased under this program during the third quarter of 2019.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2019.

Item 4. Mine Safety Disclosures
None.

3

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101
The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and nine months ended September 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith

4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 8, 2019	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2019	As of December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$86,507	$107,114
Accounts receivable (less allowances— $2,924 and $4,371)	333,725	281,330
Programming	48,260	34,432
FCC repack receivable	28,531	19,242
Miscellaneous	37,219	28,899
Total current assets	534,242	471,017
Investments	8,395	7,162
Property and equipment	375,942	237,927
Operating lease right-of-use assets	128,117	—
Goodwill	1,323,312	834,013
Other intangible assets	1,021,025	478,953
Programming (less current portion)	89,799	75,333
Deferred income taxes	8,457	9,141
Miscellaneous	17,202	16,515
Total Assets	$3,506,491	$2,130,061

Liabilities and Equity
Current liabilities:
Accounts payable	$43,295	$26,919
Unearned revenue	8,948	11,459
Current portion of long-term debt	10,650	3,000
Accrued liabilities:
Employee compensation and benefits	39,636	44,929
Programming liability	65,819	40,301
Miscellaneous	55,564	46,112
Other current liabilities	20,336	25,339
Total current liabilities	244,248	198,059
Long-term debt (less current portion)	1,925,566	685,764
Deferred income taxes	21,041	25,531
Operating lease liabilities	120,327	—
Other liabilities (less current portion)	301,535	294,542
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 68,981,874 and 68,736,867 shares	690	688
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	809	807
Additional paid-in capital	1,114,239	1,106,984
Accumulated deficit	(127,612)	(86,229)
Accumulated other comprehensive loss, net of income taxes	(93,828)	(95,397)
Total The E.W. Scripps Company shareholders' equity	893,608	926,165
Noncontrolling interest	166	—
Total equity	893,774	926,165
Total Liabilities and Equity	$3,506,491	$2,130,061
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Operating Revenues:
Advertising	$220,018	$205,605	$606,861	$568,918
Retransmission and carriage	97,128	79,673	277,736	225,391
Other	32,631	17,448	94,838	46,003
Total operating revenues	349,777	302,726	979,435	840,312
Costs and Expenses:
Employee compensation and benefits	124,667	96,129	350,472	289,689
Programming	113,998	90,832	314,863	258,622
Other expenses	71,621	59,148	205,788	175,953
Acquisition and related integration costs	16,736	332	23,004	332
Restructuring costs	27	863	1,922	7,000
Total costs and expenses	327,049	247,304	896,049	731,596
Depreciation, Amortization, and (Gains) Losses:
Depreciation	10,020	8,627	28,990	24,616
Amortization of intangible assets	12,221	6,971	31,280	21,784
(Gains) losses, net on disposal of property and equipment	(11)	(501)	306	150
Net depreciation, amortization, and (gains) losses	22,230	15,097	60,576	46,550
Operating income	498	40,325	22,810	62,166
Interest expense	(26,537)	(9,003)	(53,476)	(27,041)
Defined benefit pension plan expense	(2,071)	(3,529)	(5,207)	(6,306)
Miscellaneous, net	2,042	(546)	1,611	(535)
Income (loss) from continuing operations before income taxes	(26,068)	27,247	(34,262)	28,284
Provision (benefit) for income taxes	(4,305)	7,208	(5,319)	8,160
Income (loss) from continuing operations, net of tax	(21,763)	20,039	(28,943)	20,124
Loss from discontinued operations, net of tax	—	(908)	—	(22,354)
Net income (loss)	(21,763)	19,131	(28,943)	(2,230)
Income (loss) attributable to noncontrolling interest	166	—	166	(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(21,929)	$19,131	$(29,109)	$(1,598)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.27)	$0.24	$(0.36)	$0.25
Loss from discontinued operations	—	(0.01)	—	(0.27)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.27)	$0.23	$(0.36)	$(0.02)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.27)	$0.24	$(0.36)	$0.25
Loss from discontinued operations	—	(0.01)	—	(0.27)
Income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.27)	$0.23	$(0.36)	$(0.02)
See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$(21,763)	$19,131	$(28,943)	$(2,230)
Changes in defined benefit pension plans, net of tax of $218, $777, $528, and $1,274	648	2,316	1,569	3,796
Total comprehensive income (loss)	(21,115)	21,447	(27,374)	1,566
Less comprehensive net income (loss) attributable to noncontrolling interest	166	—	166	(632)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(21,281)	$21,447	$(27,540)	$2,198
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Net loss	$(28,943)	$(2,230)
Loss from discontinued operations, net of tax	—	(22,354)
Income (loss) from continuing operations, net of tax	(28,943)	20,124
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	60,270	46,400
(Gain)/loss on sale of property and equipment	306	150
Programming assets and liabilities	7,649	(10,775)
Deferred income taxes	(5,284)	3,072
Stock and deferred compensation plans	11,524	10,128
Pension expense, net of contributions	(9,630)	(13,261)
Other changes in certain working capital accounts, net	(33,977)	10,240
Miscellaneous, net	9,092	(1,168)
Net cash provided by operating activities from continuing operations	11,007	64,910
Net cash provided by operating activities from discontinued operations	—	8,878
Net operating activities	11,007	73,788
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,190,631)	—
Acquisition of intangible assets	(24,475)	(7,229)
Additions to property and equipment	(41,775)	(39,279)
Purchase of investments	(1,453)	(79)
Proceeds from FCC repack	3,965	946
Miscellaneous, net	(41)	2,307
Net cash used in investing activities from continuing operations	(1,254,410)	(43,334)
Net cash used in investing activities from discontinued operations	—	(1,044)
Net investing activities	(1,254,410)	(44,378)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,281,175	—
Payments on long-term debt	(6,075)	(4,906)
Deferred financing costs	(31,295)	—
Dividends paid	(12,274)	(12,362)
Repurchase of Class A Common shares	(584)	(30,270)
Proceeds from exercise of stock options	—	1,857
Tax payments related to shares withheld for RSU vesting	(3,716)	(2,520)
Miscellaneous, net	(4,437)	(165)
Net cash provided by (used in) financing activities from continuing operations	1,222,794	(48,366)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	2	—
Decrease in cash, cash equivalents and restricted cash	(20,607)	(18,956)
Cash, cash equivalents and restricted cash:
Beginning of year	107,114	148,699
End of period	$86,507	$129,743

Supplemental Cash Flow Disclosures
Interest paid	$41,965	$19,683
Income taxes paid	$11,878	$934
Non-cash investing information
Capital expenditures included in accounts payable	$1,587	$698
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2019 and 2018 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$—	$916,653
Comprehensive income (loss)	—	—	(21,929)	648	166	(21,115)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,154)	—	—	(4,154)
Compensation plans: 41,612 net shares issued *	—	2,390	—	—	—	2,390
As of September 30, 2019	$809	$1,114,239	$(127,612)	$(93,828)	$166	$893,774
* Net of tax payments related to shares withheld for vested RSUs of $16 for the three months ended September 30, 2019.

As of June 30, 2018	$819	$1,131,499	$(119,012)	$(101,442)	$—	$911,864
Comprehensive income	—	—	19,131	2,316	—	21,447
Cash dividend: declared and paid - $0.05 per share	—	—	(4,140)	—	—	(4,140)
Repurchase of 1,405,535 Class A Common shares	(14)	(25,847)	—	—	—	(25,861)
Compensation plans: 116,392 net shares issued *	1	2,341	—	—	—	2,342
As of September 30, 2018	$806	$1,107,993	$(104,021)	$(99,126)	$—	$905,652
* Net of tax payments related to shares withheld for vested RSUs of $620 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity
As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$—	$926,165
Comprehensive income (loss)	—	—	(29,109)	1,569	166	(27,374)
Cash dividend: declared and paid - $0.15 per share	—	—	(12,274)	—	—	(12,274)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	—	(584)
Compensation plans: 425,548 net shares issued *	4	7,837	—	—	—	7,841
As of September 30, 2019	$809	$1,114,239	$(127,612)	$(93,828)	$166	$893,774

* Net of tax payments related to shares withheld for vested RSUs of $3,716 for the nine months ended September 30, 2019.

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	(1,598)	3,796	(632)	1,566
Cash dividend: declared and paid - $0.15 per share	—	—	(12,362)	—	—	(12,362)
Repurchase of 1,690,736 Class A Common shares	(17)	(30,253)	—	—	—	(30,270)
Compensation plans: 731,414 net shares issued *	7	9,226	—	—	—	9,233
As of September 30, 2018	$806	$1,107,993	$(104,021)	$(99,126)	$—	$905,652

* Net of tax payments related to shares withheld for vested RSUs of $2,520 for the nine months ended September 30, 2018.
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
Principles of Consolidation — The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) for which we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. Noncontrolling interest represents an owner’s share of the equity in certain of our consolidated entities. All intercompany transactions and account balances have been eliminated in consolidation.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by equity method investees.
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

Transaction Price Allocated to Remaining Performance Obligations — As of September 30, 2019, we had an aggregate transaction price of $85.9 million allocated to unsatisfied performance obligations related to contracts within our Triton business. We expect to recognize revenue on 86% of these remaining performance obligations over the next 24 months and the remainder thereafter.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts totaled $2.9 million at September 30, 2019 and $4.4 million at December 31, 2018.

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $8.9 million at September 30, 2019 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $11.5 million at December 31, 2018. We recorded $10.0 million of revenue in the nine months ended September 30, 2019 that was included in unearned revenue at December 31, 2018.
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
Share-based compensation costs totaled $2.0 million and $2.6 million for the third quarter of 2019 and 2018, respectively. Year-to-date share-based compensation costs totaled $10.6 million and $8.9 million in 2019 and 2018, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(21,763)	$20,039	$(28,943)	$20,124
(Income) loss attributable to noncontrolling interest	(166)	—	(166)	632
Less income allocated to RSUs	—	(316)	—	(338)
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(21,929)	$19,723	$(29,109)	$20,418
Denominator
Basic weighted-average shares outstanding	80,877	81,452	80,791	81,606
Effect of dilutive securities:
Stock options and restricted stock units	—	632	—	491
Diluted weighted-average shares outstanding	80,877	82,084	80,791	82,097

For the three and nine months ended September 30, 2019, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation for the 2019 periods excludes the effect from 1.4 million of outstanding RSUs as of September 30, 2019.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In August 2018, the SEC issued a final rule that amended certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The first interim period this rule was effective for our condensed consolidated financial statements was June 30, 2019. As such, we have provided condensed consolidated statements of equity for the three and nine months ended September 30, 2019 and 2018.

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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance, specifically as it relates to our allowances for accounts receivable, which we don’t anticipate having a material impact on our condensed consolidated financial statements and related disclosure as of the adoption date.

3. Acquisitions

Television Stations Acquisitions

On September 19, 2019, we closed on the previously announced acquisition of eight television stations in seven markets from the Nexstar Media Group, Inc. ("Nexstar") transaction with Tribune Media Company ("Tribune"). Cash consideration for the transaction totaled $582 million. Seven of the stations were operated by Tribune, and its subsidiaries, and one was operated by Nexstar. Nexstar was required to divest these stations in order to complete its acquisition of Tribune. The purchase price and other related costs associated with the transaction were financed from a combination of incremental term loan B proceeds and a portion of the $500 million of senior unsecured notes issued on July 26, 2019.

From the acquisition date of September 19, 2019 through September 30, 2019, revenue from the Nexstar-Tribune stations was $9.8 million.

On May 1, 2019, we acquired 15 television stations in 10 markets from Cordillera Communications, LLC ("Cordillera"), for $521 million in cash, plus a working capital adjustment of $23.9 million. We financed the acquisition with a $765 million term loan B, of which $240 million was segregated into a separate account for financing a portion of the Nexstar transaction.

From the acquisition date of May 1, 2019 through September 30, 2019, revenue from the Cordillera stations was $64.8 million.

Effective January 1, 2019, we acquired television stations owned by Raycom Media ("Raycom") — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were being divested as part of Gray Television's acquisition of Raycom.

From the acquisition date of January 1, 2019 through September 30, 2019, revenue from the Raycom stations was $17.6 million.

The following table summarizes the preliminary fair values of the Raycom, Cordillera and Nexstar-Tribune assets acquired and liabilities assumed at the closing dates.

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,264	$—	$26,264
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,671	59,373	124,765
Operating lease right-of-use assets	296	4,667	82,447	87,410
Goodwill	18,349	253,735	212,065	484,149
Indefinite-lived intangible assets - FCC licenses	6,800	26,500	144,900	178,200
Amortizable intangible assets:
Television network affiliation relationships	17,400	168,700	157,000	343,100
Advertiser relationships	700	5,900	7,300	13,900
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(3,835)	(1,635)	(5,470)
Other current liabilities	—	(280)	(2,867)	(3,147)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Net purchase price	$54,970	$544,906	$582,358	$1,182,234

Of the value allocated to amortizable intangible assets, television network affiliation relationships have an estimated amortization period of 20 years, advertiser relationships have estimated amortization periods of 5-10 years and the value allocated to a shared services agreement has an estimated amortization period of 20 years.

The goodwill of $484 million arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transactions as asset acquisitions for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Omny Studio

On June 10, 2019, we completed the acquisition of Omny Studio ("Omny") for a cash purchase price of $8.5 million. Omny is a Melbourne, Australia-based podcasting software-as-a-service company operating as a part of Triton in our National Media segment. Omny is an audio-on-demand platform built specifically for professional audio publishers. The platform enables audio publishers to seamlessly record, edit, distribute, monetize and analyze podcast content; replace static ads with dynamically inserted, highly targeted ads; and automates key aspects of campaign management, such as industry separation, frequency capping and volume normalization.

The preliminary purchase price allocation assigned $5.2 million to goodwill, $3.8 million to a developed technology intangible asset and the remainder was allocated to various working capital and deferred tax liability accounts. The developed technology intangible asset has an estimated amortization period of 10 years. The goodwill arising from the transaction consists largely of the fact that the addition of Omny's podcast and on-demand audio publishing platform to Triton's portfolio of streaming, advertising and measurement technologies provides audio publishers around the world with a full-stack enterprise solution to increase reach and revenue.

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

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera and Nexstar-Tribune acquisitions had taken place at the beginning of 2018, are presented in the following table. The pro forma results do not include Raycom, Omny Studio or Triton, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps, Cordillera and Nexstar-Tribune, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results exclude the $19.9 million of transaction related costs that were expensed in conjunction with the acquisitions and do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

	Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2019	2018

Operating revenues	$1,200,529	$1,146,019
Income (loss) from continuing operations attributable to the shareholders of The E.W. Scripps Company	(43,981)	(4,517)
Income (loss) per share from operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.54)	$(0.06)
Diluted	(0.54)	(0.06)

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations includes the following:

2019 - Acquisition and related integration costs of $16.7 million in the third quarter of 2019 and $23.0 million in the first nine months of 2019 reflect investment banking and legal fees incurred to complete the current year acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

2018 - In the third quarter of 2018, costs associated with our previously announced restructuring totaled $0.9 million. For the nine months ended September 30, 2018, these restructuring costs totaled $7.0 million.

Acquisition and related integration costs of $0.3 million in the third quarter reflect costs incurred for professional services related to the Triton acquisition.

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

The effective income tax rate for the nine months ended September 30, 2019 and 2018 was 16% and 29%, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation ($0.8 million benefit and $1.0 million expense in 2019 and 2018, respectively).

Deferred tax assets totaled $8.5 million at September 30, 2019, which includes the tax effect of state net operating loss carryforwards. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At December 31, 2018, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash was to remain on deposit with the carrier until all claims have been paid or we provide a letter of credit in lieu of the cash deposit. At September 30, 2019, no deposits were held in a restricted cash account as we provided a letter of credit in lieu of the cash deposit.

7. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended September 30, 2019 totaled $4.3 million, including short-term lease costs of $0.1 million. Year-to-date September 30, 2019 costs totaled $11.3 million, including short-term lease costs of $0.2 million.
Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2019

Balance Sheet Information
Right-of-use assets	$128,117
Other current liabilities	12,779
Operating lease liabilities	120,327
Weighted Average Remaining Lease Term
Operating leases	12.30 years
Weighted Average Discount Rate
Operating leases	5.3%

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$4,222	$11,268
Right-of-use assets obtained in exchange for lease obligations	2,188	3,330

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

(in thousands)	Operating Leases

Remainder of 2019	$5,278
2020	18,098
2021	12,495
2022	15,691
2023	15,786
Thereafter	116,867
Total future minimum lease payments	184,215
Less: Imputed interest	(51,109)
Total	$133,106

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(in thousands)	Operating Leases

2019	$11,197
2020	9,195
2021	6,545
2022	6,352
2023	11,412
Thereafter	15,311
Total future minimum lease payments	$60,012

(1)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2018	$708,133	$393,197	$1,101,330
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	491,219	342,794	834,013
Television station acquisitions	484,149	—	484,149
Omny acquisition	—	5,150	5,150
Balance as of September 30, 2019	$975,368	$347,944	$1,323,312

Gross balance as of September 30, 2019	$1,192,282	$398,347	$1,590,629
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of September 30, 2019	$975,368	$347,944	$1,323,312

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2019	As of December 31, 2018

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$591,544	$248,444
Customer lists and advertiser relationships	112,332	100,500
Other	108,767	88,393
Total carrying amount	812,643	437,337
Accumulated amortization:
Television network affiliation relationships	(75,472)	(62,020)
Customer lists and advertiser relationships	(45,195)	(36,380)
Other	(25,566)	(17,199)
Total accumulated amortization	(146,233)	(115,599)
Net amortizable intangible assets	666,410	321,738
Indefinite-lived intangible assets — FCC licenses	354,615	157,215
Total other intangible assets	$1,021,025	$478,953

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to an other intangible asset.

Estimated amortization expense of intangible assets for each of the next five years is $14.9 million for the remainder of 2019, $55.9 million in 2020, $53.1 million in 2021, $48.3 million in 2022, $43.3 million in 2023, $41.5 million in 2024 and $409.4 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2019	As of December 31, 2018

Revolving credit facility	$20,000	$—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	—
Term loan B	294,000	296,250
Term loan B-1	761,175	—
Total outstanding principal	1,975,175	696,250
Less: Debt issuance costs and issuance discounts	(38,959)	(7,486)
Less: Current portion	(10,650)	(3,000)
Net carrying value of long-term debt	$1,925,566	$685,764
Fair value of long-term debt *	$1,985,788	$662,844
* Fair values of the 2025 and 2027 Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

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

2027 Senior Unsecured Notes

On July 26, 2019, our wholly-owned subsidiary, Scripps Escrow, Inc. ("Scripps Escrow"), issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were released from Escrow on September 19, 2019 upon closing the acquisition of eight television stations from Nexstar. A portion of the proceeds from these 2027 Senior Notes and the incremental term loan B-1 proceeds were used to finance these stations acquired from Nexstar. The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15, commencing on January 15, 2020. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

We incurred approximately $10.7 million of deferred financing costs in connection with the issuance of the 2027 Senior Notes, which are being amortized over the life of the notes.

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

Our Financing Agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of September 30, 2019, we were not required to make any additional principal payments for excess cash flow.

As of September 30, 2019 and December 31, 2018, the interest rate on the term loan B was 4.04% and 4.34%, respectively. The weighted-average interest rate on the term loan B was 4.25% for the nine months ended September 30, 2019.

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

Of the $765 million raised under the term loan B-1, $525 million of the proceeds were used to fund the Cordillera acquisition and pay related fees and expenses, which closed on May 1, 2019. The remaining proceeds financed a portion of the acquisition of eight broadcast television stations from the Nexstar transaction with Tribune Media Company, which closed on September 19, 2019.

As of September 30, 2019, the interest rate on the term loan B-1 was 4.79%. The weighted-average interest rate on the term loan B-1 was 5.00% for the months it was outstanding during 2019.

Revolving Credit Facility

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of September 30, 2019, we had $20 million outstanding under the revolving credit facility with an interest rate of 4.29%. The weighted-average interest rate over the period during which we had a drawn revolver balance was 4.33%.

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

As of September 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $6.0 million and $0.1 million, respectively, under the revolving credit facility.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2019	As of December 31, 2018

Employee compensation and benefits	$20,730	$19,775
Deferred FCC repack income	32,938	20,620
Programming liability	50,262	43,825
Liability for pension benefits	186,768	198,444
Liabilities for uncertain tax positions	776	811
Other	10,061	11,067
Other liabilities (less current portion)	$301,535	$294,542

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Accounts receivable	$(22,567)	$(9,317)
Other current assets	(7,508)	(5,219)
Accounts payable	15,156	14,154
Accrued employee compensation and benefits	(5,119)	(6,320)
Other accrued liabilities	6,583	6,322
Unearned revenue	(2,511)	10,339
Other, net	(18,011)	281
Total	$(33,977)	$10,240

12. Employee Benefit Plans

We sponsor a noncontributory defined benefit pension plan and non-qualified Supplemental Executive Retirement Plans ("SERPs"). The accrual for future benefits has been frozen in our defined benefit pension plan and SERPs.

We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan.

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Interest cost	$5,865	$5,962	$17,465	$17,812
Expected return on plan assets, net of expenses	(4,865)	(5,734)	(14,981)	(17,199)
Amortization of actuarial loss and prior service cost	823	1,026	1,967	2,867
Total for defined benefit pension plans	1,823	1,254	4,451	3,480
Multi-employer plans	4	50	103	141
SERPs	248	2,275	756	2,826
Defined contribution plan	2,743	2,137	7,433	6,908
Net periodic benefit cost	4,818	5,716	12,743	13,355
Allocated to discontinued operations	—	(132)	—	(509)
Net periodic benefit cost — continuing operations	$4,818	$5,584	$12,743	$12,846

We contributed $0.9 million to fund current benefit payments for our SERPs and $13.8 million for our defined benefit pension plan during the nine months ended September 30, 2019. During the remainder of 2019, we anticipate contributing an additional $0.3 million to fund the SERPs' benefit payments and an additional $4.8 million to fund our qualified defined benefit pension plan.

In the third quarter of 2018, we recognized a $2.0 million settlement charge related to lump-sum distributions from our SERP. Settlement charges are recorded when total lump-sum distributions for a plan's year exceed the total projected service cost and interest cost for that plan year.

13. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis on which our chief operating decision maker makes resource-allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of eighteen ABC affiliates, eleven NBC affiliates, nine CBS affiliates, four FOX affiliates, two MyNetworkTV affiliates, five CW affiliate, two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Segment operating revenues:
Local Media	$252,392	$230,734	$692,494	$636,041
National Media	97,205	71,761	283,028	200,708
Other	180	231	3,913	3,563
Total operating revenues	$349,777	$302,726	$979,435	$840,312
Segment profit (loss):
Local Media	$49,678	$67,416	$138,180	$152,403
National Media	5,250	2,838	16,764	6,910
Other	(1,270)	(1,267)	(3,188)	(3,161)
Shared services and corporate	(14,167)	(12,370)	(43,444)	(40,104)
Acquisition and related integration costs	(16,736)	(332)	(23,004)	(332)
Restructuring costs	(27)	(863)	(1,922)	(7,000)
Depreciation and amortization of intangible assets	(22,241)	(15,598)	(60,270)	(46,400)
Gains (losses), net on disposal of property and equipment	11	501	(306)	(150)
Interest expense	(26,537)	(9,003)	(53,476)	(27,041)
Defined benefit pension plan expense	(2,071)	(3,529)	(5,207)	(6,306)
Miscellaneous, net	2,042	(546)	1,611	(535)
Income (loss) from continuing operations before income taxes	$(26,068)	$27,247	$(34,262)	$28,284
Depreciation:
Local Media	$8,197	$8,004	$24,179	$22,891
National Media	1,420	273	3,622	503
Other	43	37	120	113
Shared services and corporate	360	313	1,069	1,109
Total depreciation	$10,020	$8,627	$28,990	$24,616
Amortization of intangible assets:
Local Media	$7,438	$3,706	$16,864	$11,116
National Media	4,445	2,927	13,401	9,653
Shared services and corporate	338	338	1,015	1,015
Total amortization of intangible assets	$12,221	$6,971	$31,280	$21,784
Additions to property and equipment:
Local Media	$8,460	$8,156	$30,351	$28,269
National Media	2,184	5,625	10,820	11,350
Other	308	—	518	—
Shared services and corporate	374	—	980	73
Total additions to property and equipment	$11,326	$13,781	$42,669	$39,692

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Operating revenues:
Core advertising	$214,981	$165,587	$598,828	$511,434
Political	5,037	40,018	8,033	57,484
Retransmission and carriage	97,128	79,673	277,736	225,391
Other	32,631	17,448	94,838	46,003
Total operating revenues	$349,777	$302,726	$979,435	$840,312

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
During the nine months ended September 30, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. Excluding the shares repurchased under the ASR, during the nine months ended September 30, 2018, we repurchased $5.3 million of shares at prices ranging from $13.29 to $16.86 per share. At September 30, 2019, $49.7 million remained under this authorization.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2019	$(94,444)	$(32)	$(94,476)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $218(a)	648	—	648
Net current-period other comprehensive income (loss)	648	—	648
Ending balance, September 30, 2019	$(93,796)	$(32)	$(93,828)

	Three Months Ended September 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2018	$(101,475)	$33	$(101,442)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $777(a)	2,316	—	2,316
Net current-period other comprehensive income (loss)	2,316	—	2,316
Ending balance, September 30, 2018	$(99,159)	$33	$(99,126)

	Nine Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $528(a)	1,569	—	1,569
Net current-period other comprehensive income (loss)	1,569	—	1,569
Ending balance, September 30, 2019	$(93,796)	$(32)	$(93,828)

	Nine Months Ended September 30, 2018
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $1,274(a)	3,796	—	3,796
Net current-period other comprehensive income (loss)	3,796	—	3,796
Ending balance, September 30, 2018	$(99,159)	$33	$(99,126)
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
Operating results of our discontinued radio operations were as follows:

(in thousands)	Three Months Ended September 30, 2018	Nine months ended September 30, 2018

Operating revenues	$13,456	$44,141
Total costs and expenses	(14,511)	(39,448)
Impairment of goodwill and intangible assets	—	(25,900)
Other, net	—	(157)
Loss from discontinued operations before income taxes	(1,055)	(21,364)
Provision (benefit) for income taxes	(147)	990
Net loss from discontinued operations	$(908)	$(22,354)

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are the fourth-largest independent owner of local television stations, with 60 stations in 42 markets that reach about 31% of U.S. television households. Recent acquisitions have strengthened our economic durability, quadrupled the number of No.1 and No.2-ranked stations we operate and more than doubled the number of markets where we operate two stations. We have further expanded our attractive political advertising footprint and added new large markets. We now own 26 stations in the top 50 Nielsen DMAs. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks.

Effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. On May 1, 2019, we acquired from Cordillera Communications, Inc. 15 television stations serving 10 markets. On September 19, 2019, we acquired eight television stations in seven markets from the Nexstar Media Group, Inc. transaction with Tribune Media Company. In order to fund these acquisitions, we issued a $765 million term loan B in May 2019 and $500 million of senior unsecured notes in July 2019. As a result, our primary focus is now on integrating the stations we acquired and paying down our outstanding debt.

In our National Media division, we operate national brands including podcast industry-leader Stitcher and its advertising network Midroll Media; next-generation national news network Newsy; five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery - that make up the Katz Networks; and Triton, a global leader in digital audio technology and measurement services. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

We are committed to the continued investment in our national media businesses for long-term growth. We continue to increase our Newsy audience, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content. On May 8, 2019, Court TV launched as a fifth over-the-air network operated by Katz, available for cable, satellite and over-the-air and over-the-top carriage. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. On June 10, 2019, we completed the acquisition of Omny Studio, which is a Melbourne, Australia-based podcasting software-as-a-service company now operating as part of Triton. On September 30, 2019, Katz rebranded its popular and widely available network, Escape, as Court TV Mystery, which targets women 25-54 with programming anchored in true-crime.

Additionally, we deliver value to shareholders through our quarterly 5 cents per share dividend. Dividends paid totaled $4.2 million for the third quarter of 2019 and $12.3 million for the nine months ended September 30, 2019. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors. We have suspended our share repurchase program while we pay down our outstanding debt.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Operating revenues	$349,777	15.5%	$302,726	$979,435	16.6%	$840,312
Employee compensation and benefits	(124,667)	29.7%	(96,129)	(350,472)	21.0%	(289,689)
Programming	(113,998)	25.5%	(90,832)	(314,863)	21.7%	(258,622)
Other expenses	(71,621)	21.1%	(59,148)	(205,788)	17.0%	(175,953)
Acquisition and related integration costs	(16,736)		(332)	(23,004)		(332)
Restructuring costs	(27)		(863)	(1,922)		(7,000)
Depreciation and amortization of intangible assets	(22,241)		(15,598)	(60,270)		(46,400)
Gains (losses), net on disposal of property and equipment	11		501	(306)		(150)
Operating income	498		40,325	22,810		62,166
Interest expense	(26,537)		(9,003)	(53,476)		(27,041)
Defined benefit pension plan expense	(2,071)		(3,529)	(5,207)		(6,306)
Miscellaneous, net	2,042		(546)	1,611		(535)
Income (loss) from continuing operations before income taxes	(26,068)		27,247	(34,262)		28,284
(Provision) benefit for income taxes	4,305		(7,208)	5,319		(8,160)
Income (loss) from continuing operations, net of tax	(21,763)		20,039	(28,943)		20,124
Loss from discontinued operations, net of tax	—		(908)	—		(22,354)
Net income (loss)	(21,763)		19,131	(28,943)		(2,230)
Income (loss) attributable to noncontrolling interest	166		—	166		(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(21,929)		$19,131	$(29,109)		$(1,598)

On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction; on May 1, 2019, we acquired 15 television stations from Cordillera; effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida; and on November 30, 2018, we acquired Triton. These are referred to as the "acquired operations" in the discussion that follows. The inclusion of operating results from these businesses for the periods subsequent to their acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $47.1 million or 16% in the third quarter of 2019 and $139 million or 17% in the first nine months of 2019 when compared to prior periods. Excluding the acquired operations, operating revenues decreased 6.0% in the quarter, but increased 2.0% in the year-to-date period. The quarterly decrease was driven by lower political revenues in a non-election year, offset by growth within our National Media businesses. The increase in the year-to-date period was due to higher retransmission revenues in our Local Media group and overall growth within our other National Media businesses.

Employee compensation and benefits increased $28.5 million or 30% in the third quarter of 2019 and $60.8 million or 21% in the first nine months of 2019 when compared to prior periods. Excluding the acquired operations, employee compensation and benefits increased 7.5% and 6.7% in the quarter and year-to-date periods, respectively, primarily driven by the expansion of our National Media group.

Programming expense increased $23.2 million or 26% in the third quarter of 2019 and $56.2 million or 22% in the first nine months of 2019 when compared to prior periods. Excluding the acquired operations, programming expense increased 10% and 13% in the quarter and year-to-date periods, respectively, due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media businesses, Katz and Stitcher.

Other expenses increased $12.5 million or 21% in the third quarter of 2019 and $29.8 million or 17% in the first nine months of 2019 when compared to prior periods. Excluding the acquired operations, other expenses increased 6.0% in both the quarter and year-to-date periods, respectively, primarily driven by increases in marketing and promotion costs for our national brands, mainly Newsy and Stitcher.

Acquisition and related integration costs of $16.7 million in the third quarter of 2019 and $23.0 million in the first nine months of 2019 reflect investment banking and legal fees incurred to complete the current year acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

Restructuring costs were less than $0.1 million in the third quarter of 2019 and $0.9 million in the third quarter of 2018. For the nine months ended 2019 and 2018, restructuring costs were $1.9 million and $7.0 million, respectively. These restructuring charges reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $46.4 million in 2018 to $60.3 million in 2019 due to the acquired operations.

Interest expense increased in 2019 due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The effective income tax rate was 16% and 29% for the nine months ended September 30, 2019 and 2018, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense on share-based compensation. Our tax provisions include a $0.8 million benefit in 2019 and $1.0 million expense in 2018 from the exercise and vesting of share-based compensation awards.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Local Media	$252,392	9.4%	$230,734	$692,494	8.9%	$636,041
National Media	97,205	35.5%	71,761	283,028	41.0%	200,708
Other	180	(22.1)%	231	3,913	9.8%	3,563
Total operating revenues	$349,777	15.5%	$302,726	$979,435	16.6%	$840,312
Segment profit (loss):
Local Media	$49,678	(26.3)%	$67,416	$138,180	(9.3)%	$152,403
National Media	5,250	85.0%	2,838	16,764		6,910
Other	(1,270)	0.2%	(1,267)	(3,188)	0.9%	(3,161)
Shared services and corporate	(14,167)	14.5%	(12,370)	(43,444)	8.3%	(40,104)
Acquisition and related integration costs	(16,736)		(332)	(23,004)		(332)
Restructuring costs	(27)		(863)	(1,922)		(7,000)
Depreciation and amortization of intangible assets	(22,241)		(15,598)	(60,270)		(46,400)
Gains (losses), net on disposal of property and equipment	11		501	(306)		(150)
Interest expense	(26,537)		(9,003)	(53,476)		(27,041)
Defined benefit pension plan expense	(2,071)		(3,529)	(5,207)		(6,306)
Miscellaneous, net	2,042		(546)	1,611		(535)
Income (loss) from continuing operations before income taxes	$(26,068)		$27,247	$(34,262)		$28,284

Local Media — Our Local Media segment includes our local broadcast stations and their related digital operations. It is comprised of eighteen ABC affiliates, eleven NBC affiliates, nine CBS affiliates, four FOX affiliates, two MyNetworkTV affiliates, five CW affiliates, two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as YouTubeTV, DirectTV Now and Sony Vue.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Core advertising	$148,209	36.1%	$108,925	$401,351	15.9%	$346,250
Political	5,038		40,018	8,033		57,484
Retransmission	95,174	20.8%	78,759	272,015	21.7%	223,556
Other	3,971	31.0%	3,032	11,095	26.8%	8,751
Total operating revenues	252,392	9.4%	230,734	692,494	8.9%	636,041
Segment costs and expenses:
Employee compensation and benefits	91,967	29.8%	70,862	249,668	15.4%	216,432
Programming	70,351	23.1%	57,156	192,824	17.8%	163,644
Other expenses	40,396	14.4%	35,300	111,822	8.0%	103,562
Total costs and expenses	202,714	24.1%	163,318	554,314	14.6%	483,638
Segment profit	$49,678	(26.3)%	$67,416	$138,180	(9.3)%	$152,403

On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction; on May 1, 2019, we acquired 15 television stations from Cordillera; and effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. These stations are referred to as the "acquired stations" in the discussion that follows. The inclusion of operating results from these stations for the periods subsequent to their acquisition impacts the comparability of our Local Media segment operating results.
Revenues

Total Local Media revenues increased $21.7 million or 9.4% in the third quarter of 2019 and $56.5 million or 8.9% in the first nine months of 2019 when compared to prior periods. Excluding the acquired stations, Local Media revenues decreased 15% and 5.6% in the quarter and year-to-date periods, respectively. The decrease in revenue for the third quarter of 2019 was driven by lower political revenues in a non-election year, offset by a 3.5% increase in core advertising revenue due to political displacement in the prior year-quarter. Retransmission revenue remained flat, while other revenue increased 7.2%. The decrease in revenue in the first nine months of 2019 was also primarily driven by lower political revenues. Core advertising decreased 1% due to the fact that 2018 included Winter Olympics and Super Bowl advertising on our five NBC-affiliated stations, whereas 2019 only included Super Bowl advertising on our two CBS-affiliated stations. Additionally, in 2018, the NBA finals included the Cleveland Cavaliers, while the 2019 NBA finals did not include any teams in our markets. These year-to-date decreases were offset by higher retransmission revenues and other revenues.

Costs and expenses

Employee compensation and benefits increased $21.1 million or 30% in the third quarter of 2019 and $33.2 million or 15% in the first nine months of 2019 when compared to prior periods, mainly due to the acquired stations.

Programming expense increased $13.2 million or 23% in the third quarter of 2019 and $29.2 million or 18% in the first nine months of 2019 when compared to prior periods. Excluding the acquired stations, programming expense decreased 1% and increased 4% in the quarter and year-to-date periods, respectively. The decrease in programming expense for the 2019 quarter reflects the winding down of our original programming show, Pickler & Ben, that was not renewed for a third season. The increase in programming expense in the year-to-date period was primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

Other expenses increased $5.1 million or 14% in the third quarter of 2019 and $8.3 million or 8.0% in the first nine months of 2019 when compared to prior periods, due to the acquired stations. Excluding the acquired stations, other expenses decreased 4% in both the quarter and year-to-date periods.

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
Operating results for our National Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	Change	2018	2019	Change	2018

Segment operating revenues:
Katz	$55,546	19.4%	$46,537	$162,446	19.3%	$136,184
Stitcher	18,937	41.4%	13,392	51,108	48.8%	34,347
Newsy	9,945	75.1%	5,681	29,718	93.7%	15,344
Triton	10,031		—	30,395		—
Other	2,746	(55.4)%	6,151	9,361	(36.9)%	14,833
Total operating revenues	97,205	35.5%	71,761	283,028	41.0%	200,708
Segment costs and expenses:
Employee compensation and benefits	22,185	49.4%	14,852	64,219	55.7%	41,246
Programming	43,646	29.6%	33,676	122,178	28.6%	94,978
Other expenses	26,124	28.1%	20,395	79,867	38.7%	57,574
Total costs and expenses	91,955	33.4%	68,923	266,264	37.4%	193,798
Segment profit	$5,250	85.0%	$2,838	$16,764		$6,910

Triton was acquired on November 30, 2018 and the inclusion of operating results from this business for the periods subsequent to its acquisition impacts the comparability of our National Media segment operating results.

Revenues

National Media revenues increased $25.4 million or 35% in the third quarter of 2019 and $82.3 million or 41% in the first nine months of 2019 when compared to prior periods. Triton accounted for $10.0 million and $30.4 million of the quarterly and year-to-date increases, respectively. The remainder of the increase came from growth in the other National Media brands. Katz's revenues increased as a result of growth on all of its networks. Stitcher's revenues increased due to advertising growth from existing podcasts, as well as the addition of new titles to its portfolio. Newsy's revenues increased primarily from the growth of advertising on over-the-top platforms. Newsy revenue growth is expected to moderate in the fourth quarter due to more difficult comparisons in the prior year period.

Costs and expenses

Employee compensation and benefits increased $7.3 million or 49% in the third quarter of 2019 and $23.0 million or 56% in the first nine months of 2019 when compared to prior periods. Excluding the impact of Triton, employee compensation and benefits increased 26% and 30% in the quarter-to-date and year-to-date periods, respectively, mainly attributable to the hiring of personnel to support the growth of our national brands, as well as higher bonus and commission expenses tied to revenue performance.

Programming expense increased $10.0 million or 30% in the third quarter of 2019 and $27.2 million or 29% in the first nine months of 2019 when compared to prior periods. Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all of the Katz networks and the additional programming costs for our podcast business.

Other expenses increased $5.7 million or 28% in the third quarter of 2019 and $22.3 million or 39% in the first nine months of 2019 when compared to prior periods. Excluding the impact of Triton, other expenses increased 16% and 26% in the quarter-to-date and year-to-date periods, respectively, primarily due to increased marketing, promotion and occupancy costs incurred to support the growth of our national brands.

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

Operating activities

Cash flows from operating activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$(28,943)	$20,124
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	60,270	46,400
(Gain)/loss on sale of property and equipment	306	150
Programming assets and liabilities	7,649	(10,775)
Deferred income taxes	(5,284)	3,072
Stock and deferred compensation plans	11,524	10,128
Pension expense, net of contributions	(9,630)	(13,261)
Other changes in certain working capital accounts, net	(33,977)	10,240
Miscellaneous, net	9,092	(1,168)
Net cash provided by operating activities from continuing operations	11,007	64,910
Net cash provided by operating activities from discontinued operations	—	8,878
Net operating activities	$11,007	$73,788

In 2019 and 2018, cash provided by operating activities from continuing operations was $11.0 million and $64.9 million, respectively. Cash provided by operating activities declined year-over-year from a $7.7 million decrease in segment profit and a $22 million increase in interest payments due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions. Additionally, changes in working capital accounts decreased year-over-year cash provided by operating activities by $44 million. These declines were partially offset by a year-over-year reduction in the cash outlay related to our programming, pension contributions and restructuring activities.

One of the main factors contributing to the increase in cash used for working capital accounts was the timing of payments received on accounts receivable. Retransmission revenue was $17.5 million higher in the third quarter of 2019 compared to third quarter of 2018, and since our retransmission partners tend to pay on a 90 to 120-day lag, this caused an increase in accounts receivable. Another factor contributing to the increase in cash used for working capital accounts was the $11 million tax payment made in the second quarter of 2019 related to the sale of our radio stations. Additionally, in 2018, we received $10 million of advance payments for political advertising, with no comparable amount in 2019.

Investing activities

Cash flows from investing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(1,190,631)	$—
Acquisition of intangible assets	(24,475)	(7,229)
Additions to property and equipment	(41,775)	(39,279)
Purchase of investments	(1,453)	(79)
Proceeds from FCC repack	3,965	946
Miscellaneous, net	(41)	2,307
Net cash used in investing activities from continuing operations	(1,254,410)	(43,334)
Net cash used in investing activities from discontinued operations	—	(1,044)
Net investing activities	$(1,254,410)	$(44,378)

In 2019 and 2018, we used $1.3 billion and $43.3 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from investing activities from continuing operations for the periods presented are described below.

•
During 2019, we acquired television stations owned by Raycom Media for $55 million in cash, we acquired 15 television stations owned by Cordillera Communications, LLC for $521 million in cash, plus an estimated working capital adjustment of $23.9 million, we completed the acquisition of Omny Studio for a cash purchase price of $8.5 million and we acquired eight television stations from the Nexstar-Tribune transactions for $582 million.

•
In April of 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash, the majority of which were intangible assets. In 2018, we paid $7.2 million in cash to acquire cable and satellite carriage rights for Newsy.

•
Capital expenditures increased $2.5 million year-over-year due to an increase in spending at Katz for its new network, Court TV, which launched in May of 2019, partially offset by a decrease in year-over-year FCC repack expenditures.

•	In 2019 and 2018, we received $4.0 million and $0.9 million, respectively, in proceeds from the FCC repacking process.

Congress authorized the FCC to conduct so-called “incentive auctions” to auction and re-purpose broadcast television spectrum for mobile broadband use. In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals as viewed in their markets. Twenty-six of our current full power stations (including nine from recent acquisitions) have been assigned to new channels. The legislation authorizing the incentive auction and repack provides the FCC with up to a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect the FCC fund will be sufficient to cover the costs we would expect to incur for the repack and that our only potential funding risks would be limited to any disagreements with the FCC over reimbursement of expenditures incurred. Reimbursements provided by the FCC are recognized as the cash is received.
We have spent $33.3 million to date on FCC repack and expect to incur expenditures through the end of 2020. We have received total reimbursement proceeds from the FCC of $5.5 million as of September 30, 2019.

Financing activities
Cash flows from financing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash Flows from Financing Activities:
Proceeds from long-term debt	$1,281,175	$—
Payments on long-term debt	(6,075)	(4,906)
Deferred financing costs	(31,295)	—
Dividends paid	(12,274)	(12,362)
Repurchase of Class A Common shares	(584)	(30,270)
Proceeds from exercise of stock options	—	1,857
Tax payments related to shares withheld for RSU vesting	(3,716)	(2,520)
Miscellaneous, net	(4,437)	(165)
Net cash provided by (used in) financing activities from continuing operations	$1,222,794	$(48,366)

In 2019, cash provided by financing activities from continuing operations was $1.2 billion and in 2018, we used $48.4 million in cash for financing activities from continuing operations. The primary factors impacting our cash flows from financing activities are described below.
Our current share repurchase program allows the purchase of up to $100 million of our Class A Common shares through March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. We repurchased $0.6 million of shares during the first nine months of 2019. In August 2018, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase the Company's common stock. During the first nine months of 2018, we repurchased $30.3 million of shares, of which, $25 million was under the ASR agreement. At September 30, 2019, $49.7 million remains available for repurchase under our share repurchase program. We have suspended our share repurchase program while we pay down our outstanding debt.

We paid quarterly dividends of 5 cents per share, totaling $12.3 million and $12.4 million in the 2019 and 2018 year-to-date periods, respectively. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.

We have $400 million of senior unsecured notes that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We also have $500 million aggregate principal amount senior unsecured notes that mature on July 15, 2027, which bear interest at a rate of 5.875% per annum. Additionally, we have a $300 million term loan B that matures in October 2024. Following an amendment to the term loan on April 4, 2018, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the company’s total net leverage, as defined by the amended agreement, is below 2.75. The term loan requires annual principal payments of $3 million. On May 1, 2019, we issued a $765 million term loan B ("term loan B-1") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. The term loan B-1 requires annual principal payments of $7.7 million.

We have a revolving credit facility ("Revolving Credit Facility") with a capacity of $210 million that matures in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio ranging from 1.75% to 2.50%. As of September 30, 2019, we had $20 million outstanding under the revolving credit facility with an interest rate of 4.29%. There were no outstanding borrowings under the revolving credit agreement at December 31, 2018. The revolving credit agreement includes certain financial covenants which we were in compliance with for all periods presented.

Our financing agreement includes the maintenance of a net leverage ratio if we borrow on the Revolving Credit Facility. The term loan B requires that if we borrow additional amounts or make a permitted acquisition that we cannot exceed a stipulated net leverage ratio on a pro forma basis at the date of the transaction. We were in compliance with all financial covenants in the financing agreement at September 30, 2019, and December 31, 2018.

Our financing agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of September 30, 2019, we were not required to make additional principal payments for excess cash flow.

Our $55 million acquisition of Waco, Texas and Tallahassee, Florida television stations, which closed in the first quarter of 2019, was financed through cash on hand at time of the closing. Our $521 million acquisition of Cordillera Communications, LLC, which closed on May 1, 2019, was financed with the $765 million term loan B-1, of which $240 million of the proceeds were used for financing a portion of the Nexstar-Tribune stations acquisition. The Nexstar-Tribune stations acquisition closed on September 19, 2019 for total consideration of $582 million. The purchase price and other related costs associated with the transaction were financed from a combination of the incremental term loan B proceeds and a portion of the $500 million of senior unsecured notes issued on July 26, 2019. Additionally, the capacity for our revolving credit facility increased to $210 million upon closing.

Other
We expect to contribute approximately $5.1 million during the remainder of 2019 to fund our defined benefit pension plan and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$20,000	$20,000	$—	$—
Senior unsecured notes, due in 2025	400,000	402,600	400,000	374,000
Senior unsecured notes, due in 2027	500,000	509,850	—	—
Term loan B	294,000	292,163	296,250	288,844
Term loan B-1	761,175	761,175	—	—
Long-term debt, including current portion	$1,975,175	$1,985,788	$696,250	$662,844

Financial instruments subject to market value risk:
Investments held at cost	$4,372	(a)	$4,114	(a)

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
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, during the third quarter of 2019, we completed the implementation of various financial system applications across the Company. As these financial system applications are implemented, they become a significant component of our internal control over financial reporting. Except for the ongoing implementation of these financial system applications, there were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. We acquired Triton Digital Canada, Inc. on November 30, 2018; the Raycom Media television stations KXXV/KRHD and WTXL effective January 1, 2019; 15 television stations from Cordillera Communications, LLC on May 1, 2019; and eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company on September 19, 2019, and have excluded these businesses from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended September 30, 2019. The acquired operations have total assets of approximately $1.5 billion, or 42% of our total assets as of September 30, 2019 and revenues of $122.5 million, or 12.5% of our total revenues for the nine months ended September 30, 2019.