Form 10-K
period 2019-12-31
E.W. SCRIPPS Co
filed 2020-02-28
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-10701
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
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $15.29 per share closing price for such stock on June 30, 2019, was approximately $820,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2020, there were 69,051,928 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2020 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2019

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
We are an 141-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of local television stations and their associated digital media products. We are the fourth-largest independent owner of local television stations, with 60 stations in 42 markets that reach about 31% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. In our National Media division, we operate national brands including podcast industry-leader Stitcher and its advertising network Midroll Media; next-generation national news network Newsy; five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery - that make up the Katz Networks; and Triton, a global leader in digital audio technology and measurement services. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. For a full listing of our outlets, visit http://www.scripps.com.
In our Local Media division, recent acquisitions have strengthened our economic durability, quadrupled the number of No.1 and No.2-ranked stations we operate and more than doubled the number of markets where we operate two stations. We have further expanded our attractive political advertising footprint and added new large markets. We now own 26 stations in the top 50 Nielsen Designated Market Areas. Effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. On May 1, 2019, we acquired from Cordillera Communications, Inc. 15 television stations serving 10 markets. On September 19, 2019, we acquired eight television stations in seven markets from the Nexstar Media Group, Inc. transaction with Tribune Media Company. In order to fund these acquisitions, we issued a $765 million term loan B in May 2019 and $500 million of senior unsecured notes in July 2019. As a result, our focus is now on integrating the stations we acquired.

We are committed to the continued investment in our national media businesses for long-term growth. We continue to increase our Newsy audience, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content. On May 8, 2019, Court TV launched as a fifth over-the-air network operated by Katz, available for cable, satellite and over-the-air and over-the-top carriage. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. On June 10, 2019, we completed the acquisition of Omny Studio, which is a Melbourne, Australia-based podcasting software-as-a-service company now operating as part of Triton. On September 30, 2019, Katz rebranded its popular and widely available network, Escape, as Court TV Mystery, which targets women 25-54 with programming anchored in true-crime. These rapidly growing national media brands are attracting large audiences and new advertisers.

Additionally, we deliver value to shareholders through our quarterly 5 cents per share dividend. Dividends paid totaled $16.4 million during 2019. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

LOCAL MEDIA
Our Local Media segment is comprised of our 60 local broadcast television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Today, our television station group reaches approximately 31% of the nation’s television households and includes 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 13 CW affiliates - five on full power stations and eight on multicast; two MyNetwork TV affiliates; two independent stations and nine additional low power stations.
We produce high-quality news, information and entertainment content that informs and engages our local communities. We distribute our content on multiple platforms, including broadcast, digital, mobile, social and over-the-top (OTT). It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across various digital platforms allows us to expand our audiences beyond traditional broadcast television.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to balance syndicated programming with original programming that we control. We believe this strategy improves our Local Media division's financial performance. Original shows we produce ourselves or in partnership with others include:

•	The List, an Emmy-award winning infotainment show, is available in 32 markets reaching viewers in approximately 25 percent of the country.

•
The Race is a weekly show that focuses on the issues impacting Americans as we close in on the 2020 election. We avoid the political fights of the day and travel coast to coast talking to Americans about their lives. This show is available in more than 50 markets.

•	RightThisMinute is a daily entertainment program featuring consumer-generated viral videos. RightThisMinute reaches nearly 97 percent of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)

WPIX-TV	New York, Ch. 11	CW/11	2021	2023	1	26	7	6.4%	2
KNXV-TV	Phoenix, Ch. 15	ABC/15	2022	2022	11	19	3	1.8%	5
KASW -TV	Phoenix, Ch. 61	CW/27	2021	2022	11	19	7	1.8%	1
WFTS-TV	Tampa, Ch. 28	ABC/29	2022	2021	12	15	4	1.7%	4
WMYD-TV	Detroit, Ch. 20	MY/21	2020	2021	14	10	6	1.6%	1
WXYZ-TV	Detroit, Ch. 7	ABC/41	2022	2021	14	10	3	1.6%	9
WSFL-TV	Miami, Ch. 39	CW/27	2021	2021	16	15	7	1.5%	1
KMGH-TV	Denver, Ch. 7	ABC/7	2022	2022	17	21	4	1.4%	5
WEWS-TV	Cleveland, Ch. 5	ABC/15	2022	2021	19	12	2	1.3%	8
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2022	2021	25	15	4	1.0%	5
WMAR-TV	Baltimore, Ch. 2	ABC/38	2022	2020	26	8	4	1.0%	3
WTVF-TV	Nashville, Ch. 5	CBS/25	2021	2021	28	11	1	0.9%	13
KGTV-TV	San Diego, Ch. 10	ABC/10	2022	2022	29	16	4	0.9%	5
KSTU-TV	Salt Lake City, Ch. 13	FOX/28	2022	2022	30	17	2	0.9%	8
KMCI-TV	Kansas City, Ch. 38	Ind./41	N/A	2022	32	12	6	0.8%	1
KSHB-TV	Kansas City, Ch. 41	NBC/42	2021	2022	32	12	4	0.8%	7
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2021	2021	35	13	4	0.8%	7
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2021	2021	36	12	1	0.8%	9
WHDT-TV	W. Palm Beach, Ch. 9	Ind/34	N/A	2021	36	13	10	0.8%	N/A
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2022	2021	37	6	3	0.8%	7
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2022	2022	39	12	4	0.7%	4
WGNT-TV	Norfolk, Ch. 27	CW/50	2021	2020	42	11	5	0.6%	3
WTKR-TV	Norfolk, Ch. 3	CBS/40	2022	2020	42	11	1	0.6%	9
WXMI-TV	Grand Rapids, Ch. 17	FOX/19	2022	2021	45	9	3	0.6%	8
WKBW-TV	Buffalo, Ch. 7	ABC/38	2022	2023	52	9	3	0.5%	5
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2022	2021	53	10	3	0.5%	6
WTVR-TV	Richmond, Ch. 6	CBS/25	2022	2020	54	8	1	0.5%	9
KJRH-TV	Tulsa, Ch. 2	NBC/8	2021	2022	58	13	4	0.5%	5
WLEX-TV	Lexington, Ch. 18	NBC/39	2021	2021	64	7	2	0.4%	10
KWBA-TV	Tucson, Ch. 58	CW/44	2021	2022	65	12	8	0.4%	1
KGUN-TV	Tucson, Ch. 9	ABC/9	2022	2022	65	12	4	0.4%	5
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2021	2021	67	6	4	0.4%	5
WACY-TV	Green Bay/Appleton, Ch. 32	MY/27	2020	2021	67	6	6	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2022	2022	71	6	3	0.4%	7
KXXV-TV	Waco, Ch.25	ABC/26	2020	2022	82	9	3	0.3%	6
KOAA-TV	Colorado Springs, Ch.5	NBC/42	2021	2022	85	8	2	0.3%	8
KIVI-TV	Boise, Ch. 6	ABC/24	2022	2022	102	5	4	0.2%	5
WTXL-TV	Tallahassee, Ch. 27	ABC/27	2020	2021	109	7	2	0.2%	4
WSYM-TV	Lansing, Ch. 47	FOX/38	2022	2021	112	7	3	0.2%	6
KATC-TV	Lafayette, Ch. 3	ABC/28	2022	2021	123	6	2	0.2%	8
KERO-TV	Bakersfield, Ch. 23	ABC/10	2022	2022	125	8	4	0.2%	4
KSBY-TV	San Luis Obispo, Ch. 6	NBC/15	2021	2022	126	11	1	0.2%	9
KRIS-TV	Corpus Christi, Ch. 6	NBC/13	2021	2022	128	9	2	0.2%	12
KPAX-TV	Missoula, Ch. 8	CBS/7	2021	2022	163	6	1	0.1%	11
KTVQ-TV	Billings, Ch. 2	CBS/10	2021	2022	168	6	1	0.1%	19
KXLF-TV	Butte-Bozeman, Ch. 4	CBS/5	2021	2022	186	4	1	0.1%	17
KRTV-TV	Great Falls, Ch. 3	CBS/7	2021	2022	192	5	1	0.1%	22
KTVH-TV	Helena, Ch. 12	NBC/12	2021	2022	205	4	1	—%	16

All market and audience data is based on the October 2019 Nielsen survey and 2020 Nielson HH Universe Estimates. Share includes live viewing plus 7 days of viewing on DVR.

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
Additionally, we operate 11 low-power stations and one full-power satellite station.

Revenue cycles and sources

Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast spots, as well as digital and OTT advertising. Our core advertising revenues accounted for 59% of our Local Media segment’s revenues in 2019. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) or other advocacy groups. Political advertising revenues were 2% of our Local Media segment's revenues in 2019.

Political advertising revenues increase significantly during even-numbered years when local, state and federal elections occur. In addition, every four years, political spending is typically elevated further due to the advertising for the presidential election. Because of the cyclical nature of each political election cycle, there has been a significant difference in our operating results when comparing the performance in even-numbered years to that in odd-numbered years. Additionally, our operating results are impacted by the number, importance and competitiveness of individual political races and issues discussed in our local markets.

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 37% of our Local Media segment's revenues in 2019. The MVPDs are cable operators, telecommunication companies and satellite carriers who pay us to offer our programming to their customers. We expect to renew MVPD contracts covering 41% of our subscriber base in 2020 and an additional 18% by the end of 2021. In addition to the renewals for 2020, we will begin to receive retransmission fees from Comcast for nine of our television stations for which we have historically received little to no compensation. We also receive fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now. The fees we receive from our retransmission consent agreements are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
Expenses
Employee costs accounted for 45% of our Local Media segment's costs and expenses in 2019.
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

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 34% of our Local Media segment's costs and expenses in 2019.

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
FCC regulations govern the ownership of television stations, and the agency is required by statute to periodically review these rules. In November 2017, the FCC adopted significant changes to its local television ownership rules, but late in 2019 a reviewing court vacated these changes. Accordingly, the FCC’s relaxation of the television “duopoly rule” that generally restricts an applicant from owning or controlling more than one television station (or in some markets under certain conditions, more than two television stations) in the same market is no longer in effect. In particular, that rule’s requirement that eight independent local television station “voices” should remain after any merger and the prohibition against common ownership of two of the four most-viewed stations in a market have been reinstated. Prior to the court’s vacating this rule change, Scripps was permitted to acquire two stations that were in the “top-four” at the time--Stations WTKR and WGNT in the Norfolk-

Portsmouth-Newport News, VA market. While the reviewing court also rejected the FCC’s determination that stations in joint advertising sales agreements should not be treated as if they were under common ownership, stations already in such joint sales agreements enjoy a congressionally-directed “grandfathered” status that permits continuation of these arrangements. Stations WSYM-TV, Lansing, Michigan, and KRIS-TV, Corpus Christi, Texas, are parties to such joint advertising agreements. These court-ordered rule changes remain subject to further judicial review.
With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in that year, the FCC reinstated the 50% discount applied to the number of households deemed covered by UHF television stations, and the new notice expressly addresses whether to retain this distinction for UHF. This proceeding remains open.
In December 2018, the FCC began another of its statutorily-required reviews of its multiple ownership rule, including a broad review of whether all the current local radio and television rules continue to serve the public interest. This proceeding remains open.
We cannot predict the outcome of the expected and pending court reviews of the FCC's television ownership rule changes or the effect of further FCC rule revisions on our stations' operations or our business.
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
In order to provide additional spectrum for mobile broadband and other services, the FCC in 2017 conducted an incentive spectrum auction in which some television broadcasters agreed to voluntarily give up spectrum in return for a share of the auction proceeds. No Scripps station will be going off-air or relinquishing a current UHF-band allocation for a VHF-band allocation as a result of the auction, but 27 Scripps full-power and Class A stations and many of Scripps' low-power and translator stations are relocating to new channels in the reduced broadcast spectrum band. Broadcasters are concerned that the FCC’s approach to the post-auction “repacking” of the remaining television stations into this reduced broadcast spectrum may not adequately protect stations’ over-the-air services. Broadcasters also are particularly concerned that the FCC’s post-auction plans will not provide sufficient time to complete the repacking before the sold spectrum will be authorized for wireless use. Implementing the post-auction changes will be complicated and costly, and stations located near the Canadian and Mexican borders may be at particular risk of service loss due to the need to coordinate international frequency use. Despite warnings about difficulties, such as weather delays and a lack of available qualified tower and equipment installation crews, the FCC has expressed confidence that adequate time will be available to complete the repacking, and it has imposed a “hard” deadline that could require a station to cease broadcasting on its existing frequency even though an alternative facility is not yet ready to provide its over-the-air service.
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
The FCC remains committed to permitting increased non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In connection with the auction process, the FCC may further reduce the spectrum available for television broadcasting by reserving a 6 MHz channel in each market for non-broadcast, unlicensed services (including wireless microphones). The repacking of television broadcast spectrum and the reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations may not be able to find space to operate in the reduced band and they enjoy only “secondary” status that offers no protection from interference caused by a full-power station. We cannot predict the effect of these proceedings on our offering of digital television service or our business.

Full-power broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for both our network-affiliated stations and our independent stations, although two recently acquired stations, elected “must-carry” status under their previous ownership.
While the Commission is not actively proceeding with its reexamination of the standards that might trigger the agency’s intervention in retransmission consent negotiations to enforce the obligation of the parties to negotiate in “good faith,” this rulemaking docket remains open. A related agency proceeding also remains open that looks toward the possible elimination of the “network nonduplication” and “syndicated exclusivity” rules that permit broadcasters to enforce certain contractual programming exclusivity rights through the FCC's processes rather than by judicial proceedings. We cannot predict the outcome of these proceedings or their possible impact on the Company.
Other proceedings before the FCC and the courts have reexamined the policies that protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC in 2014 initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. That proceeding raised a variety of issues, including whether some Internet-based distributors might be able to take advantage of MVPDs' statutory copyright licensing rights. More recently, the major broadcast networks have filed suit against the streaming service Locast, alleging that its retransmission of local television stations’ signals without their consent violates copyright law. We cannot predict the outcome of such proceedings that address the use of new technologies to challenge traditional means of redistributing television broadcast programming or their possible impact on the Company.
The FCC may impose substantial penalties for violations of its rules and policies. While uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification, broadcasting proper emergency alerts, and extending service to persons with disabilities. We cannot predict the effect of the FCC’s expanded enforcement efforts on the Company.

NATIONAL MEDIA

Our National Media segment represents our collection of national and international businesses including Katz, Stitcher, Newsy and Triton. These businesses compete on emerging platforms and marketplaces where there is significant growth in both audience and revenue, such as over-the-top (OTT) and over-the-air (OTA) video and digital audio. OTT refers to the delivery of content over the internet which can be assessed through apps on internet-connected devices such as set-top boxes (such as Roku or Apple TV), smartphones, smart TVs and tablets. OTA content can be viewed using antennas or through a cable subscription. Digital audio is on-demand, streaming music or spoken-word programming that can be subscription based or advertising supported. Our digital audio businesses serve consumers, publishers and advertisers by providing a suite of services including content production and distribution, technology, sales, and measurement.

Katz

Katz operates five national multicast networks — Bounce, Grit, Laff, Court TV and Court TV Mystery. The networks are primarily broadcast over-the-air on local broadcasters' digital sub-channels, but they are also available for cable, satellite and over-the-top carriage. Each of the networks is a fast-growing, audience-targeted national broadcast network. Bounce programming is aimed at African-Americans; Grit airs western movies and series targeted to men; Laff airs classic, well-loved comedies; Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials; and Court TV Mystery targets women with programming anchored in true-crime. Each of these Nielsen rated networks reaches approximately 90 percent or more of all U.S. households as reported by Nielsen. The networks capitalize on the growing audience consuming over the air broadcast programming. Over the past 8 years, over the air viewership has increased from 9% to 14% of households.

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

Katz programming is primarily distributed by reaching carriage agreements with local television broadcasters and cable and satellite providers to carry one or more of the Katz networks on their digital subchannels. Katz generally pays a fixed fee for these carriage rights over contract terms of three to five years.

For programming, Katz enters into agreements to license existing programming and movies, as well as to produce several original shows.

Stitcher

Stitcher creates original podcasts, operates multiple content networks that each target a specific genre and audience and provides podcast ad agency services that generate revenue for about 300 shows. A podcast is a digital audio recording in spoken-word format, usually part of a themed series, which is downloaded or streamed most often to mobile devices. In 2018, it’s estimated that 73 million Americans listened to a podcast at least monthly. Stitcher also provides a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand. We expect to make continued investments in our Stitcher app, with the objective of creating a best-in-class user experience for the podcast listener and advertiser.

Stitcher, through its Midroll Media advertising network, earns revenue by acting as a sales and marketing representative to connect advertisers and specific podcasts based on the advertiser's desired target audience. Stitcher also earns revenue from the sale of advertising on its original podcasts and within the Stitcher app. Stitcher creates and distributes original podcasts through platforms such as its Stitcher app and the iPhone podcast app.

Stitcher earns subscription revenue from the Stitcher Premium subscription service for which users pay a standard monthly or annual fee for access to premium content and ad-free archived podcast episodes.

Newsy

Newsy is our national news network focused on bringing perspective and analysis to reporting on world and national news, including politics, entertainment, science and technology. It is targeted toward a younger audience. Newsy's cable programming lineup includes ten hours of daily live news coverage consisting of shows such as the evening newsmagazine “The Why,” the morning show “The Day Ahead,” and the newsmaker spotlight program “30 Minutes With.” Newsy also produces investigative reports and documentaries.

In 2017, we expanded Newsy's distribution to include cable, and at the end of 2019, we had agreements with cable and satellite operators to carry Newsy in more than 36 million households. We expect continued investment in Newsy as we look to increase distribution and enhance our content.

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

Triton

Operating in more than 40 countries, Triton is a global leader in digital audio technology and measurement services, serving the growing digital audio marketplace. Triton provides innovative technology that enables broadcasters, podcasters and online music services to build their audience, maximize their revenue and streamline their operations. Triton’s technology is trusted by many of the biggest names in digital audio, including Pandora, iHeart, Entercom, Cumulus, Beasley, One Media Sales (Netherlands), Prisa (Spain), Mediacorp (Singapore) and Karnaval (Turkey).

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

On June 10, 2019, we completed the acquisition of Omny Studio ("Omny"), a Melbourne, Australia-based podcasting software-as-a-service company now operating as a part of Triton. Omny is an audio-on-demand platform built specifically for professional audio publishers. Omny serves as the content management system for those publishers and the platform includes publishing tools and an analytics dashboard to track listening.

Employees

As of December 31, 2019, we had approximately 5,900 full-time equivalent employees, of whom approximately 4,800 were with Local Media and 750 with National Media. Various labor unions represent approximately 580 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be satisfactory.

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

The loss of affiliation and carriage agreements or the costs of renewals could adversely affect our operating results.

Eighteen of our stations have affiliations with the ABC television network, eleven with the NBC television network, nine with the CBS television network and four with the FOX television network. Additionally, we have affiliations with the MyNetworkTV television network and the CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during their programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry their programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts based on the number of households or subscribers in a market. These fees have been increasing from renewal to renewal over the past several years.
Katz has carriage agreements with local television broadcasters and cable and satellite providers to carry one or more of the Katz networks. Through these agreements, each of the networks reaches approximately 90% or more of all U.S. households. These contracts require Katz to make fixed fee payments and generally have three to five-year terms.

There is no assurance that we will be able to reach network affiliation or carriage agreements in the future. The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of a network affiliation would require us to obtain replacement programming, which may not be as attractive to target audiences and could result in lower advertising revenues. In addition, loss of any of the "Big 4" network affiliations would result in materially lower retransmission revenue. The loss of Katz carriage agreements would reduce our advertising revenues and affect our profitability.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements, by declines in the number of subscribers to multichannel video programming distributor ("MVPD") services, by new technologies for the distribution of video programming, or by revised government regulations.

As our retransmission consent agreements expire, there can be no assurance that we will be able to renew them at comparable or better rates. As a result, retransmission revenues could decrease and retransmission revenue growth could decline over time.
In recent years, the number of subscribers to MVPD services has declined, as the growth of direct internet streaming of video programming to televisions and mobile devices has incentivized consumers to discontinue their cable or satellite service subscriptions. Decreases in the number of MVPD subscribers reduces the revenue we earn under our retransmission agreements.
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

We make investments in television programming and podcast content rights (collectively "content") in advance of knowing whether that particular content will be popular enough for us to recoup our costs. Additionally, if costs to acquire this content increase or this content becomes more difficult to obtain, our operating results may be adversely affected.

We incur significant costs for the purchase of television programming and podcast content rights. We may have to purchase content several years in advance or enter into multi-year agreements, resulting in the commitment of significant costs in advance of knowing whether the content will be popular with its audience. If this acquired content is not sufficiently popular among audiences in relation to the cost we invest in the content, or if we need to replace content that is performing poorly, we may not be able to produce enough revenue to recover our costs. Additionally, increased competition for content from entrants into the market and the exclusive use of content on streaming services owned by content creators could reduce content availability or increase our content costs. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

Our television stations will continue to be subject to government regulations which, if revised, could adversely affect our operating results.

•
Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable operators and/or direct broadcast satellite carriers to carry the stations’ over-the-air signals or (2) enter into retransmission consent negotiations for carriage. At present, all but one of our stations have retransmission consent agreements with cable operators and satellite carriers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms, our ability to compete effectively may be adversely affected.

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

•
As discussed under Federal Regulation of Broadcasting, the FCC in 2017 completed an auction in which some television licensees voluntarily auctioned away their spectrum rights and 84 MHz of broadcast spectrum was reallocated to other uses. As a result, many television stations, including 27 Company-owned full-power and Class A stations, were required to change their operating frequencies, and the FCC is setting tight deadlines for the completion of these facility changes in order to make the reallocated spectrum promptly available to the wireless service buyers. Depending on factors such as the availability of specialized technical assistance and custom-made equipment, weather issues, and, for stations near international borders, the cooperation of foreign governments, some stations could confront substantial costs and difficulty in completing these relocations within the allotted time, adversely affecting these stations’ over-the-air service. Scripps has received construction permits to complete the required changes for its stations and is expeditiously pursuing the steps necessary to complete this process. As of February 28, 2020, 18 of the 27 affected Scripps stations were licensed on their new channels. We cannot predict whether unforeseen circumstances might delay implementation and have a material adverse effect on one or more of the remaining stations' revenue potential.

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

Acquisitions involve risks and, if said risks are not managed effectively, our operating results could be negatively affected.
During 2019, we acquired 27 television stations through multiple transactions for total cash consideration of $1.2 billion. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures, facilities and systems, which could have a material adverse effect on our results of operations. Additionally, our revenues and profitability could be adversely affected if we are unable to implement effective cost controls, achieve expected synergies, or increase revenues as a result of these acquisitions. Acquisitions can result in unexpected liabilities and potentially divert management’s attention from the operation of our business.
We intend to continue to evaluate strategic acquisitions, and there are various risks associated with an acquisition strategy.
We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be able to identify other attractive acquisition targets or some of our competitors may have greater financial or managerial resources with which to pursue acquisition targets we may pursue. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and be unsuccessful in acquiring such targets.
Acquisitions of television stations are subject to the approval of the FCC and the Antitrust Division of the Department of Justice. Current or future policies of these regulatory authorities could restrict our ability to pursue or consummate future transactions and could require us to divest certain television stations if an acquisition under contract would result in excessive concentration in a market or fail to comply with FCC ownership limitations. There can be no assurance that an acquisition will be approved by these regulatory authorities, or that a requirement to divest existing stations will not have an adverse effect on the transaction or our business.
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

As of December 31, 2019, we and the guarantors had approximately $1.95 billion in aggregate principal amount of outstanding indebtedness (excluding intercompany debt), approximately $900 million of which constituted senior debt (including the Senior Notes), and none of which was secured. We have the ability to incur up to $210 million of indebtedness under our Credit Agreement all of which is secured indebtedness, effectively ranking senior to the Senior Notes to the extent of the value of the assets securing such indebtedness. Our Credit Agreement matures in April 2022.

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
We own or lease the facilities and equipment used by our television stations. We own, or co-own with other broadcast television stations, the towers used to transmit our television signals.
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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	45
President and Chief Executive Officer (since August 2017); Chief Operating Officer (November 2016 to August 2017); Senior Vice President, Digital (February 2013 to November 2016); Chief Digital Officer (2011 to February 2013); Vice President Interactive Media, Television (2007 to 2011)

Lisa A. Knutson	54
Executive Vice President, Chief Financial Officer (since October 2017); Executive Vice President, Chief Strategy Officer (August 2017 to October 2017); Senior Vice President, Chief Administrative Officer (2011 to 2017); Senior Vice President, Human Resources (2008 to 2011)

William Appleton	71	Executive Vice President, General Counsel (since August 2017); Senior Vice President, General Counsel (July 2008 to August 2017)
Brian G. Lawlor	53	President, Local Media (since August 2017); Senior Vice President, Broadcast (January 2009 to August 2017); Vice President/General Manager of WPTV (2004 to 2008)
Laura M. Tomlin	44	Executive Vice President, National Media (since November 2019), Senior Vice President, National Media (2017- 2019); Vice President, Digital Operations (2014 to 2017)
Douglas F. Lyons	63
Senior Vice President, Controller and Treasurer (since December 2017), Vice President, Controller and Treasurer (May 2015 to December 2017), Vice President, Controller (2008 to May 2015), Vice President, Finance and Administration (2006 to 2008)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2019, there were approximately 11,000 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. This authorization expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. At December 31, 2019, $49.7 million was outstanding under this authorization. No shares were repurchased under this program during the fourth quarter of 2019.

In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2014, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies. The spin-off of our newspaper business at April 1, 2015 is treated as a reinvestment of a special dividend pursuant to SEC rules.

We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Peer Group Index are Nexstar Media Group, TEGNA, Sinclair Broadcast Group and Gray Television. The Peer Group Index is weighted based on market capitalization. Prior to 2019, our peer group included Tribune Media, which was acquired by Nexstar Media Group on September 19, 2019.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

The E.W. Scripps Company	$100.00	$96.33	$98.00	$79.24	$80.82	$81.73
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group Index	100.00	108.62	100.86	117.73	99.74	145.86

Item 6.	Selected Financial Data
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

On February 24, 2020, the Compensation Committee of the Company approved amendments to The E.W. Scripps Company Executive Annual Incentive Plan (the “Annual Incentive Plan”). The Annual Incentive Plan rewards designated employees of the Company for the achievement of each year’s business plan objectives in a manner consistent with the Company’s strategies for achieving sustainable long-term shareholder value and is effective for performance periods commencing on or after January 1, 2020. The amendments to this plan removed certain references to change in control provisions that are now addressed in the Scripps Executive Severance and Change in Control Plan. Additionally, these amendments removed certain Section 162(m) restrictions that were previously identified in the Annual Incentive Plan. These restrictions were no longer needed following a repeal of the performance-based compensation exception to Section 162(m) in 2017. The full text of the Annual Incentive Plan agreement is attached hereto as Exhibit 10.04 to this Form 10-K.

On February 25, 2020, the Board of Directors of the Company, upon recommendation of the Compensation Committee, established the Scripps Executive Severance and Change in Control Plan (the “Plan”). The Plan supersedes and replaces The E.W. Scripps Company Executive Severance Plan and the Scripps Senior Executive Change in Control Plan, effective February 25, 2020, and provides severance protection for the Company’s corporate officers and certain employees following a termination event. Provisions in the Plan removed the excise tax gross-up provision that was previously included in the Scripps Senior Executive Change in Control Plan. As a result, the Company no longer provides tax gross-ups for named executive officers or any other employees in the event they are subject to golden parachute excise taxes on payments received in connection with a change in control. Additionally, provisions of the Plan modified the severance calculation to equal a multiple of a participant's "target" bonus for the year of termination. Previously the multiple considered the greater of target bonus and the highest paid bonus over three years. The full text of the Plan agreement is attached hereto as Exhibit 10.05 to this Form 10‑K.

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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 28, 2020, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)	An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Purchase agreement dated as of October 27, 2018, among Cordillera Communications, LLC and Scripps Media, Inc. with respect to the acquisition of certain subsidiaries of Cordillera Communications, LLC	8-K	001-10701	2.1	10/27/2018
2.02	Asset Purchase Agreement by and among Nexstar Media Group, Inc., Scripps Media, Inc. and Scripps Broadcasting Holdings, LLC dated as of March 20, 2019	8-K	001-10701	2.1	3/20/2019
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of May 6, 2019)	*
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.04	The E.W. Scripps Company Executive Annual Incentive Plan	*
10.05	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	*
10.06	Amended and Restated Scripps Family Agreement dated May 19, 2015	SC 13D	005-43473	2	6/5/2015
10.07	Amendment No. 1 to Amended and Restated Scripps Family Agreement	10-Q	000-16914	10.1	3/31/2017
10.08	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.09	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.10	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	12/19/2019
10.11	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.12	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.13	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.14	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.15	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.16	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019	8-K	001-10701	10.1	5/1/2019
10.17	Fifth Amendment to Third Amended and Restated Credit Agreement (Refinancing Term Loans), dated as of December 18, 2019	*
10.18	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 28, 2020	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 28, 2020.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Lisa A. Knutson	Executive Vice President and Chief Financial Officer
Lisa A. Knutson

/s/ Douglas F. Lyons	Senior Vice President, Controller and Treasurer
Douglas F. Lyons	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Richard A. Boehne	Chairman of the Board of Directors
Richard A. Boehne

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Wonya Y. Lucas	Director
Wonya Y. Lucas

/s/ Roger L. Ogden	Director
Roger L. Ogden

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Kim Williams	Director
Kim Williams

The E.W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)

Summary of Operations (2)
Total operating revenues (3)	$1,424	$1,208	$877	$874	$654
Income (loss) from continuing operations before income taxes	(21)	74	(32)	93	(112)
Income (loss) from continuing operations, net of tax	(18)	56	(12)	60	(74)
Depreciation and amortization of intangible assets	(87)	(64)	(56)	(55)	(50)

Per Share Data
Income (loss) from continuing operations — diluted	$(0.23)	$0.68	$(0.13)	$0.71	$(0.95)
Cash dividends	0.20	0.20	—	—	1.03

Market Value of Common Shares at December 31
Per share	$15.71	$15.73	$15.63	$19.33	$19.00
Total	1,272	1,269	1,276	1,585	1,591

Balance Sheet Data
Total assets	$3,561	$2,130	$2,130	$1,736	$1,706
Long-term debt (including current portion)	1,953	696	702	396	399
Equity	898	926	937	946	901
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2019, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis.

(1)
2019 — On January 1, 2019, we acquired three television stations owned by Raycom Media. On May 1, 2019, we acquired 15 television stations from Cordillera Communications, LLC. On June 10, 2019, we acquired Omny Studio. On September 19, 2019, we acquired eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company. Operating results are included for periods after the acquisition.

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

(2)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

- During the fourth quarter of 2018, we completed the sale of our radio station group.

- On April 1, 2015, we completed the spin-off of our newspaper business.

(3)	The year ended December 31, 2015 has not been retroactively-adjusted to reflect the adoption of the new revenue standard.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The consolidated financial statements and notes to consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2018 and 2017, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2018 Form 10-K.

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
In our Local Media division, recent acquisitions have strengthened our economic durability, quadrupled the number of No.1 and No.2-ranked stations we operate and more than doubled the number of markets where we operate two stations. We have further expanded our attractive political advertising footprint and added new large markets. We now own 26 stations in the top 50 Nielsen Designated Market Areas. Effective January 1, 2019, we acquired ABC-affiliated stations in Waco, Texas and Tallahassee, Florida. On May 1, 2019, we acquired from Cordillera Communications, Inc. 15 television stations serving 10 markets. On September 19, 2019, we acquired eight television stations in seven markets from the Nexstar Media Group, Inc. transaction with Tribune Media Company. In order to fund these acquisitions, we issued a $765 million term loan B in May 2019 and $500 million of senior unsecured notes in July 2019. As a result, our focus is now on integrating the stations we acquired.
We are committed to the continued investment in our national media businesses for long-term growth. We continue to increase our Newsy audience, Stitcher podcast listeners and Katz U.S. household reach through our investment in and creation of quality content. On May 8, 2019, Court TV launched as a fifth over-the-air network operated by Katz, available for cable, satellite and over-the-air and over-the-top carriage. This network is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. On June 10, 2019, we completed the acquisition of Omny Studio, which is a Melbourne, Australia-based podcasting software-as-a-service company now operating as part of Triton. On September 30, 2019, Katz rebranded its popular and widely available network, Escape, as Court TV Mystery, which targets women 25-54 with programming anchored in true-crime. These rapidly growing national media brands are attracting large audiences and new advertisers.

Additionally, we deliver value to shareholders through our quarterly 5 cents per share dividend. Dividends paid totaled $16.4 million during 2019. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2019	Change	2018	Change	2017

Operating revenues	$1,423,836	17.8%	$1,208,425	37.8%	$876,972
Employee compensation and benefits	(499,022)	26.6%	(394,029)	7.2%	(367,735)
Programming	(451,249)	28.7%	(350,753)	53.4%	(228,605)
Impairment of programming assets	—		(8,920)		—
Other expenses	(293,060)	18.9%	(246,487)	32.6%	(185,869)
Acquisition and related integration costs	(26,304)		(4,124)		—
Restructuring costs	(3,370)		(8,911)		(4,422)
Depreciation and amortization of intangible assets	(86,986)		(63,987)		(56,343)
Impairment of goodwill and intangible assets	—		—		(35,732)
Gains (losses), net on disposal of property and equipment	1,692		(1,255)		(169)
Operating income (loss)	65,537		129,959		(1,903)
Interest expense	(80,596)		(36,184)		(26,697)
Defined benefit pension plan expense	(6,953)		(19,752)		(14,112)
Miscellaneous, net	1,137		152		10,636
Income (loss) from continuing operations before income taxes	(20,875)		74,175		(32,076)
(Provision) benefit for income taxes	2,497		(18,098)		20,054
Income (loss) from continuing operations, net of tax	(18,378)		56,077		(12,022)
Loss from discontinued operations, net of tax	—		(36,328)		(2,595)
Net income (loss)	(18,378)		19,749		(14,617)
Loss attributable to noncontrolling interest	—		(632)		(1,511)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(18,378)		$20,381		$(13,106)

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
2019 compared with 2018

Operating revenues increased 18% in 2019. Excluding the acquired operations, operating revenues decreased 2.6% year-over-year. The decrease was due to lower political revenues in a non-election year, partially offset by higher retransmission revenues in our Local Media group and overall growth within our National Media businesses.

Employee compensation and benefits increased 27% in 2019. Excluding the acquired operations, employee compensation and benefits increased 6.5% year-over-year, primarily driven by the expansion of our National Media group.

Programming expense increased 29% in 2019. Excluding the acquired operations, programming expense increased 15% year-over-year due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our national media brands, Katz and Stitcher.

Other expenses increased 19% in 2019 compared to the prior year. Excluding the acquired operations, other expenses increased 2.8% year-over-year, primarily driven by increases in marketing and promotion costs for our national brands, mainly Katz and Newsy.

Acquisition and related integration costs of $26.3 million in 2019 reflect investment banking and legal fees incurred to complete the current year acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

Restructuring costs of $3.4 million in 2019 and $8.9 million in 2018 reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization expense increased from $64 million in 2018 to $87 million in 2019 due to the acquired operations.

Interest expense increased in 2019 due to the issuance of a $765 million term loan in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

Defined benefit pension plan expense in 2018 included a $1.8 million non-cash settlement charge related to lump-sum distributions from our Supplemental Executive Retirement Plans and an $11.7 million non-cash settlement charge in connection with the merger of our Scripps Pension Plan into the Journal Communications, Inc. Plan and related transactions.

The effective income tax rate was 12.0% and 24.4% for 2019 and 2018, respectively. State taxes, non-deductible expenses, excess tax benefits or expense on share-based compensation, tax settlements and changes in our reserves for uncertain tax positions impacted our effective rate. Both our 2019 and 2018 tax provisions included $0.6 million of excess tax benefits from the exercise and vesting of share-based compensation awards.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2019	Change	2018	Change	2017

Segment operating revenues:
Local Media	$1,022,805	11.5%	$917,480	17.9%	$778,376
National Media	396,111	38.4%	286,170		93,141
Other	4,920	3.0%	4,775	(12.5)%	5,455
Total operating revenues	$1,423,836	17.8%	$1,208,425	37.8%	$876,972
Segment profit (loss):
Local Media	$217,885	(13.2)%	$251,119	60.1%	$156,890
National Media	23,986	72.3%	13,920		(9,260)
Other	(3,957)	7.5%	(3,680)	55.9%	(2,361)
Shared services and corporate	(57,409)	8.1%	(53,123)	5.2%	(50,506)
Acquisition and related integration costs	(26,304)		(4,124)		—
Restructuring costs	(3,370)		(8,911)		(4,422)
Depreciation and amortization of intangible assets	(86,986)		(63,987)		(56,343)
Impairment of goodwill and intangible assets	—		—		(35,732)
Gains (losses), net on disposal of property and equipment	1,692		(1,255)		(169)
Interest expense	(80,596)		(36,184)		(26,697)
Defined benefit pension plan expense	(6,953)		(19,752)		(14,112)
Miscellaneous, net	1,137		152		10,636
Income (loss) from continuing operations before income taxes	$(20,875)		$74,175		$(32,076)

Local Media — Our Local Media segment includes our 60 local broadcast stations and their related digital properties. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 13 CW affiliates - five on full power stations and eight on multicast; two MyNetwork TV affiliates; two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.
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
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2019	Change	2018	Change	2017

Segment operating revenues:
Core advertising	$599,870	28.9%	$465,275	(5.6)%	$492,633
Political	23,263		139,600		8,651
Retransmission	382,710	27.0%	301,411	16.2%	259,499
Other	16,962	51.5%	11,194	(36.4)%	17,593
Total operating revenues	1,022,805	11.5%	917,480	17.9%	778,376
Segment costs and expenses:
Employee compensation and benefits	363,801	24.6%	292,079	1.5%	287,758
Programming	276,784	26.0%	219,690	18.0%	186,116
Impairment of programming assets	—		8,920		—
Other expenses	164,335	12.8%	145,672	(1.3)%	147,612
Total costs and expenses	804,920	20.8%	666,361	7.2%	621,486
Segment profit	$217,885	(13.2)%	$251,119	60.1%	$156,890

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
2019 compared with 2018
Revenues

Total Local Media revenues increased 11% in 2019. Excluding the acquired stations, Local Media revenues decreased 11% year-over-year, driven by lower political revenues in a non-election year. The decrease in political revenues was partially offset by increases in core, retransmission and other revenues. Core advertising increased 1.4% in 2019 due to the political displacement in the prior year. Retransmission revenue increased 5.4% year-over-year as a result of contractual rate increases, which were partially offset by declining subscriber counts for our traditional MVPDs. These declines were in-line with industry trends and were partially offset by the growth of our virtual MVPD subscribers.

Costs and expenses

Employee compensation and benefits increased 25% in 2019 compared to 2018, mainly due to the acquired stations.

Programming expense increased 26% in 2019. Excluding the acquired stations, programming expense increased 4.2% year-over-year, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

In the fourth quarter of 2018, we incurred a non-cash impairment charge of $8.9 million related to our original programming show, Pickler & Ben, which was not renewed for a third season.

Other expenses increased 13% in 2019. Excluding the acquired stations, other expenses decreased 8.3% year-over-year, driven by lower costs in advertising and promotion, supplies and rental as well as professional services.
National Media — Our National Media segment is comprised of the operations of our national media businesses including five national broadcast networks, the Katz networks; podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; a global leader in digital audio technology and measurement services, Triton; and other national brands. Our National Media group earns revenue primarily through the sale of advertising.

Operating results for our National Media segment were as follows:

	For the years ended December 31,
(in thousands)	2019	Change	2018	Change	2017

Segment operating revenues:
Katz	$227,035	22.2%	$185,852		$40,975
Stitcher	72,545	42.1%	51,063	63.7%	31,199
Newsy	43,025	75.0%	24,588		10,089
Triton	41,065		3,292		—
Other	12,441	(41.8)%	21,375	96.5%	10,878
Total operating revenues	396,111	38.4%	286,170		93,141
Segment costs and expenses:
Employee compensation and benefits	86,315	48.7%	58,033	86.5%	31,121
Programming	174,604	33.2%	131,063		42,489
Other expenses	111,206	33.7%	83,154		28,791
Total costs and expenses	372,125	36.7%	272,250		102,401
Segment profit (loss)	$23,986	72.3%	$13,920		$(9,260)

Our National Media businesses Triton and Katz were acquired on November 30, 2018 and October 2, 2017, respectively. The inclusion of operating results from these businesses for the periods subsequent to the acquisitions impacts the comparability of our National Media segment operating results.
2019 compared with 2018

Revenues

National Media revenues increased $110 million or 38% in 2019. Triton accounted for $37.8 million of the year-over-year increase. The remainder of the increase came from growth in our other national brands. Katz's revenues increased $41.2 million or 22% as a result of growth on all of its networks, as well as the launch of the new network, Court TV, in May 2019. Stitcher's revenues increased $21.5 million or 42% due to advertising growth from existing podcasts, as well as the addition of new titles to its portfolio. Newsy's revenues increased $18.4 million or 75% primarily from the growth of advertising on over-the-top platforms.

Cost and Expenses

Employee compensation and benefits increased 49% or $28.3 million in 2019. Excluding the impact of Triton, employee compensation and benefits increased 25% year-over-year, mainly attributable to the hiring of personnel to support the growth of Katz, Stitcher and Newsy.

Programming expense increased $43.5 million or 33% in 2019. Programming expense includes the amortization of programming for Katz, podcast production costs and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all of the Katz networks and the additional programming costs for our podcast business as a result of higher revenue.

Other expenses increased $28.1 million or 34% in 2019. Excluding the impact of Triton, other expenses increased 23% year-over-year. Newsy had higher expenses related to its audience extension product and network distribution incentives. Katz had higher advertising and promotion expenses related to the launch of the new network, Court TV, and for promotion of Bounce network's original programming. Stitcher had higher podcast hosting and bandwidth costs. Additionally, occupancy, travel and entertainment expenses at the segment level increased as a direct result of an increase in hiring in order to support the growth of our national brands.

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

2019 compared with 2018

Shared services and corporate expenses were up year-over-year with $57.4 million in 2019 and $53.1 million in 2018. Employee compensation and benefits increased nearly $5 million as a result of increased hiring at corporate to support to the growth of our local and national businesses.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$(18,378)	$19,749	$(14,617)
Loss from discontinued operations, net of tax	—	(36,328)	(2,595)
Income (loss) from continuing operations, net of tax	(18,378)	56,077	(12,022)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	86,986	63,987	56,343
Impairment of goodwill and intangible assets	—	—	35,732
Impairment of programming assets	—	8,920	—
Loss (gain) on disposition of investments	(930)	251	(6,106)
(Gains) losses on sale of property and equipment	(1,692)	1,255	169
Programming assets and liabilities	17,900	(12,788)	(9,172)
Deferred income taxes	(4,665)	19,354	(16,084)
Stock and deferred compensation plans	14,912	10,741	15,872
Pension expense, net of contributions	(13,066)	(4,052)	(6,738)
Other changes in certain working capital accounts, net	(117,446)	(16,159)	(22,190)
Miscellaneous, net	8,927	2,645	(5,619)
Net cash provided by (used in) operating activities from continuing operations	(27,452)	130,231	30,185
Net cash provided by operating activities from discontinued operations	—	10,680	10,667
Net operating activities	$(27,452)	$140,911	$40,852

2019 to 2018

The $158 million increase in cash used by continuing operating activities was primarily attributable to a $28 million year-over-year decrease in segment profit, changes in working capital accounts that decreased year-over-year cash by $101 million and $28 million higher cash interest payments made in 2019 compared to 2018. Interest payments increased due to the issuance of a $765 million term loan in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 to fund the Cordillera and Nexstar-Tribune acquisitions.

One of the main factors contributing to the $101 million increase in cash used for working capital accounts was the timing of payments received on accounts receivable, which decreased cash by $83 million year-over-year. The main drivers in the accounts receivable change year-over-year were the Nexstar-Tribune acquisition and the impact of political advertising. We did not acquire working capital in the Nexstar-Tribune acquisition, and as advertisers tend to pay on a 60- to 90-day lag and retransmission partners on a 90- to 120-day lag, fourth quarter revenue resulted in growth of the accounts receivable balance and reduced cash flow. During the fourth quarter of 2019, we recognized $41 million of core advertising and $22 million of retransmission revenue attributed to the stations acquired in the Nexstar-Tribune acquisition. Additionally, we recognized $19 million in political revenue over the last two months of 2018, which increased prior year cash flow, as political advertising is paid in advance. Another factor contributing to the increase in cash used for working capital accounts was the $11 million tax payment made in the second quarter of 2019 related to the sale of our radio stations.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(1,190,422)	$(149,469)	$(280,940)
Additions to property and equipment	(61,043)	(53,253)	(17,932)
Acquisition of intangible assets	(24,864)	(7,229)	(9,745)
Purchase of investments	(1,871)	(558)	(836)
Proceeds from FCC repack	6,959	1,530	—
Miscellaneous, net	6,734	2,307	12,886
Net cash used in investing activities from continuing operations	(1,264,507)	(206,672)	(296,567)
Net cash provided by (used in) investing activities from discontinued operations	—	79,188	(2,500)
Net investing activities	$(1,264,507)	$(127,484)	$(299,067)

In 2019, 2018 and 2017 we used $1.3 billion, $207 million and $297 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from investing activities for the years presented are described below.

•
During 2019, we acquired three television stations owned by Raycom Media for $55 million in cash, we acquired 15 television stations owned by Cordillera Communications, LLC for $521 million in cash, plus an estimated working capital adjustment of $23.9 million, we completed the acquisition of Omny Studio for a cash purchase price of $8.3 million and we acquired eight television stations from the Nexstar-Tribune transactions for $582 million. In 2018, we acquired Triton for $150 million, net of cash acquired. In 2017, we acquired Katz for $281 million, net of cash acquired.

•
During 2019, capital expenditures increased $8 million year-over-year due to an increase in spending at Local Media as a result of our station growth during the year. Included in Local Media's 2019 capital expenditures was $16.7 million related to the FCC repacking process. In 2018, capital expenditures increased $35 million. A significant portion of the increase was attributed to $17.9 million of capital expenditures incurred in 2018 related to the FCC repacking process. Additionally in 2018, National Media's capital expenditures increased $14.4 million year-over-year mainly as a result of one-time expenses incurred related to the expansion and renovation of office and studio space in our leased facilities that was needed to accommodate current and future growth of our national brands.

•
In April of 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash, the majority of which were intangible assets. In 2018 and 2017, we recognized other intangible assets of $5.8 million and $9.7 million, respectively, related to the acquisition of cable and satellite carriage rights for Newsy.

•	In 2019 and 2018, we received $7.0 million and $1.5 million, respectively, in proceeds from the FCC repacking process.

•	Miscellaneous investing activities for the current year include cash received from the sale of land and the sale of assets at Triton.

In the repacking process associated with the incentive spectrum auction conducted by the FCC in 2017, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our stations' broadcast signals as viewed in their markets. Twenty-seven of our current full power stations (including nine from recent acquisitions) have been assigned to new channels. The legislation authorizing the incentive auction and repack provides the FCC with up to a $2.75 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect the FCC fund will be sufficient to cover the costs we would expect to incur for the repack and that our only potential funding risks would be limited to any disagreements with the FCC over reimbursement of expenditures incurred. Reimbursements provided by the FCC are recognized as the cash is received.

We have spent $37.5 million to date on FCC repack and expect to incur approximately $20 million of additional expenditures through the end of 2020. We have received total reimbursement proceeds from the FCC of $8.5 million as of December 31, 2019.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$1,261,175	$—	$700,000
Payments on long-term debt	(8,728)	(5,656)	(393,927)
Deferred financing costs	(31,295)	—	(9,671)
Dividends paid	(16,374)	(16,395)	—
Repurchase of Class A Common shares	(584)	(32,323)	(17,885)
Proceeds from exercise of stock options	—	1,857	1,461
Tax payments related to shares withheld for vested stock and RSUs	(3,831)	(3,796)	(4,576)
Miscellaneous, net	17,463	1,316	(2,840)
Net cash provided by (used in) financing activities from continuing operations	$1,217,826	$(54,997)	$272,562

For continuing financing activities, cash provided by financing activities was $1.2 billion and $273 million in 2019 and 2017, respectively, while cash used in financing activities was $55 million in 2018. The primary factors affecting our cash flows from financing activities are described below.

We have $400 million of senior unsecured notes that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We also have $500 million aggregate principal amount senior unsecured notes that mature on July 15, 2027, which bear interest at a rate of 5.875% per annum. Additionally, we have a $300 million term loan B that matures in October 2024 ("2024 term loan"). Following an amendment to the 2024 term loan on April 4, 2018, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75. The 2024 term loan requires annual principal payments of $3 million. On May 1, 2019, we issued a $765 million term loan B that matures in May 2026 ("2026 term loan") with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. Following an amendment to the 2026 term loan on December 18, 2019, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.50%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and original issuance discount on the new debt issued in 2019 totaled approximately $34 million.

We have a revolving credit facility ("Revolving Credit Facility") with a capacity of $210 million that matures in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin, based on our leverage ratio, ranging from 1.75% to 2.50%. The weighted-average interest rate over the period we had a drawn revolver balance in 2019 was 4.18%. As of December 31, 2019 and December 31, 2018, there were no borrowings under the revolving credit agreement. The revolving credit agreement includes financial covenants, which we were in compliance with for all periods presented.

The Revolving Credit Facility includes the maintenance of a net leverage ratio when we have outstanding borrowings on the facility. Additionally, we can make acquisitions as long as the pro forma net leverage ratio is less than 5.5 to 1.0. We were in compliance with all financial covenants at December 31, 2019 and December 31, 2018.

Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow, as defined, to repay debt. As of December 31, 2019, we were not required to make additional principal payments pursuant to this provision.

We paid quarterly dividends of 5 cents per share, totaling $16.4 million in both 2019 and 2018. We intend to pay regular quarterly cash dividends for the foreseeable future. All subsequent dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. The declaration and payment of future dividends will be dependent upon, among other things, the Company's financial position, results of operations, cash flow and other factors.
In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares. This authorization expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. During 2017, we repurchased $17.9 million of shares at prices ranging from $14.05 to $23.01 per share. From March 15, 2018 through August 20, 2018, we were in a black out period for repurchasing shares while we negotiated the sales of our radio stations. On August 21, 2018, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase the Company’s common stock. We repurchased $32.3 million of shares in 2018, of which, $25 million was under the ASR agreement. During 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. As of December 31, 2019, $49.7 million was outstanding under this authorization. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022.

In 2018 and 2017, we received $2 million and $1 million, respectively, of proceeds from the exercise of employee stock options. We have not issued any stock options since 2008.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2020, we expect to contribute approximately $33 million in total to our defined benefit pension plans and our SERPs.
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
Contractual Obligations
A summary of our contractual cash commitments as of December 31, 2019 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$10,612	$21,224	$299,474	$1,621,212	$1,952,522
Interest on debt	93,447	185,569	181,146	124,710	584,872
Programming:
Program licenses, network affiliations and other programming commitments	506,812	691,106	14,910	162	1,212,990
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,595	2,976	2,900	14,784	22,255
Employment and talent contracts	77,351	57,578	2,376	6	137,311
Pension obligations	32,973	53,607	37,184	67,669	191,433
Operating leases	22,966	30,008	32,189	105,608	190,771
Other purchase and service commitments	115,049	153,795	73,767	5	342,616
Total contractual cash obligations	$860,805	$1,195,863	$643,946	$1,934,156	$4,634,770

Long-term debt — Long-term debt includes $900 million of unsecured senior notes and $1.1 billion outstanding balance on our term loans. We have $400 million of senior unsecured notes that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We also have $500 million of senior unsecured notes that mature on July 15, 2027, which bear interest at a rate of 5.875% per annum. Additionally, we have $293.3 million outstanding on a term loan B that matures in October 2024. Interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the loan agreement, is below 2.75. The rate on this term loan was 3.80% at December 31, 2019. We also have $759.3 million outstanding on a term loan B that matures in May 2026. Following an amendment to this loan on December 18, 2019, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.50%. The rate on this term loan was 4.30% at December 31, 2019. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 100 basis point increase in LIBOR would result in an increase in annual interest payments of approximately $10.5 million.

Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2019, we were not required to make any additional principal payments pursuant to this provision.

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
Pension Funding — We sponsor a noncontributory defined benefit pension plan and non-qualified Supplemental Executive Retirement Plans ("SERPs").
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2019, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2025-2029. While benefit payments under these plans are expected to continue beyond 2029, we do not believe it is practicable to estimate payments beyond this period.
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

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2019. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2019, our reserves for income taxes totaled $0.6 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
The following is goodwill by reporting unit as of December 31, 2019:

(in thousands)

Local Media	$926,945
Katz	203,760
Triton	85,992
Stitcher	47,176
Newsy	7,982
Total goodwill	$1,271,855

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our Local Media reporting unit exceeded its carrying value by approximately 25% and our other reporting units exceeded their carrying value by over 30%.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2019, the carrying value of our television FCC licenses was $386 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated using an income approach referred to as the “Greenfield Approach,” which requires multiple assumptions relating to the future prospects of each individual FCC license. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $65 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value.
Pension Plans — We sponsor a noncontributory defined benefit pension plan as well as non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plan and the SERPs have frozen the accrual of future benefits.
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
The assumptions used in accounting for our defined benefit pension plans for 2019 and 2018 are as follows:

	2019	2018

Discount rate for expense	4.38%	3.71% - 4.58%
Discount rate for obligations	3.40%	4.38%
Long-term rate of return on plan assets for expense	5.50%	5.10%

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligations as of December 31, 2019, by approximately $38.1 million and decrease or increase 2020 pension expense by approximately $0.2 million.

Under our asset allocation strategy, approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2020 expected long-term rate of return on plan assets would increase or decrease our 2020 pension expense by approximately $1.9 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plans and SERPs of $130 million at December 31, 2019. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2019, we had an actuarial loss of $7.4 million. Based on our current assumptions, we anticipate that 2020 pension expense will include $4.7 million in amortization of actuarial losses.
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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior unsecured notes, due in 2025	400,000	409,000	400,000	374,000
Senior unsecured notes, due in 2027	500,000	525,000	—	—
Term loan, due in 2024	293,250	293,617	296,250	288,844
Term loan, due in 2026	759,272	763,547	—	—
Long-term debt, including current portion	$1,952,522	$1,991,164	$696,250	$662,844

Financial instruments subject to market value risk:
Investments held at cost	$4,405	(a)	$4,114	(a)

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
We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard. Additionally, in the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, during the third quarter of 2019, we completed the implementation of various financial system applications across the Company. As these financial system applications are implemented, they become a significant component of our internal control over financial reporting. Except for the ongoing implementation of these financial system applications, there were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2019. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.
We acquired 15 television stations from Cordillera Communications, LLC on May 1, 2019 and eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company on September 19, 2019, and have excluded these businesses from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2019. The acquired operations have total assets of approximately $1.3 billion, or 37% of our total assets as of December 31, 2019 and revenues of approximately $185 million, or 13% of our total revenues for the year ended December 31, 2019.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2019. This report appears on page F-22.
Date: February 28, 2020
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Lisa A. Knutson
Lisa A. Knutson
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of television stations from Cordillera Communications, LLC and Nexstar Media Group, Inc. - Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed its acquisition of 15 television stations in 10 markets from Cordillera Communications, LLC for $521 million in cash, plus a working capital adjustment of $23.9 million, on May 1, 2019. Additionally, the Company completed its acquisition of eight television stations in seven markets that were required to be divested by Nexstar Media Group, Inc. as part of its acquisition of Tribune Media Company for $582 million on September 19, 2019.

The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase prices were allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including aggregate identified intangible assets of $579 million and aggregate goodwill of $417 million. The identified intangible assets primarily included indefinite-lived Federal Communications Commission (“FCC”) licenses of $203 million and amortizable television network affiliation relationships of $350 million.

The Company estimated the fair value of the FCC licenses and television network affiliation relationships using the Greenfield (market-based) approach, which is a discounted cash flow method that required management to make significant estimates and assumptions related to future market revenues and cash flows for a hypothetical new market participant, as well as discount rates.

We identified the valuation of the acquired intangible assets through the television station acquisitions as a critical audit matter because of the significant estimates and assumptions management utilized to record these assets at fair value for purposes of allocating the acquisition purchase prices. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues and cash flows as well as the selection of discount rates, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and cash flows as well as the selection of discount rates for purposes of estimating a fair value of the acquired intangible assets included the following, among others:

•	We inquired of management to understand the process being used by the Company to determine the fair value of assets acquired and liabilities assumed in the television station acquisitions.

•
We tested the design and operating effectiveness of the Company’s internal controls over the valuation of the acquired intangible assets, including controls over forecasts of future revenues and cash flows and selection of the discount rates.

•
We evaluated the reasonableness of management’s forecasts of future revenues and cash flows for a hypothetical new market participant by comparing the projections to historical results and available industry data and performing lookback procedures to assess management’s ability to forecast future revenues and cash flows.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized along with valuation assumptions including the discount rates selected by:

•	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

•	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2020

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), during 2019.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at television stations acquired from Cordillera Communications, LLC, and the Nexstar Media Group, Inc. transaction with Tribune Media Company, which were acquired on May 1, 2019 and September 19, 2019, respectively, and whose financial statements combined constitute 37% of total assets and 13% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at television stations acquired from Cordillera Communications, LLC, or the Nexstar Media Group, Inc. transaction with Tribune Media Company.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2020

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$32,968	$107,114
Accounts receivable (less allowances — $3,546 and $4,371)	413,567	281,330
Programming	60,184	34,432
FCC repack receivable	29,651	19,242
Miscellaneous	41,074	28,899
Total current assets	577,444	471,017
Investments	8,553	7,162
Property and equipment	375,904	237,927
Operating lease right-of-use assets	138,640	—
Goodwill	1,271,855	834,013
Other intangible assets	1,061,791	478,953
Programming (less current portion)	96,256	75,333
Deferred income taxes	11,802	9,141
Miscellaneous	19,108	16,515
Total Assets	$3,561,353	$2,130,061

Liabilities and Equity
Current liabilities:
Accounts payable	$29,153	$26,919
Unearned revenue	11,678	11,459
Current portion of long-term debt	10,612	3,000
Accrued liabilities:
Employee compensation and benefits	45,701	44,929
Programming liability	96,682	40,301
Accrued interest	15,352	2,626
Miscellaneous	46,624	43,486
Other current liabilities	43,678	25,339
Total current liabilities	299,480	198,059
Long-term debt (less current portion)	1,904,418	685,764
Deferred income taxes	19,833	25,531
Operating lease liabilities	123,739	—
Other liabilities (less current portion)	315,948	294,542
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2019 - 69,027,524 shares; 2018 - 68,736,867 shares	691	688
Voting — authorized: 60,000,000 shares; issued and outstanding: 2019 - 11,932,722 shares; 2018 - 11,932,722 shares	119	119
Total	810	807
Additional paid-in capital	1,117,095	1,106,984
Accumulated deficit	(120,981)	(86,229)
Accumulated other comprehensive loss, net of income taxes	(98,989)	(95,397)
Total equity	897,935	926,165
Total Liabilities and Equity	$3,561,353	$2,130,061

See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2019	2018	2017

Operating Revenues:
Advertising	$902,892	$836,049	$563,879
Retransmission and carriage	390,043	304,402	259,712
Other	130,901	67,974	53,381
Total operating revenues	1,423,836	1,208,425	876,972
Costs and Expenses:
Employee compensation and benefits	499,022	394,029	367,735
Programming	451,249	350,753	228,605
Impairment of programming assets	—	8,920	—
Other expenses	293,060	246,487	185,869
Acquisition and related integration costs	26,304	4,124	—
Restructuring costs	3,370	8,911	4,422
Total costs and expenses	1,273,005	1,013,224	786,631
Depreciation, Amortization, and (Gains) Losses:
Depreciation	40,709	34,641	34,049
Amortization of intangible assets	46,277	29,346	22,294
Impairment of goodwill and intangible assets	—	—	35,732
(Gains) losses, net on disposal of property and equipment	(1,692)	1,255	169
Net depreciation, amortization, and (gains) losses	85,294	65,242	92,244
Operating income (loss)	65,537	129,959	(1,903)
Interest expense	(80,596)	(36,184)	(26,697)
Defined benefit pension plan expense	(6,953)	(19,752)	(14,112)
Miscellaneous, net	1,137	152	10,636
Income (loss) from continuing operations before income taxes	(20,875)	74,175	(32,076)
Provision (benefit) for income taxes	(2,497)	18,098	(20,054)
Income (loss) from continuing operations, net of tax	(18,378)	56,077	(12,022)
Loss from discontinued operations, net of tax	—	(36,328)	(2,595)
Net income (loss)	(18,378)	19,749	(14,617)
Loss attributable to noncontrolling interest	—	(632)	(1,511)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(18,378)	$20,381	$(13,106)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.23)	$0.69	$(0.13)
Loss from discontinued operations	—	(0.44)	(0.03)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.23)	$0.25	$(0.16)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(0.23)	$0.68	$(0.13)
Loss from discontinued operations	—	(0.44)	(0.03)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.23)	$0.24	$(0.16)

Weighted average shares outstanding:
Basic	80,826	81,369	82,052
Diluted	80,826	81,927	82,052
See notes to consolidated financial statements.
Net income per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2019	2018	2017

Net income (loss)	$(18,378)	$19,749	$(14,617)
Changes in defined benefit pension plans, net of tax of $(1,156), $2,557, and $4,152	(3,369)	7,590	10,150
Other, net of tax of $(77), $(22) and $(136)	(223)	(65)	(355)
Total comprehensive income (loss)	(21,970)	27,274	(4,822)
Less comprehensive loss attributable to noncontrolling interest	—	(632)	(1,511)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$(21,970)	$27,906	$(3,311)
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2019	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$(18,378)	$19,749	$(14,617)
Loss from discontinued operations, net of tax	—	(36,328)	(2,595)
Income (loss) from continuing operations, net of tax	(18,378)	56,077	(12,022)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	86,986	63,987	56,343
Impairment of goodwill and intangible assets	—	—	35,732
Impairment of programming assets	—	8,920	—
Loss (gain) on disposition of investments	(930)	251	(6,106)
(Gains) losses on sale of property and equipment	(1,692)	1,255	169
Programming assets and liabilities	17,900	(12,788)	(9,172)
Deferred income taxes	(4,665)	19,354	(16,084)
Stock and deferred compensation plans	14,912	10,741	15,872
Pension expense, net of contributions	(13,066)	(4,052)	(6,738)
Other changes in certain working capital accounts, net	(117,446)	(16,159)	(22,190)
Miscellaneous, net	8,927	2,645	(5,619)
Net cash provided by (used in) operating activities from continuing operations	(27,452)	130,231	30,185
Net cash provided by operating activities from discontinued operations	—	10,680	10,667
Net operating activities	(27,452)	140,911	40,852
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,190,422)	(149,469)	(280,940)
Additions to property and equipment	(61,043)	(53,253)	(17,932)
Acquisition of intangible assets	(24,864)	(7,229)	(9,745)
Purchase of investments	(1,871)	(558)	(836)
Proceeds from FCC repack	6,959	1,530	—
Miscellaneous, net	6,734	2,307	12,886
Net cash used in investing activities from continuing operations	(1,264,507)	(206,672)	(296,567)
Net cash provided by (used in) investing activities from discontinued operations	—	79,188	(2,500)
Net investing activities	(1,264,507)	(127,484)	(299,067)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,261,175	—	700,000
Payments on long-term debt	(8,728)	(5,656)	(393,927)
Deferred financing costs	(31,295)	—	(9,671)
Dividends paid	(16,374)	(16,395)	—
Repurchase of Class A Common shares	(584)	(32,323)	(17,885)
Proceeds from exercise of stock options	—	1,857	1,461
Tax payments related to shares withheld for vested stock and RSUs	(3,831)	(3,796)	(4,576)
Miscellaneous, net	17,463	1,316	(2,840)
Net cash provided by (used in) financing activities from continuing operations	1,217,826	(54,997)	272,562
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(13)	(15)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(74,146)	(41,585)	14,347
Cash, cash equivalents and restricted cash:
Beginning of year	107,114	148,699	134,352
End of year	$32,968	$107,114	$148,699

Supplemental Cash Flow Disclosures
Interest paid	61,299	33,673	18,956
Income taxes paid	13,183	3,729	1,756
Non-cash investing information
Capital expenditures included in accounts payable	$983	$693	$286
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of December 31, 2016	$819	$1,132,540	$(94,077)	$(93,347)	$—	$945,935
Minority interest contribution to subsidiary	—	—	—	—	2,143	2,143
Comprehensive income (loss)	—	—	(13,106)	9,795	(1,511)	(4,822)
Repurchase 1,004,451 Class A Common Shares	(10)	(15,627)	(2,248)	—	—	(17,885)
Compensation plans: 661,256 net shares issued *	7	12,107	—	—	—	12,114
Reclassification of disproportionate tax effects from AOCI	—	—	19,370	(19,370)	—	—
As of December 31, 2017	816	1,129,020	(90,061)	(102,922)	632	937,485
Comprehensive income (loss)	—	—	20,381	7,525	(632)	27,274
Cash dividend: declared and paid - $0.20 per share	—	—	(16,395)	—	—	(16,395)
Repurchase 1,813,249 Class A Common Shares	(18)	(32,151)	(154)	—	—	(32,323)
Compensation plans: 851,011 net shares issued *	9	10,115	—	—	—	10,124
As of December 31, 2018	807	1,106,984	(86,229)	(95,397)	—	926,165
Comprehensive income (loss)	—	—	(18,378)	(3,592)	—	(21,970)
Cash dividend: declared and paid - $0.20 per share	—	—	(16,374)	—	—	(16,374)
Repurchase 180,541 Class A Common Shares	(2)	(582)	—	—	—	(584)
Compensation plans: 471,198 net shares issued *	5	10,693	—	—	—	10,698
As of December 31, 2019	$810	$1,117,095	$(120,981)	$(98,989)	$—	$897,935
* Net of tax payments related to shares withheld for vested stock and RSUs of $3,831 in 2019, $3,796 in 2018 and $4,576 in 2017.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national media brands. All of our businesses provide content and services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, National Media and Other.
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
We derive approximately 63% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Retransmission Revenues — We earn revenue from retransmission consent agreements with multi-channel video programming distributors (“MVPDs”) in our markets. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. We also receive fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now. The fees we receive are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
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
Refer to Note 16. Segment Information for further information, including revenue by significant product and service offering.
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

Transaction Price Allocated to Remaining Performance Obligations — As of December 31, 2019, we had an aggregate transaction price of $59.6 million allocated to unsatisfied performance obligations related to contracts within our Triton business, all of which are expected to be recognized into revenue over the next 24 months.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2017	$1,490
Charged to costs and expenses	1,407
Amounts charged off, net	(948)
Balance as of December 31, 2017	1,949
Charged to costs and expenses	3,767
Amounts charged off, net	(1,345)
Balance as of December 31, 2018	4,371
Charged to costs and expenses	1,886
Amounts charged off, net	(2,711)
Balance as of December 31, 2019	$3,546

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $11.7 million at December 31, 2019 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $11.5 million at December 31, 2018. We recorded $10.0 million of revenue in 2019 that was included in unearned revenue at December 31, 2018.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments are capitalized and amortized to expense over the term of the distribution contract. Capitalized costs to obtain a contract with a customer totaled $9.3 million at December 31, 2019 and $9.7 million at December 31, 2018 and are included within miscellaneous assets on our Consolidated Balance Sheets. Amortization of these costs totaled $4.2 million and $1.0 million in 2019 and 2018, respectively.
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

The costs of programming produced by us or for us by independent production companies is charged to expense over estimated useful lives based upon expected future cash flows. The realizable value of internal costs incurred for trial footage at Court TV, including employee compensation and benefits, are capitalized and amortized based upon expected future cash flows. All other internal costs to produce daily or live broadcast shows, such as news, sports or daily magazine shows, are expensed as incurred and are not classified in our Consolidated Statements of Operations as program costs, but are classified based on the type of cost incurred.

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
For our program assets available for broadcast, estimated amortization for each of the next five years is $59.4 million in 2020, $44.1 million in 2021, $25.9 million in 2022, $7.4 million in 2023, $3.1 million in 2024 and $3.3 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs.
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
We record an FCC repack receivable for the amount of reimbursable costs due from the FCC, which totaled $29.7 million at December 31, 2019 and $19.2 million at December 31, 2018. The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $36.8 million at December 31, 2019 and $20.6 million at December 31, 2018.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Consolidated Balance Sheets.

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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $9.1 million at December 31, 2019 and $9.8 million at December 31, 2018. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement with Journal Media Group ("Journal"), Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our Consolidated Balance Sheets with an offsetting receivable of $1.3 million, which will be paid by Journal.
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
Compensation costs are recognized on a straight-line basis over the requisite service period of the award. The impact of forfeitures is recognized as they occur. The requisite service period is generally the vesting period stated in the award. Grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period because stock compensation grants vest upon the retirement eligibility of the employee.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(18,378)	$56,077	$(12,022)
Loss attributable to noncontrolling interest	—	632	1,511
Less income allocated to RSUs	—	(908)	—
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$(18,378)	$55,801	$(10,511)
Denominator
Basic weighted-average shares outstanding	80,826	81,369	82,052
Effect of dilutive securities:
Stock options and restricted stock units	—	558	—
Diluted weighted-average shares outstanding	80,826	81,927	82,052

For the years ended December 31, 2019 and 2017, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive. Accordingly, the diluted EPS calculation excludes the effect from 1.4 million and 1.2 million of outstanding RSUs as of December 31, 2019 and 2017, respectively.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In August 2018, the SEC issued a final rule that amended certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This rule was effective for us in 2019.

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

Implementation of the standard resulted in the recognition of $46.6 million of right-of-use assets and $50.3 million of lease liabilities, which included the impact of prepaid and deferred rent and lease incentives, on our consolidated balance sheet. No cumulative-effect adjustment was recognized as the amount was not material, and adoption of the standard had no impact on our consolidated statements of operations.

Recently Issued Accounting Standards — In March 2019, the FASB issued new guidance to align the accounting for the costs of producing films and episodic television series in response to changes in production and distribution models in the media and entertainment industry. The new guidance amends the capitalization, amortization, impairment, presentation and disclosure requirements for entities that produce and own content, and also aligns the impairment guidance for licensed content to the owned content fair value model. This guidance applies to broadcasters and entities that produce and distribute films and episodic television series through both traditional mediums and digital mediums. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Upon adoption, all programming assets (licensed and produced by us) will be recorded as non-current assets in our consolidated balance sheet. We do not expect a material impact to our consolidated statement of operations.

In August 2018, the FASB issued new guidance to address a customer's accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements in 2020.

In August 2018, the FASB issued new guidance to add, remove and clarify annual disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020 with early adoption permitted, and it should be applied on a retrospective basis. We believe the main impact of this guidance will be to no longer disclose the amount in accumulated other comprehensive income that is expected to be recognized as part of net periodic benefit cost over the next year. Additionally, we will have to add a narrative description for any significant gains and losses affecting the benefit obligation for the period. We are currently evaluating the impact of this guidance on our disclosures.

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The guidance is effective in 2020 with early adoption permitted in 2019. We are currently evaluating the impact of this guidance, specifically as it relates to our allowances for accounts receivable, but do not expect a material impact to our consolidated financial statements and related disclosure on adoption.

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

From the acquisition date of September 19, 2019 through December 31, 2019, revenue from the Nexstar-Tribune stations was $79.8 million.

On May 1, 2019, we acquired 15 television stations in 10 markets from Cordillera Communications, LLC ("Cordillera"), for $521 million in cash, plus a working capital adjustment of $23.9 million. We financed the acquisition with a $765 million term loan B, of which $240 million was segregated into a separate account for financing a portion of the Nexstar transaction.

From the acquisition date of May 1, 2019 through December 31, 2019, revenue from the Cordillera stations was $105.2 million.

Effective January 1, 2019, we acquired three television stations owned by Raycom Media ("Raycom") — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were being divested as part of Gray Television's acquisition of Raycom.

From the acquisition date of January 1, 2019 through December 31, 2019, revenue from the Raycom stations was $23.4 million.

The following table summarizes the fair values of the Raycom, Cordillera and Nexstar-Tribune assets acquired and liabilities assumed at the closing dates. The allocation of purchase price for the Cordillera and Nexstar-Tribune acquisitions reflect preliminary fair values.

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,264	$—	$26,264
Current portion of programming	—	—	11,997	11,997
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,734	61,864	127,319
Operating lease right-of-use assets	296	4,667	82,447	87,410
Programming (less current portion)	—	—	9,830	9,830
Goodwill	18,349	252,920	164,457	435,726
Indefinite-lived intangible assets - FCC licenses	6,800	26,700	176,000	209,500
Amortizable intangible assets:
Television network affiliation relationships	17,400	169,400	181,000	367,800
Advertiser relationships	700	5,900	7,100	13,700
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(3,983)	(1,820)	(5,803)
Current portion of programming liabilities	—	—	(16,211)	(16,211)
Other current liabilities	—	(280)	(3,035)	(3,315)
Programming liabilities	—	—	(15,079)	(15,079)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Net purchase price	$54,970	$544,906	$582,325	$1,182,201

Of the value allocated to amortizable intangible assets, television network affiliation relationships have an estimated amortization period of 20 years, advertiser relationships have estimated amortization periods of 5-10 years and the value allocated to a shared services agreement has an estimated amortization period of 20 years.

The goodwill of $436 million arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transactions as asset acquisitions for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

Omny Studio

On June 10, 2019, we completed the acquisition of Omny Studio ("Omny") for a cash purchase price of $8.3 million. Omny is a Melbourne, Australia-based podcasting software-as-a-service company operating as a part of Triton in our National Media segment. Omny is an audio-on-demand platform built specifically for professional audio publishers. The platform enables audio publishers to seamlessly record, edit, distribute, monetize and analyze podcast content; replace static ads with dynamically inserted, highly targeted ads; and automates key aspects of campaign management, such as industry separation, frequency capping and volume normalization.

The preliminary purchase price allocation assigned $5.3 million to goodwill, $3.8 million to a developed technology intangible asset and the remainder was allocated to various working capital and deferred tax liability accounts. The developed technology intangible asset has an estimated amortization period of 10 years. The goodwill arising from the transaction consists largely of the fact that the addition of Omny's podcast and on-demand audio publishing platform to Triton's portfolio of streaming, advertising and measurement technologies provides audio publishers around the world with a full-stack enterprise solution to increase reach and revenue.

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

The following table summarizes the final fair values of the Triton assets acquired and liabilities assumed at the closing date.

(in thousands)

Cash	$10,515
Accounts receivable	8,879
Other current assets	679
Property and equipment	705
Goodwill	80,656
Other intangible assets	75,000
Accounts payable	(1,895)
Accrued expenses	(3,332)
Other current liabilities	(18)
Deferred tax liability	(10,976)
Total purchase price	$160,213

The acquisition date fair value of goodwill was revised in 2019. Goodwill was decreased by $3.2 million as a result of adjustments to assumed tax liability balances in the opening balance sheet. Adjustment to decrease the fair value of the deferred tax liability by $3.6 million was partially offset by adjustments to various working capital accounts.

Of the $75 million allocated to intangible assets, $39 million was assigned to various developed technologies for audience measurement, content delivery and advertising with lives ranging from 8-12 years, $31 million was assigned to customer relationships with a life of 12 years and $5 million was assigned to trade names with a life of 10 years.

The goodwill of $81 million arises from being able to capitalize on the growth of the streaming audio industry and further improve our position in the global digital audio marketplace. The goodwill is allocated to our National Media segment. The transaction is accounted for as a stock acquisition which applies carryover tax basis to the assets and liabilities acquired. The goodwill is not deductible for income tax purposes.

Katz

On October 2, 2017 we acquired the Katz networks for $292 million, which was net of a 5.33% non-controlling interest we owned prior to the acquisition date. At the time of acquisition, Katz owned and operated four national television networks — Bounce, Grit, Escape and Laff. The acquisition was funded through the issuance of a new term loan B. Katz is included as part of our National Media segment.

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

Prior to the acquisition of Katz, we owned a 5.33% noncontrolling interest of the company. Upon obtaining a controlling interest in Katz in 2017, we recorded a $5.4 million gain from the fair value remeasurement of our 5.33% interest. This gain was included in Miscellaneous, net in our Consolidated Statements of Operations for the year ended December 31, 2017.

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera and Nexstar-Tribune acquisitions had taken place at the beginning of 2018, are presented in the following table. The pro forma results do not include Raycom or Omny Studio, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps, Cordillera and Nexstar-Tribune, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results exclude the $19.9 million of transaction related costs that were expensed in conjunction with the acquisitions and do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2019	2018

Operating revenues	$1,644,930	$1,619,423
Income (loss) from continuing operations attributable to the shareholders of The E.W. Scripps Company	(35,122)	28,614
Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company
Basic	$(0.43)	$0.35
Diluted	(0.43)	0.35

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2019 — Acquisition and related integration costs of $26.3 million reflect investment banking and legal fees incurred to complete the current year acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

2018 — Costs associated with our previously announced restructuring totaled $8.9 million.

Acquisition and related integration costs of $4.1 million reflect professional service costs incurred to integrate Triton and the former Raycom stations, as well as costs related to the 2019 Cordillera acquisition.

In the fourth quarter of 2018, we incurred a non-cash impairment charge of $8.9 million related to our original programming show, Pickler & Ben, which was not renewed for a third season.

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

In the third quarter of 2017, we recorded a $29.4 million non-cash charge to reduce the carrying value of goodwill and $6.3 million to reduce the value of intangible assets related to Cracked. For more information around the impairment of goodwill and intangible assets, see Note 10.

We recognized a $5.4 million gain on our investment in Katz when we completed the acquisition in the fourth quarter.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, other separate state income tax returns for certain of our subsidiary companies, and applicable foreign returns.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Current:
Federal	$1,412	$(719)	$215
State and local	946	1,119	(963)
Foreign	(6)	1	—
Total current income tax provision (benefit)	2,352	401	(748)
Deferred:
Federal	(5,402)	16,513	(16,602)
State and local	378	1,188	(2,704)
Foreign	175	(4)	—
Total deferred income tax provision (benefit)	(4,849)	17,697	(19,306)
Provision (benefit) for income taxes	$(2,497)	$18,098	$(20,054)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2019	2018	2017

Statutory rate	21.0%	21.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	(6.2)	3.0	2.2
Excess tax benefits from stock-based compensation	2.9	0.9	7.1
Nondeductible expenses	(5.7)	1.5	(4.6)
Reserve for uncertain tax positions	0.7	(0.2)	3.6
U.S. federal statutory rate change	—	—	13.2
Other	(0.7)	(1.8)	6.0
Effective income tax rate	12.0%	24.4%	62.5%

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2019	2018

Temporary differences:
Property and equipment	$(33,669)	$(14,545)
Goodwill and other intangible assets	(102,485)	(81,721)
Investments, primarily gains and losses not yet recognized for tax purposes	3,176	3,067
Accrued expenses not deductible until paid	6,781	8,792
Deferred compensation and retiree benefits not deductible until paid	54,258	56,902
Operating lease right-of-use assets	(33,232)	—
Operating lease liabilities	35,029	—
Interest limitation carryforward	12,527	—
Other temporary differences, net	3,181	3,416
Total temporary differences	(54,434)	(24,089)
Federal and state net operating loss carryforwards	51,308	12,800
Valuation allowance for state deferred tax assets	(4,905)	(5,101)
Net deferred tax asset (liability)	$(8,031)	$(16,390)

Total federal operating loss carryforwards were $176 million and state operating loss carryforwards were $353 million at December 31, 2019. Our state tax loss carryforwards expire through 2039. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

Deferred tax assets related to our state jurisdictions totaled $12 million at December 31, 2019. We recognize state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

The Company has not provided for income taxes, including withholding tax, U.S. state taxes, or tax on foreign exchange rate changes, associated with the undistributed earnings of our non-U.S. subsidiaries because we plan to indefinitely reinvest the unremitted earnings in these entities.

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

The SEC provided guidance in SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts. In accordance with that guidance, the income tax effects recorded in 2017 were provisional, including those related to our revaluation of federal deferred tax assets and liabilities. The accounting for the income tax effects could have been adjusted during 2018 as a result of continuing analysis of the Tax Act, or additional implementation guidance from the Internal Revenue Service (IRS), state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation. We had no material adjustments to our accounting for the Tax Act during 2018.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Gross unrecognized tax benefits at beginning of year	$1,112	$1,088	$2,665
Increases in tax positions for prior years	87	130	16
Decreases in tax positions for prior years	(387)	(33)	(390)
Increases in tax positions for current years	—	182	—
Decreases in tax positions for current years	(167)	—	(54)
Decreases from lapse in statute of limitations	(69)	(255)	(1,149)
Gross unrecognized tax benefits at end of year	$576	$1,112	$1,088

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million at December 31, 2019. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2019 and 2018, we had accrued interest related to unrecognized tax benefits of less than $0.1 million.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2019, we are no longer subject to federal income tax examinations for years prior to 2016. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2015.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.1 million.

6. Restricted Cash

At December 31, 2018, our cash and cash equivalents included $5.1 million held in a restricted cash account on deposit with our insurance carrier. This account served as collateral, in place of an irrevocable stand-by letter of credit, to provide financial assurance that we will fulfill our obligations with respect to cash requirements associated with our workers' compensation self-insurance. This cash was to remain on deposit with the carrier until all claims have been paid or we provided a letter of credit in lieu of the cash deposit. At December 31, 2019, no deposits were held in a restricted cash account as we provided a letter of credit in lieu of the cash deposit.

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2019	2018

Investments held at cost	$4,405	$4,114
Equity method investments	4,148	3,048
Total investments	$8,553	$7,162

Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2019 and 2018.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2019	2018

Land and improvements	$62,712	$47,054
Buildings and improvements	193,788	149,159
Equipment	452,812	346,850
Computer software	20,047	17,492
Total	729,359	560,555
Accumulated depreciation	353,455	322,628
Net property and equipment	$375,904	$237,927

9. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our consolidated statements of operations for the year ended December 31, 2019 totaled $17.2 million, including short-term lease costs of $0.3 million.
Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of December 31, 2019

Balance Sheet Information
Right-of-use assets	$138,640
Other current liabilities	16,168
Operating lease liabilities	123,739
Weighted Average Remaining Lease Term
Operating leases	12.09 years
Weighted Average Discount Rate
Operating leases	5.3%

(in thousands)	As of December 31, 2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$16,627
Right-of-use assets obtained in exchange for lease obligations	9,612

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

(in thousands)	Operating Leases

2020	$22,966
2021	13,407
2022	16,601
2023	16,720
2024	15,469
Thereafter	105,608
Total future minimum lease payments	190,771
Less: Imputed interest	(50,864)
Total	$139,907

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(in thousands)	Operating Leases

2019	$11,197
2020	9,195
2021	6,545
2022	6,352
2023	11,412
Thereafter	15,311
Total future minimum lease payments	$60,012

(1)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

10. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2016	$708,133	$105,561	$813,694
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2016	491,219	84,561	575,780
Cracked impairment charge	—	(29,403)	(29,403)
Katz acquisition	—	209,572	209,572
Balance as of December 31, 2017	$491,219	$264,730	$755,949

Gross balance as of December 31, 2017	$708,133	$315,133	$1,023,266
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	491,219	264,730	755,949
Katz acquisition adjustments	—	(5,812)	(5,812)
Triton acquisition	—	83,876	83,876
Balance as of December 31, 2018	$491,219	$342,794	$834,013

Gross balance as of December 31, 2018	$708,133	$393,197	$1,101,330
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	491,219	342,794	834,013
Television stations acquisitions	435,726	—	435,726
Omny acquisition	—	5,336	5,336
Triton acquisition adjustment	—	(3,220)	(3,220)
Balance as of December 31, 2019	$926,945	$344,910	$1,271,855

Gross balance as of December 31, 2019	$1,143,859	$395,313	$1,539,172
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2019	$926,945	$344,910	$1,271,855

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2019	2018

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$616,244	$248,444
Customer lists and advertiser relationships	111,700	100,500
Other	109,156	88,393
Total carrying amount	837,100	437,337
Accumulated amortization:
Television network affiliation relationships	(82,917)	(62,020)
Customer lists and advertiser relationships	(48,586)	(36,380)
Other	(29,721)	(17,199)
Total accumulated amortization	(161,224)	(115,599)
Net amortizable intangible assets	675,876	321,738
Indefinite-lived intangible assets — FCC licenses	385,915	157,215
Total other intangible assets	$1,061,791	$478,953

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to other intangible assets.

In 2018, we recognized other intangible assets of $5.8 million related to the acquisition of cable and satellite carriage rights for the launch of our Newsy cable network. These rights are amortized over the life of the respective carriage agreement.
Estimated amortization expense of intangible assets for each of the next five years is $57.9 million in 2020, $54.9 million in 2021, $49.8 million in 2022, $44.7 million in 2023, $42.9 million in 2024 and $425.7 million in later years.
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

11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2019	2018

Revolving credit facility	$—	$—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	—
Term loan, due in 2024	293,250	296,250
Term loan, due in 2026	759,272	—
Total outstanding principal	1,952,522	696,250
Less: Debt issuance costs and issuance discounts	(37,492)	(7,486)
Less: Current portion	(10,612)	(3,000)
Net carrying value of long-term debt	1,904,418	685,764
Fair value of long-term debt *	$1,991,164	$662,844
* Fair values of the 2025 and 2027 Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

2025 Senior Unsecured Notes

On April 28, 2017, we issued $400 million of senior unsecured notes (the "2025 Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The proceeds of the 2025 Senior Notes were used to repay an old term loan, for the payment of the related issuance costs and for general corporate purposes. The 2025 Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. Prior to May 15, 2020, we may redeem the 2025 Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2025 Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the 2025 Senior Notes may require us to repurchase some or all of the notes. The 2025 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2025 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the 2025 Senior Notes, which are being amortized over the life of the notes. Additionally, in the second quarter of 2017, we wrote off $2.4 million of deferred financing costs associated with an old term loan.

2027 Senior Unsecured Notes

On July 26, 2019, our wholly-owned subsidiary, Scripps Escrow, Inc. ("Scripps Escrow"), issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were released from Escrow on September 19, 2019 upon closing the acquisition of eight television stations from Nexstar. A portion of the proceeds from these 2027 Senior Notes and the incremental term loan B proceeds were used to finance these stations acquired from Nexstar. The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15, commencing on January 15, 2020. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

We incurred approximately $10.7 million of deferred financing costs in connection with the issuance of the 2027 Senior Notes, which are being amortized over the life of the notes.

Scripps Senior Secured Credit Agreement

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024 ("2024 term loan"). We amended this term loan on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the 2024 term loan at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company's total net leverage, as defined by the amended agreement, is below 2.75. The 2024 term loan requires annual principal payments of $3 million.

As of December 31, 2019 and 2018, the interest rate on the 2024 term loan was 3.80% and 4.34%, respectively. The weighted-average interest rate was 3.88% and 4.30% in 2019 and 2018, respectively.

On May 1, 2019, we entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement ("Fourth Amendment"). Under the Fourth Amendment, we issued a $765 million term loan B ("2026 term loan") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. We amended this term loan on December 18, 2019, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the 2026 term loan at a rate based on LIBOR, plus a fixed margin of 2.50%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and original issuance discount totaled approximately $23.0 million with this term loan, which are being amortized over the life of the loan.

Of the $765 million raised under the 2026 term loan, $525 million of the proceeds were used to fund the Cordillera acquisition and pay related fees and expenses, which closed on May 1, 2019. The remaining proceeds financed a portion of the acquisition of eight broadcast television stations from the Nexstar transaction with Tribune Media Company, which closed on September 19, 2019.

As of December 31, 2019, the interest rate on the 2026 term loan was 4.30%. The weighted-average interest rate on the 2026 term loan was 4.56% for the months it was outstanding during 2019.

Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. As of December 31, 2019, we were not required to make any additional principal payments pursuant to this provision.

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin, based on our leverage ratio, ranging from 1.75% to 2.50%. The weighted-average interest rate over the period we had a drawn revolver balance in 2019 was 4.18%. As of December 31, 2019, there were no borrowings under the revolving credit agreement.

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

As of December 31, 2019 and 2018, we had outstanding letters of credit totaling $6.0 million and $0.1 million, respectively, under the Revolving Credit Facility.

Our credit agreement grants the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment.

12. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents. The fair values of these financial assets were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018:

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$8,948	$8,948	$—	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$1,007	$1,007	$—	$—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2019	2018

Employee compensation and benefits	$21,403	$19,775
Deferred FCC repack income	36,770	20,620
Programming liability	57,291	43,825
Liability for pension benefits	190,219	198,444
Liabilities for uncertain tax positions	637	811
Other	9,628	11,067
Other liabilities (less current portion)	$315,948	$294,542

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Accounts receivable	$(104,956)	$(22,130)	$(22,522)
Other current assets	(11,352)	(6,207)	(6,150)
Accounts payable	1,572	965	(7,259)
Accrued employee compensation and benefits	514	9,218	3,175
Accrued interest	12,726	6	465
Other accrued liabilities	3,853	(1,531)	12,180
Unearned revenue	219	2,915	943
Other, net	(20,022)	605	(3,022)
Total	$(117,446)	$(16,159)	$(22,190)

15. Employee Benefit Plans
We sponsor a noncontributory defined benefit pension plan and non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plan and the SERPs have frozen the accrual of future benefits.
We sponsor a defined contribution plan covering substantially all non-union and certain union employees. We match a portion of employees' voluntary contributions to this plan.
Other union-represented employees are covered by defined benefit pension plans jointly sponsored by us and the union, or by union-sponsored multi-employer plans.
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Interest cost	$23,287	$23,836	$25,966
Expected return on plan assets, net of expenses	(19,974)	(22,232)	(17,439)
Amortization of actuarial loss and prior service cost	2,622	3,527	4,424
Settlement losses	—	11,713	—
Total for defined benefit plans	5,935	16,844	12,951
Multi-employer plans	132	190	253
SERPs	1,018	2,908	1,161
Defined contribution plan	10,494	8,619	9,183
Net periodic benefit cost	17,579	28,561	23,548
Allocated to discontinued operations	—	(543)	(687)
Net periodic benefit cost - continuing operations	$17,579	$28,018	$22,861

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Actuarial gain/(loss)	$(5,478)	$(7,765)	$12,205
Prior service cost	—	(424)	—
Amortization of actuarial loss and prior service cost	2,622	3,527	4,424
Reclassification of actuarial loss related to settlement	—	11,713	—
Total	$(2,856)	$7,051	$16,629

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.2 million in 2019, $0.3 million in 2018 and $0.2 million in 2017, and settlement losses in 2018 totaled $1.8 million. We recognized actuarial losses for our SERPs of $1.9 million and $2.5 million in 2019 and 2017, respectively, and a gain of $1.0 million in 2018.

Assumptions used in determining the annual retirement plans expense were as follows:

	2019	2018 (1)	2017 (2)

Discount rate	4.38%	3.71%-4.58%	4.26%
Long-term rate of return on plan assets	5.50%	5.10%	4.20%-4.30%
(1) Range presented for 2018 discount rate represents the rates used for various remeasurement periods during the year as well as differing rates used for Scripps Pension Plan and Journal Communications, Inc. Plan.
(2) Range presented for long-term rate of return on plan assets for 2017 represents the rates used for Scripps Pension Plan and Journal Communications, Inc. Plan.
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plans		SERPs
	For the years ended December 31,
(in thousands)	2019	2018	2019	2018

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$544,581	$654,536	$16,985	$23,691
Interest cost	23,287	23,836	718	746
Benefits paid	(35,186)	(33,872)	(1,019)	(1,021)
Actuarial (gains)/losses	60,909	(46,800)	1,857	(1,034)
Plan Amendments	—	424	—	—
Settlements	—	(53,543)	—	(5,397)
Projected benefit obligation at end of year	593,591	544,581	18,541	16,985
Plan assets:
Fair value at beginning of year	361,891	464,441	—	—
Actual return on plan assets	75,405	(32,334)	—	—
Company contributions	18,589	17,199	1,019	6,418
Benefits paid	(35,186)	(33,872)	(1,019)	(1,021)
Settlements	—	(53,543)	—	(5,397)
Fair value at end of year	420,699	361,891	—	—
Funded status	$(172,892)	$(182,690)	$(18,541)	$(16,985)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,214)	$(1,231)
Noncurrent liabilities	(172,892)	(182,690)	(17,327)	(15,754)
Total	$(172,892)	$(182,690)	$(18,541)	$(16,985)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$123,065	$120,191	$7,240	$5,571
Prior service cost	406	424	—	—

In 2020, we expect to recognize amortization of accumulated other comprehensive loss into net periodic benefit costs of $4.8 million (including $0.3 million for our SERPs).
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plans		SERPs
	As of December 31,
(in thousands)	2019	2018	2019	2018

Accumulated benefit obligation	$593,591	$544,581	$18,541	$16,985
Projected benefit obligation	593,591	544,581	18,541	16,985
Fair value of plan assets	420,699	361,891	—	—

Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2019	2018	2017

Weighted average discount rate	3.40%	4.38%	3.70%

In 2020, we expect to contribute $1.2 million to fund our SERPs and $31.8 million to fund our qualified defined benefit pension plan.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $31.4 million in 2020, $31.9 million in 2021, $32.4 million in 2022, $33.0 million in 2023, $33.8 million in 2024 and a total of $175.0 million for the five years ending 2029.
Plan Assets and Investment Strategy
Our long-term investment strategy for pension assets is to earn a rate of return over time that minimizes future contributions to the plan while reducing the volatility of pension assets relative to pension liabilities. The strategy reflects the fact that we have frozen the accrual of service credits under our plans which cover the majority of employees. We evaluate our asset allocation target ranges for equity, fixed income and other investments annually. We monitor actual asset allocations quarterly and adjust as necessary. We control risk through diversification among multiple asset classes, managers and styles. Risk is further monitored at the manager and asset class level by evaluating performance against appropriate benchmarks.
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2020	2019	2018

US equity securities	20%	17%	19%
Non-US equity securities	30%	39%	28%
Fixed-income securities	45%	43%	46%
Other	5%	1%	7%
Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium and small capitalization companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside of the U.S. and American depository receipts. Fixed-income securities include securities issued or guaranteed by the U.S. government, mortgage backed securities and corporate debt obligations. Other investments include real estate funds and cash equivalents.
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

The following table presents our plan assets as of December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018

Equity securities
Common/collective trust funds	$237,015	$168,547
Fixed income
Common/collective trust funds	181,176	166,079
Real estate fund	—	24,798
Cash equivalents	2,508	2,467
Fair value of plan assets	$420,699	$361,891

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

Real estate fund pertained to an investment in a real estate fund which invested in limited partnerships, limited liability corporations, real estate investment trusts, other funds and insurance company group annuity contracts. The valuations for these holdings were based on property appraisals using cash flow analysis and market transactions. The fund provided for quarterly redemptions with 110 days written notice.

16. Segment Information
We determine our business segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our 60 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 13 CW affiliates - five on full power stations and eight on multicast; two MyNetwork TV affiliates; two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Segment operating revenues:
Local Media	$1,022,805	$917,480	$778,376
National Media	396,111	286,170	93,141
Other	4,920	4,775	5,455
Total operating revenues	$1,423,836	$1,208,425	$876,972
Segment profit (loss):
Local Media	$217,885	$251,119	$156,890
National Media	23,986	13,920	(9,260)
Other	(3,957)	(3,680)	(2,361)
Shared services and corporate	(57,409)	(53,123)	(50,506)
Acquisition and related integration costs	(26,304)	(4,124)	—
Restructuring costs	(3,370)	(8,911)	(4,422)
Depreciation and amortization of intangible assets	(86,986)	(63,987)	(56,343)
Impairment of goodwill and intangible assets	—	—	(35,732)
Gains (losses), net on disposal of property and equipment	1,692	(1,255)	(169)
Interest expense	(80,596)	(36,184)	(26,697)
Defined benefit pension plan expense	(6,953)	(19,752)	(14,112)
Miscellaneous, net	1,137	152	10,636
Income (loss) from continuing operations before income taxes	$(20,875)	$74,175	$(32,076)
Depreciation:
Local Media	$34,086	$30,467	$31,870
National Media	5,013	2,592	88
Other	148	150	208
Shared services and corporate	1,462	1,432	1,883
Total depreciation	$40,709	$34,641	$34,049
Amortization of intangible assets:
Local Media	$26,283	$14,821	$15,084
National Media	18,641	13,172	5,856
Shared services and corporate	1,353	1,353	1,354
Total amortization of intangible assets	$46,277	$29,346	$22,294

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Operating revenues:
Core advertising	$879,629	$696,449	$555,228
Political	23,263	139,600	8,651
Retransmission and carriage	390,043	304,402	259,712
Other	130,901	67,974	53,381
Total operating revenues	$1,423,836	$1,208,425	$876,972

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Additions to property and equipment:
Local Media	$46,855	$37,773	$16,946
National Media	12,071	15,164	792
Other	529	—	—
Shared services and corporate	1,878	723	367
Total additions to property and equipment	$61,333	$53,660	$18,105

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2019	2018	2017

Assets:
Local Media	$2,694,667	$1,261,526	$1,273,735
National Media	782,030	737,987	528,479
Other	3,503	865	2,128
Shared services and corporate	81,153	129,683	189,202
Total assets of continuing operations	3,561,353	2,130,061	1,993,544
Discontinued operations	—	—	136,004
Total assets	$3,561,353	$2,130,061	$2,129,548

17. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2019 were: $621.9 million in 2020, $563.6 million in 2021, $281.3 million in 2022, $55.2 million in 2023, $33.4 million in 2024, and $0.2 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares. This authorization expires on March 1, 2020. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934.
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
As of December 31, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. Excluding the shares repurchased under the ASR, during 2018 we repurchased $7.3 million of shares at prices ranging from $13.29 to $17.86 per share. As of December 31, 2019, $49.7 million was outstanding under this authorization.
In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2019, approximately 5.1 million shares were available for future stock compensation awards.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2016	486,914	$6.81	$ 6-9
Exercised	(235,407)	6.20	6-8
Outstanding at December 31, 2017	251,507	7.38	6-9
Exercised	(251,507)	7.38	6-9
Outstanding at December 31, 2018	—

The following table summarizes additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Cash received upon exercise	$—	$1,857	$1,461
Intrinsic value (market value on date of exercise less exercise price)	—	1,266	3,919
Tax benefits realized	—	315	1,497

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2016	1,425,177	$17.05	$ 12-24
Awarded	653,522	22.51	17-24
Vested	(581,920)	20.78	14-24
Forfeited	(308,856)	17.20	14-24
Unvested at December 31, 2017	1,187,923	19.99	14-24
Awarded	816,771	13.28	11-17
Vested	(771,904)	14.16	11-18
Forfeited	(57,348)	16.68	13-23
Unvested at December 31, 2018	1,175,442	15.86	11-24
Awarded	758,557	22.12	13-23
Vested	(536,064)	21.67	12-23
Forfeited	(39,497)	17.89	13-24
Unvested at December 31, 2019	1,358,438	18.68	11-24

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Fair value of RSUs vested	$11,618	$10,930	$12,090
Tax benefits realized on vesting	2,969	1,758	4,630

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017

Total share-based compensation	$13,308	$11,008	$12,960
Included in discontinued operations	—	(227)	(465)
Included in continuing operations	$13,308	$10,781	$12,495
Share-based compensation, net of tax	$9,907	$8,100	$7,717

As of December 31, 2019, $13.4 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.5 years.

19. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2017	$(102,955)	$33	$(102,922)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,803) and ($22)	(5,351)	(65)	(5,416)
Amounts reclassified from AOCI, net of tax of $4,360	12,941	—	12,941
Net current-period other comprehensive income (loss)	7,590	(65)	7,525
As of December 31, 2018	(95,365)	(32)	(95,397)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,874) and $(77)	(5,461)	(223)	(5,684)
Amounts reclassified from AOCI, net of tax of $718	2,092	—	2,092
Net current-period other comprehensive income (loss)	(3,369)	(223)	(3,592)
As of December 31, 2019	$(98,734)	$(255)	$(98,989)

Amounts reclassified to net earnings for defined benefit pension items relate to the amortization of actuarial gains (losses) and settlement charges. These amounts are included within the defined benefit pension plan expense caption on our Consolidated Statements of Operations. See Note 15. Employee Benefit Plans for additional information.

20. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2019	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$292,163	$337,495	$349,777	$444,401	$1,423,836
Costs and expenses	(274,058)	(294,942)	(327,049)	(376,956)	(1,273,005)
Depreciation and amortization of intangible assets	(17,792)	(20,237)	(22,241)	(26,716)	(86,986)
Gains (losses), net on disposal of property and equipment	(173)	(144)	11	1,998	1,692
Interest expense	(8,916)	(18,023)	(26,537)	(27,120)	(80,596)
Defined benefit pension plan expense	(1,572)	(1,564)	(2,071)	(1,746)	(6,953)
Miscellaneous, net	(800)	369	2,042	(474)	1,137
Income (loss) from continuing operations before income taxes	(11,148)	2,954	(26,068)	13,387	(20,875)
Provision (benefit) for income taxes	(4,334)	3,320	(4,305)	2,822	(2,497)
Income (loss) from continuing operations, net of tax	(6,814)	(366)	(21,763)	10,565	(18,378)
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(6,814)	(366)	(21,763)	10,565	(18,378)
Income (loss) attributable to noncontrolling interest	—	—	166	(166)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(6,814)	$(366)	$(21,929)	$10,731	$(18,378)
Net income (loss) from continuing operations per basic share of common stock	$(0.08)	$(0.01)	$(0.27)	$0.13	$(0.23)
Net income (loss) from continuing operations per diluted share of common stock	$(0.08)	$(0.01)	$(0.27)	$0.13	$(0.23)
Weighted average shares outstanding:
Basic	80,673	80,822	80,877	80,927	80,826
Diluted	80,673	80,822	80,877	81,322	80,826
Cash dividends per share of common stock	$0.05	$0.05	$0.05	$0.05	$0.20
The sum of the quarterly net income (loss) per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

2018	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$254,191	$283,395	$302,726	$368,113	$1,208,425
Costs and expenses	(238,682)	(245,610)	(247,304)	(281,628)	(1,013,224)
Depreciation and amortization of intangible assets	(15,420)	(15,382)	(15,598)	(17,587)	(63,987)
Gains (losses), net on disposal of property and equipment	(717)	66	501	(1,105)	(1,255)
Interest expense	(8,759)	(9,279)	(9,003)	(9,143)	(36,184)
Defined benefit pension plan expense	(1,388)	(1,389)	(3,529)	(13,446)	(19,752)
Miscellaneous, net	167	(156)	(546)	687	152
Income (loss) from continuing operations before income taxes	(10,608)	11,645	27,247	45,891	74,175
Provision (benefit) for income taxes	(2,031)	2,983	7,208	9,938	18,098
Income (loss) from continuing operations, net of tax	(8,577)	8,662	20,039	35,953	56,077
Loss from discontinued operations, net of tax	(18,504)	(2,942)	(908)	(13,974)	(36,328)
Net income (loss)	$(27,081)	$5,720	$19,131	$21,979	$19,749
Loss attributable to noncontrolling interest	(632)	—	—	—	(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(26,449)	$5,720	$19,131	$21,979	$20,381
Net income (loss) from continuing operations per basic share of common stock	$(0.10)	$0.10	$0.24	$0.44	$0.69
Loss from discontinued operations per basic share of common stock	$(0.23)	$(0.04)	$(0.01)	$(0.17)	$(0.44)
Net income (loss) from continuing operations per diluted share of common stock	$(0.10)	$0.10	$0.24	$0.44	$0.68
Loss from discontinued operations per diluted share of common stock	$(0.23)	$(0.04)	$(0.01)	$(0.17)	$(0.44)
Weighted average shares outstanding:
Basic	81,554	81,824	81,452	80,669	81,369
Diluted	81,554	81,852	82,084	81,348	81,927
Cash dividends per share of common stock	$0.05	$0.05	$0.05	$0.05	$0.20

The sum of the quarterly net income (loss) per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

21. Assets Held for Sale and Discontinued Operations
Radio Divestiture
In the fourth quarter of 2017, we began the process to divest our radio business. Our radio business consisted of 34 radio stations in eight markets. We closed on the sale of our Tulsa radio stations on October 1, 2018, closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018 and closed on the sales of our Boise and Tucson radio stations on December 12, 2018. We have reported its results as discontinued operations for the years ended 2017 and 2018.

Operating results of our radio operations included in discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2018	2017

Operating revenues	$49,243	$68,630
Total costs and expenses	(42,694)	(57,061)
Depreciation and amortization of intangible assets	—	(2,910)
Impairment of goodwill and intangible assets	(25,900)	(8,000)
Other, net	(179)	(258)
Income (loss) from operations of discontinued operations	(19,530)	401
Pretax loss on disposal of discontinued operations	(18,558)	—
Income (loss) from discontinued operations before income taxes	(38,088)	401
Income tax benefit (provision)	1,760	(2,996)
Loss from discontinued operations, net of tax	$(36,328)	$(2,595)

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