Form 10-Q
period 2020-03-31
E.W. SCRIPPS Co
filed 2020-05-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2020, there were 69,456,797 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2020

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

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

The coronavirus (COVID-19) pandemic has materially affected how we, our vendors and our customers are operating, and the extent to which this pandemic will impact our future results of operations and overall financial condition remains uncertain.

The global spread of COVID-19 has created significant volatility, uncertainty and disruption in economies around the world. The extent to which the coronavirus pandemic impacts our operations, financial results and financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers, including advertisers, and their demand for our services; our ability to sell and provide our services, including as a result of travel restrictions and individuals working from home; the ability of our customers to pay for our services; and any closures of our offices and facilities or those of our vendors and our customers. Customers may also slow down decision making, delay planned advertising or seek to modify or terminate existing agreements with us.

The duration of the pandemic and the extent of the impact on us and others depend on future developments out of our control that are unknown at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the pace of development of cures or vaccines, and the impact of these and other factors on our business, employees, vendors and customers. Any of these factors could exacerbate other risks and uncertainties disclosed in our Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2020.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under the authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during the first quarter of 2020.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2020.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
The following table presents information on matters submitted to a vote of security holders at our May 4, 2020 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Lauren Rich Fine	41,616,753	—	8,144,003
Wonya Y. Lucas	41,680,519	—	8,080,237
Kim Williams	41,248,012	—	8,512,744
Directors elected by holders of Common Voting Shares:
Marcellus W. Alexander, Jr.	10,736,776	—	—
Charles L. Barmonde	10,736,776	—	—
Richard A. Boehne	10,736,776	—	—
Kelly P. Conlin	10,736,776	—	—
John W. Hayden	10,736,776	—	—
Anne M. La Dow	10,736,776	—	—
R. Michael Scagliotti	10,736,776	—	—
Adam P. Symson	10,736,776	—	—
2. Vote by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant	10,736,776	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	10,736,776	—	—

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101
The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 8, 2020	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2020	As of December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$179,627	$32,968
Accounts receivable (less allowances— $3,961 and $3,546)	401,409	413,567
Programming	7,779	60,184
FCC repack receivable	29,241	29,651
Miscellaneous	52,754	41,074
Total current assets	670,810	577,444
Investments	11,434	8,553
Property and equipment	377,317	375,904
Operating lease right-of-use assets	135,138	138,640
Goodwill	1,275,327	1,271,855
Other intangible assets	1,047,791	1,061,791
Programming (less current portion)	146,187	96,256
Deferred income taxes	11,602	11,802
Miscellaneous	20,069	19,108
Total Assets	$3,695,675	$3,561,353

Liabilities and Equity
Current liabilities:
Accounts payable	$43,389	$29,153
Unearned revenue	8,572	11,678
Current portion of long-term debt	10,612	10,612
Accrued liabilities:
Employee compensation and benefits	30,798	45,701
Programming liability	75,004	96,682
Accrued interest	14,180	15,352
Miscellaneous	64,991	46,624
Other current liabilities	26,725	43,678
Total current liabilities	274,271	299,480
Long-term debt (less current portion)	2,078,232	1,904,418
Deferred income taxes	34,575	19,833
Operating lease liabilities	121,947	123,739
Other liabilities (less current portion)	301,330	315,948
Equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 69,456,797 and 69,027,524 shares	695	691
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	814	810
Additional paid-in capital	1,119,485	1,117,095
Accumulated deficit	(136,898)	(120,981)
Accumulated other comprehensive loss, net of income taxes	(98,081)	(98,989)
Total equity	885,320	897,935
Total Liabilities and Equity	$3,695,675	$3,561,353
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019

Operating Revenues:
Advertising	$259,714	$174,241
Retransmission and carriage	138,950	87,283
Other	32,242	30,639
Total operating revenues	430,906	292,163
Costs and Expenses:
Employee compensation and benefits	149,919	110,203
Programming	144,969	97,995
Other expenses	87,080	61,442
Acquisition and related integration costs	4,910	3,480
Restructuring costs	—	938
Total costs and expenses	386,878	274,058
Depreciation, Amortization, and (Gains) Losses:
Depreciation	13,528	8,975
Amortization of intangible assets	14,387	8,817
(Gains) losses, net on disposal of property and equipment	1,433	173
Net depreciation, amortization, and (gains) losses	29,348	17,965
Operating income	14,680	140
Interest expense	(25,798)	(8,916)
Defined benefit pension plan expense	(1,026)	(1,572)
Miscellaneous, net	1,114	(800)
Loss from operations before income taxes	(11,030)	(11,148)
Provision (benefit) for income taxes	779	(4,334)
Net loss	$(11,809)	$(6,814)

Net loss per basic share of common stock	$(0.15)	$(0.08)
Net loss per diluted share of common stock	$(0.15)	$(0.08)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Net loss	$(11,809)	$(6,814)
Changes in defined benefit pension plans, net of tax of $286 and $155	902	460
Other	6	—
Total comprehensive loss	$(10,901)	$(6,354)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Net loss	$(11,809)	$(6,814)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	27,915	17,792
(Gain)/loss on sale of property and equipment	1,433	173
Programming assets and liabilities	(28,834)	(1,133)
Deferred income taxes	14,672	(4,341)
Stock and deferred compensation plans	2,208	7,352
Pension expense, net of contributions	(4,034)	(408)
Other changes in certain working capital accounts, net	10,996	(25,776)
Miscellaneous, net	1,154	(37)
Net cash provided by (used in) operating activities	13,701	(13,192)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(55,199)
Acquisition of intangible assets	(525)	(404)
Additions to property and equipment	(16,210)	(13,440)
Purchase of investments	(3,087)	(115)
Proceeds from FCC repack	2,719	1,520
Miscellaneous, net	773	1
Net cash used in investing activities	(16,330)	(67,637)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	175,000	—
Payments on long-term debt	(2,653)	(750)
Dividends paid	(4,108)	(4,040)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,266)	(3,649)
Miscellaneous, net	(16,574)	(2,862)
Net cash provided by (used in) financing activities	149,399	(11,885)
Effect of foreign exchange rates on cash and cash equivalents	(111)	2
Increase (decrease) in cash and cash equivalents	146,659	(92,712)
Cash and cash equivalents:
Beginning of year	32,968	107,114
End of period	$179,627	$14,402

Supplemental Cash Flow Disclosures
Interest paid	$24,833	$3,356
Income taxes paid	$12	$50
Non-cash investing information
Capital expenditures included in accounts payable	$1,187	$1,465
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2020 and 2019 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2019	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	(11,809)	908	(10,901)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,108)	—	(4,108)
Compensation plans: 429,273 net shares issued *	4	2,390	—	—	2,394
As of March 31, 2020	$814	$1,119,485	$(136,898)	$(98,081)	$885,320

* Net of tax payments related to shares withheld for vested RSUs of $2,266 for the three months ended March 31, 2020.

As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$926,165
Comprehensive income (loss)	—	—	(6,814)	460	(6,354)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,040)	—	(4,040)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	(584)
Compensation plans: 297,131 net shares issued *	3	2,183	—	—	2,186
As of March 31, 2019	$808	$1,108,585	$(97,083)	$(94,937)	$917,373

* Net of tax payments related to shares withheld for vested RSUs of $3,649 for the three months ended March 31, 2019.
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2019 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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

Transaction Price Allocated to Remaining Performance Obligations — As of March 31, 2020, we had an aggregate transaction price of $53.2 million allocated to unsatisfied performance obligations related to contracts within our Triton business, most of which is expected to be recognized into revenue over the next 24 months.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $4.0 million at March 31, 2020 and $3.5 million at December 31, 2019.

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $8.6 million at March 31, 2020 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $11.7 million at December 31, 2019. We recorded $6.0 million of revenue in the three months ended March 31, 2020 that was included in unearned revenue at December 31, 2019.
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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2019 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $4.2 million and $5.8 million for the first quarter of 2020 and 2019, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2020	2019

Numerator (for basic and diluted earnings per share)
Net loss	$(11,809)	$(6,814)
Less income allocated to RSUs	—	—
Numerator for basic and diluted earnings per share	$(11,809)	$(6,814)
Denominator
Basic weighted-average shares outstanding	81,077	80,673
Effect of dilutive securities:
Restricted stock units	—	—
Diluted weighted-average shares outstanding	81,077	80,673

For the three months ended March 31, 2020 and 2019, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation for the 2020 and 2019 periods excludes the effect from 2.2 million and 1.4 million of outstanding RSUs, respectively.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In December 2019, the Financial Accounting Standards Board ("FASB") issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance in order to improve the consistent application of, and simplify GAAP for, other areas of Topic 740. It is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We elected to early adopt this standard effective January 1, 2020, with no material impact on our condensed consolidated financial statements.

In March 2019, the FASB issued new guidance to align the accounting for the costs of producing films and episodic television series in response to changes in production and distribution models in the media and entertainment industry. The new guidance amends the capitalization, amortization, impairment, presentation and disclosure requirements for entities that produce and own content, and also aligns the impairment guidance for licensed content to the owned content fair value model. This guidance applies to broadcasters and entities that produce and distribute films and episodic television series through both traditional mediums and digital mediums. We adopted the standard on January 1, 2020. Upon adoption, we recorded all licensed programming assets and programming assets produced by us as non-current assets in our condensed consolidated balance sheets as of March 31, 2020. Prepaid programming rights for the purchase of podcast content rights continue to be reported as current assets in our condensed consolidated balance sheets. The adoption of the standard had no material impact on our condensed consolidated statements of operations.

In August 2018, the FASB issued new guidance to address a customer's accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We adopted the standard on January 1, 2020, with no material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. We adopted the standard on January 1, 2020. Considering current and expected future economic and market conditions related to COVID-19, we increased our allowances for accounts receivable $0.7 million. The adoption of the standard did not result in any other material impacts to our condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards — In March 2020, the FASB issued new guidance that provides optional expedients and exceptions to certain accounting requirements to facilitate the transition away from the use of London Interbank Offered Rate (LIBOR) and other interbank offered rates. The guidance is effective as of March 12, 2020 and will apply through December 31, 2022 to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We will evaluate transactions or contract modifications occurring as a result of reference rate reform to determine whether to apply the optional guidance on an ongoing basis.

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

3. Acquisitions

Television Stations Acquisitions

On September 19, 2019, we closed on the acquisition of eight television stations in seven markets from the Nexstar Media Group, Inc. ("Nexstar") transaction with Tribune Media Company ("Tribune"). Cash consideration for the transaction totaled $582 million. Seven of the stations were operated by Tribune, and its subsidiaries, and one was operated by Nexstar. Nexstar was required to divest these stations in order to complete its acquisition of Tribune.

On May 1, 2019, we acquired 15 television stations in 10 markets from Cordillera Communications, LLC ("Cordillera"), for $521 million in cash, plus a working capital adjustment of $23.9 million.

Effective January 1, 2019, we acquired three television stations owned by Raycom Media ("Raycom") — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were divested as part of Gray Television's acquisition of Raycom.

The following table summarizes the fair values of the Raycom, Cordillera and Nexstar-Tribune assets acquired and liabilities assumed at the closing dates. The allocation of purchase price for the Cordillera and Nexstar-Tribune acquisitions reflect preliminary fair values.

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,264	$—	$26,264
Current portion of programming	—	—	11,997	11,997
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,734	61,909	127,364
Operating lease right-of-use assets	296	4,667	82,447	87,410
Programming (less current portion)	—	—	9,830	9,830
Goodwill	18,349	254,176	167,322	439,847
Indefinite-lived intangible assets - FCC licenses	6,800	26,700	176,000	209,500
Amortizable intangible assets:
Television network affiliation relationships	17,400	169,400	181,000	367,800
Advertiser relationships	700	5,900	7,100	13,700
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(5,239)	(4,580)	(9,819)
Current portion of programming liabilities	—	—	(16,211)	(16,211)
Other current liabilities	—	(280)	(3,185)	(3,465)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Programming liabilities	—	—	(15,079)	(15,079)
Net purchase price	$54,970	$544,906	$582,325	$1,182,201

Of the value allocated to amortizable intangible assets, television network affiliation relationships have an estimated amortization period of 20 years, advertiser relationships have estimated amortization periods of 5-10 years and the value allocated to a shared services agreement has an estimated amortization period of 20 years.

The goodwill of $440 million arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transactions as asset acquisitions for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera and Nexstar-Tribune acquisitions had taken place at the beginning of 2019, are presented in the following table. The pro forma results do not include Raycom or Omny Studio, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps, Cordillera and Nexstar-Tribune, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results exclude the $1.2 million of transaction related costs that were expensed in conjunction with the acquisitions and do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

(in thousands, except per share data) (unaudited)	Three Months Ended March 31, 2019

Operating revenues	$384,304
Net loss	(19,930)
Net loss per share:
Basic	$(0.25)
Diluted	(0.25)

4. Asset Write-Downs and Other Charges and Credits

Loss from operations before income taxes was affected by the following:

2020 - Acquisition and related integration costs of $4.9 million in the first quarter of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations.

2019 - Acquisition and related integration costs of $3.5 million in the first quarter of 2019 reflect professional service costs incurred to integrate Triton and the Raycom and Cordillera television stations, as well as costs related to the Nexstar-Tribune acquisition.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our first quarter income tax provision. We do expect to receive an additional tax refund of $13.9 million from the carryback of NOLs to prior periods. We are currently assessing the future implications of these provisions within the CARES Act on our condensed consolidated financial statements, but do not expect the impact to be material.

The effective income tax rate for the three months ended March 31, 2020 and 2019 was (7)% and 39%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million expense in 2020 and $0.6 million benefit in 2019). Additionally, in the first quarter of 2020, we had a net discrete tax provision charge of $4.0 million related to state deferred rate changes and state NOL valuation allowance reductions.

Deferred tax assets totaled $11.6 million at March 31, 2020, which includes the tax effect of state NOL carryforwards. We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 totaled $5.6 million and $3.4 million, including short-term lease costs of $0.2 million and $0.1 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2020	As of December 31, 2019

Balance Sheet Information
Right-of-use assets	$135,138	$138,640
Other current liabilities	15,170	16,168
Operating lease liabilities	121,947	123,739
Weighted Average Remaining Lease Term
Operating leases	11.95 years	12.09 years
Weighted Average Discount Rate
Operating leases	5.27%	5.29%

	Three Months Ended March 31,
(in thousands)	2020	2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$5,031	$3,471
Right-of-use assets obtained in exchange for lease obligations	929	—

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

(in thousands)	Operating Leases

Remainder of 2020	$18,072
2021	13,553
2022	16,755
2023	16,886
2024	15,612
Thereafter	105,413
Total future minimum lease payments	186,291
Less: Imputed interest	(49,174)
Total	$137,117

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2019	$1,143,859	$395,313	$1,539,172
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2019	$926,945	$344,910	$1,271,855

Gross balance as of March 31, 2020	$1,147,347	$395,297	$1,542,644
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of March 31, 2020	$930,433	$344,894	$1,275,327

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$616,244	$616,244
Customer lists and advertiser relationships	111,700	111,700
Other	109,281	109,156
Total carrying amount	837,225	837,100
Accumulated amortization:
Television network affiliation relationships	(90,872)	(82,917)
Customer lists and advertiser relationships	(51,419)	(48,586)
Other	(33,058)	(29,721)
Total accumulated amortization	(175,349)	(161,224)
Net amortizable intangible assets	661,876	675,876
Indefinite-lived intangible assets — FCC licenses	385,915	385,915
Total other intangible assets	$1,047,791	$1,061,791

Estimated amortization expense of intangible assets for each of the next five years is $43.3 million for the remainder of 2020, $55.2 million in 2021, $49.8 million in 2022, $44.7 million in 2023, $42.9 million in 2024, $40.0 million in 2025 and $386.0 million in later years.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Our reporting units are Local Media, Katz, Triton, Stitcher and Newsy. Such events or changes in circumstances include, but are not limited to, changes in business climate, declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized.

Weakness in economic conditions toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, and declines in our stock price, created indications of fair value declines for our reporting units as of March 31, 2020. Accordingly, during the quarter, we considered impacts to the estimated fair values for each of our reporting units to determine if it was more likely than not that fair value had declined below carrying value. Our analysis primarily relied upon market data and discounted cash flow analyses. The use of a discounted cash flow approach requires significant judgment to estimate future cash flows of the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. While we believe the estimates and judgments used in the discounted cash flow analyses for our reporting units were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce different estimates of value.

We concluded that it was not more likely than not that the carrying value for any of our reporting units exceeded its fair value. However, the discounted cash flow values for each of our reporting units were lower than the values determined during our 2019 annual impairment test. In 2019, the fair value for our Local Media reporting unit exceeded its carrying value by approximately 25% and our other reporting units exceeded their carrying values by over 30%. The Local Media reporting unit has $0.9 billion of goodwill or 73% of the consolidated total for the Company.

We also concluded that it was not more likely than not that the carrying value of any of our FCC licenses exceeded their fair values. Our FCC licenses are indefinite-lived assets that are not subject to amortization. The value of a FCC license is estimated using an income approach, which requires multiple assumptions relating to the future prospects of each individual FCC license. While we believe the estimates and judgments used in determining that it was not more likely than not that the carrying values of the FCC licenses exceeded fair values were appropriate, different assumptions with respect to the income approach could produce different estimates of value. For example, as it relates to our 2019 annual impairment test, a 50-basis point increase in discount rates would reduce the aggregate fair value of the FCC licenses by approximately $65 million.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019

Revolving credit facility	$175,000	$—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Term loan, due in 2024	292,500	293,250
Term loan, due in 2026	757,369	759,272
Total outstanding principal	2,124,869	1,952,522
Less: Debt issuance costs and issuance discounts	(36,025)	(37,492)
Less: Current portion	(10,612)	(10,612)
Net carrying value of long-term debt	$2,078,232	$1,904,418
Fair value of long-term debt *	$1,979,412	$1,991,164
* Fair values of the 2025 and 2027 Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

2025 Senior Unsecured Notes

On April 28, 2017, we issued $400 million senior unsecured notes ("the 2025 Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The 2025 Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. Prior to May 15, 2020, we may redeem the 2025 Senior Notes, in whole or in part, at any time, or from time to time, at a price equal to 100% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2025 Senior Notes indenture. In addition, on or prior to May 15, 2020, we may redeem up to 40% of the 2025 Senior Notes, using proceeds of equity offerings. If we sell certain of our assets or have a change of control, the holders of the 2025 Senior Notes may require us to repurchase some or all of the notes. The 2025 Senior Notes are also guaranteed by us and the majority of our subsidiaries. The 2025 Senior Notes contain covenants that, among other things, limit the ability to incur additional debt, make certain restricted payments, and/or create liens, that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the 2025 Senior Notes, which are being amortized over the life of the notes.

2027 Senior Unsecured Notes

On July 26, 2019, our wholly-owned subsidiary, Scripps Escrow, Inc. ("Scripps Escrow"), issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15, commencing on January 15, 2020. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants that, among other things, limit the ability to incur additional debt, make certain restricted payments, and/or create liens, that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

We incurred approximately $10.7 million of deferred financing costs in connection with the issuance of the 2027 Senior Notes, which are being amortized over the life of the notes.

Scripps Senior Secured Credit Agreement

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024 ("2024 term loan"). We amended the term loan on April 4, 2018, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the 2024 term loan at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75. The 2024 term loan requires annual principal payments of $3 million.

As of March 31, 2020 and December 31, 2019, the interest rate on the 2024 term loan was 2.99% and 3.80%, respectively. The weighted-average interest rate was 3.67% and 4.50% for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, the interest rate on the 2026 term loan was 3.49% and 4.30%, respectively. The weighted-average interest rate on the term loan was 4.17% for the three months ended March 31, 2020.

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of March 31, 2020, we had $175 million outstanding under the Revolving Credit Facility with an interest rate of 3.03%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2020 was 3.73%. As of March 31, 2020 and December 31, 2019, we had outstanding letters of credit totaling $6.8 million and $6.0 million, respectively, under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provide for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.5 to 1.0 when we have outstanding borrowings on the facility. As of March 31, 2020, we were in compliance with our financial covenants.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019

Employee compensation and benefits	$19,795	$21,403
Deferred FCC repack income	38,720	36,770
Programming liability	47,912	57,291
Liability for pension benefits	184,912	190,219
Other	9,991	10,265
Other liabilities (less current portion)	$301,330	$315,948

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2020	2019

Accounts receivable	$12,158	$4,031
Other current assets	(11,569)	(4,812)
Accounts payable	14,032	4,539
Accrued employee compensation and benefits	(14,813)	(22,399)
Accrued interest	(1,172)	5,124
Other accrued liabilities	14,603	(4,789)
Unearned revenue	(3,106)	(3,339)
Other, net	863	(4,131)
Total	$10,996	$(25,776)

11. Employee Benefit Plans

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

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019

Interest cost	$4,917	$5,800
Expected return on plan assets, net of expenses	(5,256)	(5,058)
Amortization of actuarial loss and prior service cost	1,125	572
Total for defined benefit pension plan	786	1,314
Multi-employer plans	9	41
SERPs	240	258
Defined contribution plan	3,779	2,995
Net periodic benefit cost	$4,814	$4,608

We contributed $0.3 million to fund current benefit payments for our SERPs and $4.8 million for our defined benefit pension plan during the three months ended March 31, 2020. During the remainder of 2020, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments. We are required to contribute an additional $27.0 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. We anticipate delaying the payment of 2020 pension contributions in accordance with the CARES Act provision.

12. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis on which our chief operating decision maker makes resource-allocation decisions. We report our financial performance based on the following segments: Local Media, National Media, Other.
Our Local Media segment includes our 60 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 13 CW affiliates - five on full power stations and eight on multicast; two MyNetworkTV affiliates; two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.

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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Segment operating revenues:
Local Media	$321,804	$203,387
National Media	107,602	87,317
Other	1,500	1,459
Total operating revenues	$430,906	$292,163
Segment profit (loss):
Local Media	$55,977	$34,173
National Media	11,785	4,941
Other	(170)	(433)
Shared services and corporate	(18,654)	(16,158)
Acquisition and related integration costs	(4,910)	(3,480)
Restructuring costs	—	(938)
Depreciation and amortization of intangible assets	(27,915)	(17,792)
Gains (losses), net on disposal of property and equipment	(1,433)	(173)
Interest expense	(25,798)	(8,916)
Defined benefit pension plan expense	(1,026)	(1,572)
Miscellaneous, net	1,114	(800)
Loss from operations before income taxes	$(11,030)	$(11,148)
Depreciation:
Local Media	$11,490	$7,591
National Media	1,620	1,004
Other	37	38
Shared services and corporate	381	342
Total depreciation	$13,528	$8,975
Amortization of intangible assets:
Local Media	$9,921	$3,958
National Media	4,128	4,521
Shared services and corporate	338	338
Total amortization of intangible assets	$14,387	$8,817
Additions to property and equipment:
Local Media	$14,441	$9,480
National Media	1,854	4,290
Other	5	31
Shared services and corporate	114	411
Total additions to property and equipment	$16,414	$14,212

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Operating revenues:
Core advertising	$240,994	$173,361
Political	18,720	880
Retransmission and carriage	138,950	87,283
Other	32,242	30,639
Total operating revenues	$430,906	$292,163

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during the first quarter of 2020. During the three months ended March 31, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $286(a)	902	6	908
Net current-period other comprehensive income (loss)	902	6	908
Ending balance, March 31, 2020	$(97,832)	$(249)	$(98,081)

	Three Months Ended March 31, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $155(a)	460	—	460
Net current-period other comprehensive income (loss)	460	—	460
Ending balance, March 31, 2019	$(94,905)	$(32)	$(94,937)

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

Forward-Looking Statements
This document contains certain forward-looking statements related to the Company's businesses that are based on management’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties, including changes in advertising demand and other economic conditions that could cause actual results to differ materially from the expectations expressed in forward-looking statements. Such forward-looking statements are made as of the date of this document and should be evaluated with the understanding of their inherent uncertainty. A detailed discussion of principal risks and uncertainties that may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors.” Such Risk Factors include the potential materially adverse impact of the COVID-19 pandemic on the Company’s financial results or condition as a result of financial market volatility, government and regulatory actions, and disruptions to the Company’s businesses. The Company undertakes no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.
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

During the first quarter of 2020, an outbreak of the coronavirus that causes the disease COVID-19 was declared a pandemic by the World Health Organization. As the United States began to combat the crisis, the Company identified three priorities to guide its actions: maintaining the health and well-being of its employees; serving its audiences and communities; and maintaining business continuity. By mid-March, we had transitioned nearly all of our employees out of our workplaces without the interruption of news programming or other media delivery.

The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company, its vendors or its customers may take in respect of this virus may result in a period of disruption that could potentially impact our operations, financial results and financial condition. We estimate that our consolidated revenues were impacted by about $10 million in the first quarter of 2020. The extent to which COVID-19 impacts our results and financial condition in future periods depends on future developments that we cannot predict, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. As media has been designated an essential business, we have implemented work from home procedures, including for newscast production, to continue our operations without disruption. We have seen increases in viewership at our broadcast television stations but do not anticipate that these positive audience trends will offset the loss of advertising revenue resulting from the downturn in the economy. In order to preserve liquidity in response to this changing environment, we also have undertaken a number of cost saving initiatives through reductions in capital expenses, hiring freezes, freezes on 2020 merit pay raises, reduced executive pay and Board of Directors’ fees, and other general expense reductions in areas of travel, entertainment and marketing. These initiatives are expected to provide cash savings of more than $85 million for the full year, approximately $75 million of which will be in the last three quarters of 2020. We will continue to evaluate and quantify the impact of COVID-19 on our consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides a number of provisions intended to support the economy and business operations, including the deferral of 2020 pension contributions to 2021, the temporary suspension of certain payment requirements for the employer portion of Social Security taxes, temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. We anticipate benefiting from deferring $27 million in pension contributions to 2021, deferring $17 million of Social Security tax payments beyond 2020, and receiving an additional tax refund of $13.9 million from the carryback of net operating losses to prior periods. We are also continuing to evaluate the other provisions of the CARES Act on our consolidated financial statements and have not yet quantified what material impacts to the financial statements (if any) may result.

Due to the current uncertainty in the global economy resulting from the COVID-19 pandemic, we also took measures to preserve the Company's financial flexibility. During the first quarter of 2020, we drew $175 million under our $210 million revolving credit facility. We are also evaluating government-supported programs intended to facilitate lending to small and medium-sized businesses. Based upon expected financial results, our cost saving initiatives, the stimulus provisions under the CARES Act, as well as about $10 million of expected interest savings from declines in LIBOR interest rates, we currently anticipate having sufficient liquidity for navigating the next 12 months. Our term loans and unsecured notes do not have maintenance covenants, and our revolving credit facility has a leverage ratio covenant, that only applies when there are outstanding borrowings under the facility. While we believe we currently have sufficient liquidity and will remain in compliance with our revolving credit covenant, in the event of a prolonged period of economic weakness there are additional cost saving initiatives we could undertake that would further enhance our liquidity.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2020	Change	2019

Operating revenues	$430,906	47.5%	$292,163
Employee compensation and benefits	(149,919)	36.0%	(110,203)
Programming	(144,969)	47.9%	(97,995)
Other expenses	(87,080)	41.7%	(61,442)
Acquisition and related integration costs	(4,910)		(3,480)
Restructuring costs	—		(938)
Depreciation and amortization of intangible assets	(27,915)		(17,792)
Gains (losses), net on disposal of property and equipment	(1,433)		(173)
Operating income	14,680		140
Interest expense	(25,798)		(8,916)
Defined benefit pension plan expense	(1,026)		(1,572)
Miscellaneous, net	1,114		(800)
Loss from operations before income taxes	(11,030)		(11,148)
(Provision) benefit for income taxes	(779)		4,334
Net loss	$(11,809)		$(6,814)

On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction, and on May 1, 2019, we acquired 15 television stations from Cordillera. These are referred to as the "acquired stations" in the discussion that follows. The inclusion of operating results from these businesses for the periods subsequent to their acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $139 million or 47% for the first three months of 2020 when compared to the prior period. Excluding the acquired stations, operating revenues increased 15%. Higher political advertising revenue and retransmission revenue in our Local Media group and overall growth within our National Media businesses contributed to the remainder of the increase. Weakness in economic conditions toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected spending from our advertisers. We estimate that our consolidated revenues, primarily at Local Media, were impacted by about $10 million in the first quarter of 2020. While we face a period of uncertainty regarding the duration of the pandemic and the extent of the impact on our operations, we do expect that revenue will continue to be under pressure for the remainder of 2020. We do not expect revenue from retransmission fees, political advertising and subscription fees to be significantly impacted by the economic downturn, which accounts for about 50% of our consolidated revenue.

Employee compensation and benefits increased $39.7 million or 36% for the first three months of 2020 when compared to the prior period. Excluding the acquired stations, employee compensation and benefits increased 5.8% in the quarter due to the annual merit increase that occurred in March 2019, as well as expansion of our National Media group throughout 2019.

Programming expense increased $47.0 million or 48% in the first three months of 2020 when compared to the prior period. Excluding the acquired stations, programming expense increased 20% in the quarter due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media businesses, Katz and Stitcher.

Other expenses increased $25.6 million or 42% in the first three months of 2020 when compared to the prior period. Excluding the acquired stations, other expenses increased 12% in the quarter, primarily driven by increases in rating service costs as well as marketing and promotion costs for our national brands.

Acquisition and related integration costs of $4.9 million incurred during the first three months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations.

For the three months ended 2019, restructuring costs were $0.9 million. These restructuring charges reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $17.8 million in 2019 to $27.9 million in 2020 due to the acquired stations.

Interest expense increased in 2020 due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The effective income tax rate was (7)% and 39% for the three months ended March 31, 2020 and 2019, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million expense in 2020 and $0.6 million benefit in 2019). Additionally, in the first quarter of 2020, we had a net discrete tax provision charge of $4.0 million related to state deferred rate changes and state net operating loss valuation allowance reductions.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2020	Change	2019

Segment operating revenues:
Local Media	$321,804	58.2%	$203,387
National Media	107,602	23.2%	87,317
Other	1,500	2.8%	1,459
Total operating revenues	$430,906	47.5%	$292,163
Segment profit (loss):
Local Media	$55,977	63.8%	$34,173
National Media	11,785		4,941
Other	(170)	(60.7)%	(433)
Shared services and corporate	(18,654)	15.4%	(16,158)
Acquisition and related integration costs	(4,910)		(3,480)
Restructuring costs	—		(938)
Depreciation and amortization of intangible assets	(27,915)		(17,792)
Gains (losses), net on disposal of property and equipment	(1,433)		(173)
Interest expense	(25,798)		(8,916)
Defined benefit pension plan expense	(1,026)		(1,572)
Miscellaneous, net	1,114		(800)
Loss from operations before income taxes	$(11,030)		$(11,148)

Local Media — Our Local Media segment includes our 60 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 13 CW affiliates - five on full power stations and eight on multicast; two MyNetworkTV affiliates; two independent stations and nine additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2020	Change	2019

Segment operating revenues:
Core advertising	$160,522	41.5%	$113,404
Political	18,720		880
Retransmission	137,198	60.7%	85,377
Other	5,364	44.0%	3,726
Total operating revenues	321,804	58.2%	203,387
Segment costs and expenses:
Employee compensation and benefits	111,596	49.0%	74,911
Programming	102,273	68.4%	60,717
Other expenses	51,958	54.7%	33,586
Total costs and expenses	265,827	57.1%	169,214
Segment profit	$55,977	63.8%	$34,173

On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction, and on May 1, 2019, we acquired 15 television stations from Cordillera. These stations are referred to as the "acquired stations" in the discussion that follows. The inclusion of operating results from these stations for the periods subsequent to their acquisition impacts the comparability of our Local Media segment operating results.
Revenues

Total Local Media revenues increased $118 million or 58% in the first three months of 2020 when compared to the prior period. Excluding the acquired stations, Local Media revenues increased 11% in the quarter, driven by higher political revenues in an election year and an increase in retransmission revenue, partially offset by a 5.6% decrease in core advertising revenue. We estimate that the impact of the COVID-19 pandemic reduced our core advertising revenues by at least $8 million in the first quarter of 2020. Retransmission revenue increased during the first quarter of 2020 as we renegotiated retransmission consent contracts covering just over 20% of our subscriber households. In addition, on December 31, 2019, our agreement with Comcast reset, and for those stations we owned prior to 2019, we began to receive retransmission fees for which we had historically received little to no compensation. We expect to renegotiate retransmission consent agreements covering an additional 20% of our subscribers during the remainder of 2020.

Our Local Media revenues are being impacted due to weakened economic conditions resulting from the COVID-19 pandemic, primarily our core advertising revenues. We do not expect our retransmission revenues or political advertising revenues, which are more than 55% of Local Media revenues, to be significantly impacted. A number of factors will ultimately have an impact on our second quarter core advertising revenues, including the pace of businesses re-opening and consumer spending rebounding across our markets. Core advertising revenues decreased 40% in April 2020 from March 2020 as our markets felt the impact of state governments' stay-at-home and business shutdown orders. Based on our advertising pacing, we expect core advertising revenue to improve from April 2020 to May 2020 and from May 2020 to June 2020.

Costs and expenses

Employee compensation and benefits increased $36.7 million or 49% in the first three months of 2020. Excluding the acquired stations, the expense increased 4.5% due to the annual merit increase that occurred in March 2019.

Programming expense increased $41.6 million or 68% in the first three months of 2020 when compared to the prior period. Excluding the acquired stations, programming expense increased 23% in the quarter primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

Other expenses increased $18.4 million or 55% in the first three months of 2020 when compared to the prior period, mainly due to the acquired stations. Excluding the acquired stations, other expenses increased just 1.0% in the quarter.

National Media — Our National Media segment is comprised of the operations of our national media businesses, including five national broadcast networks, the Katz networks; podcast industry-leader, Stitcher, and its advertising network Midroll Media; next-generation national news network, Newsy; a global leader in digital audio technology and measurement services, Triton; and other national brands. Our National Media group earns revenue primarily through the sale of advertising. Intrasegment revenue eliminations totaled $0.4 million in the first three months of 2020 and are included in the other revenue caption.
Operating results for our National Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2020	Change	2019

Segment operating revenues:
Katz	$65,891	30.7%	$50,395
Stitcher	17,128	13.4%	15,104
Newsy	10,864	29.7%	8,378
Triton	10,347	(1.1)%	10,462
Other	3,372	13.2%	2,978
Total operating revenues	107,602	23.2%	87,317
Segment costs and expenses:
Employee compensation and benefits	22,820	11.2%	20,525
Programming	42,696	14.1%	37,418
Other expenses	30,301	24.0%	24,433
Total costs and expenses	95,817	16.3%	82,376
Segment profit	$11,785		$4,941

Revenues

National Media revenues increased $20.3 million or 23% in the first three months of 2020 when compared to the prior period. Katz's revenues increased $15.5 million or 31% as a result of growth on all of its networks, as well as the launch of the new network, Court TV, in May 2019. Newsy's revenues increased $2.5 million or 30% primarily from growth of advertising on over-the-top platforms. Stitcher and our other national brands had moderate revenue growth, while Triton's revenue remained relatively flat year-over-year. Due to weakened economic conditions as a result of the COVID-19 pandemic, we estimate that our National Media revenues were impacted by approximately $1.3 million in the first quarter of 2020 and have felt the effects of the soft advertising environment into the second quarter. National Media revenues in April 2020 were down 19% from March 2020 revenues, but we are seeing stabilization in revenues for the remainder of the second quarter.

Costs and expenses

Employee compensation and benefits increased $2.3 million or 11% in the first three months of 2020 when compared to the prior period, mainly attributable to increased hiring at Katz and Newsy to support the growth of the brands.

Programming expense increased $5.3 million or 14% in the first three months of 2020 when compared to the prior period. Programming expense includes the amortization and distribution of programming for Katz, podcast production costs and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all of the Katz networks and the additional programming costs for our podcast business as a result of higher revenue.

Other expenses increased $5.9 million or 24% in the first three months of 2020 when compared to the prior period. Katz had higher rating expenses due to contractual increases and the addition of Court TV ratings. Additionally, advertising and promotion costs were higher due to the launch of Court TV, promotion of Bounce network's original programming and Newsy's audience extension product.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of March 2020, we had approximately $180 million of cash on hand and about $28 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity during this economic downturn to meet the Company’s operating needs for the next 12 months. In addition, the Company’s liquidity is enhanced through the federal government’s stimulus measures, including the deferral of social security taxes and pension contributions; tax relief on the use of net operating losses and interest expense limitations; and a few other provisions that either bring in cash this year or push out cash payments to 2021 and beyond. While we currently do not anticipate liquidity constraints, in the event of a prolonged period of economic weakness there are additional measures we could take to further control cost, slow our working capital needs and generate cash.

Debt Covenants

Our term loans and our unsecured notes do not have maintenance covenants. The earliest maturity of our term loans and unsecured notes is the fourth quarter of 2024. Our revolving credit facility permits maximum leverage of 4.5 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement, through second quarter of 2021, at which point it steps down to 4.25 times. Based upon our current outlook, we expect to be in compliance with that covenant.

Cash Flows - Operating Activities

Cash flows from operating activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Net loss	$(11,809)	$(6,814)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	27,915	17,792
(Gain)/loss on sale of property and equipment	1,433	173
Programming assets and liabilities	(28,834)	(1,133)
Deferred income taxes	14,672	(4,341)
Stock and deferred compensation plans	2,208	7,352
Pension expense, net of contributions	(4,034)	(408)
Other changes in certain working capital accounts, net	10,996	(25,776)
Miscellaneous, net	1,154	(37)
Net cash provided by (used in) operating activities	$13,701	$(13,192)

In 2020, cash provided by operating activities was $13.7 million compared to $13.2 million of cash used in operating activities in 2019. The $27 million increase in cash provided by operating activities was attributable to a $26 million year-over-year increase in segment profit combined with a $37 million year-over-year increase in cash provided from changes in certain working capital accounts. These increases in cash flow were partially offset by a $21 million increase in interest paid and year-over-year cash outlay increase of $28 million for programming investments in excess of programming amortization. Interest payments increased due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The primary factors affecting changes in certain working capital accounts are described below:

•
Year-over-year cash provided from changes in accounts receivable increased $8 million in 2020 compared to 2019 due to political advertising revenue recognized during an election year, which is paid in advance and displaces traditional local and national advertising.

•
Timing of payments made on accrued liabilities increased the year-over year cash provided from working capital by $19 million. Timing of Katz carriage fee payments accounted for nearly $18 million of this increase.

•	The accrual of payroll and lower year-over-year annual incentive payments increased cash provided from working capital by $8 million.

Cash Flows - Investing Activities

Cash flows from investing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$—	$(55,199)
Acquisition of intangible assets	(525)	(404)
Additions to property and equipment	(16,210)	(13,440)
Purchase of investments	(3,087)	(115)
Proceeds from FCC repack	2,719	1,520
Miscellaneous, net	773	1
Net cash used in investing activities	$(16,330)	$(67,637)

In 2020 and 2019, we used $16.3 million and $67.6 million, respectively, in cash for investing activities. The primary factors affecting our cash flows from investing activities for the periods presented are described below.

•	Capital expenditures increased $2.8 million year-over-year due to an increase in spending at Local Media, partially offset by a decrease in year-over-year FCC repack expenditures.

•	In 2020, we contributed just over $3 million in cash to our investments.

•	In 2020 and 2019, we received $2.7 million and $1.5 million, respectively, in reimbursement proceeds from the FCC.

•	During 2019, we acquired three television stations owned by Raycom Media for $55 million in cash.

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

We have spent $39.8 million to date on FCC repack and expect to incur approximately $18 million of additional expenditures through the end of 2020. We have received total reimbursement proceeds from the FCC of $11.2 million, of which, $2.7 million was received during the three months ended March 31, 2020.

Cash Flows - Financing Activities
Cash flows from financing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$175,000	$—
Payments on long-term debt	(2,653)	(750)
Dividends paid	(4,108)	(4,040)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,266)	(3,649)
Miscellaneous, net	(16,574)	(2,862)
Net cash provided by (used in) financing activities	$149,399	$(11,885)

In 2020, cash provided by financing activities was $149 million and in 2019, we used $11.9 million in cash for financing activities. Due to current uncertainty in the global economy resulting from the COVID-19 pandemic, in order to preserve the Company's financial flexibility, we drew $175 million under our revolving credit facility in March 2020. Other factors impacting our cash flows from financing activities are described below.

We have $900 million of unsecured senior notes and $1.0 billion outstanding balance on our term loans. Our debt had required principal payments of nearly $2.7 million in the first quarter of 2020 and will have required payments of $8.0 million for the remainder of 2020.

We paid quarterly dividends of 5 cents per share, totaling $4.1 million and $4.0 million in 2020 and 2019, respectively.

In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares, which expired on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to$100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during the first quarter of 2020 as the Company has temporarily suspended share buybacks. During the first three months of 2019, we repurchased $0.6 million of shares.

Other
We are required to contribute an additional $27 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. We anticipate delaying the payment of 2020 pension contributions in accordance with the CARES Act provision.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2019 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2020		As of December 31, 2019
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$175,000	$175,000	$—	$—
Senior unsecured notes, due in 2025	400,000	358,000	400,000	409,000
Senior unsecured notes, due in 2027	500,000	440,000	500,000	525,000
Term loan, due in 2024	292,500	279,338	293,250	293,617
Term loan, due in 2026	757,369	727,074	759,272	763,547
Long-term debt, including current portion	$2,124,869	$1,979,412	$1,952,522	$1,991,164

Financial instruments subject to market value risk:
Investments held at cost	$4,493	(a)	$4,405	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We acquired 15 television stations from Cordillera Communications, LLC on May 1, 2019 and eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company on September 19, 2019, and have excluded these businesses from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended March 31, 2020. The acquired operations have total assets of approximately $1.3 billion, or 35% of our total assets as of March 31, 2020, and revenues of $95.8 million, or 22% of our total revenues for the three months ended March 31, 2020.