Form 10-Q
period 2020-06-30
E.W. SCRIPPS Co
filed 2020-08-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2020, there were 69,583,840 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2020
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

Item 1A. Risk Factors

Except as updated for the impacts of the COVID-19 pandemic in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2020.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under the authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased during the second quarter of 2020.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2020.

Item 4. Mine Safety Disclosures
None.
3

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and six months ended June 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 7, 2020	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2020	As of December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$98,933	$32,968
Accounts receivable (less allowances— $3,236 and $3,346)	347,122	387,847
Programming	—	52,699
FCC repack receivable	26,552	29,651
Miscellaneous	47,935	39,486
Assets held for sale	96,035	101,266
Total current assets	616,577	643,917
Investments	13,357	8,375
Property and equipment	369,869	370,378
Operating lease right-of-use assets	122,721	128,192
Goodwill	1,226,222	1,224,679
Other intangible assets	1,033,334	1,060,675
Programming (less current portion)	133,077	96,256
Deferred income taxes	13,334	12,306
Miscellaneous	19,354	17,079
Total Assets	$3,547,845	$3,561,857

Liabilities and Equity
Current liabilities:
Accounts payable	$49,053	$28,441
Unearned revenue	9,371	10,704
Current portion of long-term debt	10,612	10,612
Accrued liabilities:
Employee compensation and benefits	36,701	43,259
Programming liability	92,940	96,682
Accrued interest	16,248	15,352
Miscellaneous	38,687	41,694
Other current liabilities	18,908	42,561
Liabilities held for sale	19,082	22,727
Total current liabilities	291,602	312,032
Long-term debt (less current portion)	1,952,047	1,904,418
Deferred income taxes	29,395	17,876
Operating lease liabilities	111,582	113,648
Other liabilities (less current portion)	299,605	315,948
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 69,583,840 and 69,027,524 shares	696	691
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	815	810
Additional paid-in capital	1,123,067	1,117,095
Accumulated deficit	(163,092)	(120,981)
Accumulated other comprehensive loss, net of income taxes	(97,176)	(98,989)
Total equity	863,614	897,935
Total Liabilities and Equity	$3,547,845	$3,561,857
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Operating Revenues:
Advertising	$195,457	$208,651	$449,998	$379,448
Retransmission and carriage	144,283	93,325	283,233	180,608
Other	19,143	18,452	39,875	37,431
Total operating revenues	358,883	320,428	773,106	597,487
Costs and Expenses:
Employee compensation and benefits	130,029	110,159	274,824	215,292
Programming	131,743	89,993	263,422	177,341
Other expenses	67,388	68,454	150,525	125,860
Acquisition and related integration costs	221	2,788	5,131	6,268
Restructuring costs	—	957	—	1,895
Total costs and expenses	329,381	272,351	693,902	526,656
Depreciation, Amortization, and (Gains) Losses:
Depreciation	12,396	9,827	25,747	18,625
Amortization of intangible assets	14,249	9,705	28,243	17,913
(Gains) losses, net on disposal of property and equipment	1,307	144	2,740	317
Net depreciation, amortization, and (gains) losses	27,952	19,676	56,730	36,855
Operating income	1,550	28,401	22,474	33,976
Interest expense	(22,999)	(18,023)	(48,797)	(26,939)
Defined benefit pension plan expense	(1,026)	(1,564)	(2,052)	(3,136)
Miscellaneous, net	(1,552)	369	(438)	(431)
Income (loss) from continuing operations before income taxes	(24,027)	9,183	(28,813)	3,470
Provision (benefit) for income taxes	(6,515)	3,385	(4,103)	992
Income (loss) from continuing operations, net of tax	(17,512)	5,798	(24,710)	2,478
Loss from discontinued operations, net of tax	(4,531)	(6,164)	(9,142)	(9,658)
Net loss	$(22,043)	$(366)	$(33,852)	$(7,180)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(0.22)	$0.07	$(0.30)	$0.03
Loss from discontinued operations	(0.06)	(0.07)	(0.11)	(0.12)
Net loss per basic share of common stock:	$(0.27)	$(0.01)	$(0.42)	$(0.09)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(0.22)	$0.07	$(0.30)	$0.03
Loss from discontinued operations	(0.06)	(0.07)	(0.11)	(0.12)
Net loss per diluted share of common stock:	$(0.27)	$(0.01)	$(0.42)	$(0.09)
See notes to condensed consolidated financial statements.
Net income per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net loss	$(22,043)	$(366)	$(33,852)	$(7,180)
Changes in defined benefit pension plans, net of tax of $288, $155, $574, $310	899	461	1,801	921
Other	6	—	12	—
Total comprehensive income (loss)	$(21,138)	$95	$(32,039)	$(6,259)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Net loss	$(33,852)	$(7,180)
Loss from discontinued operations, net of tax	(9,142)	(9,658)
Income (loss) from continuing operations, net of tax	(24,710)	2,478
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	53,990	36,538
(Gains) losses, net on disposal of property and equipment	2,740	317
Programming assets and liabilities	(10,662)	1,744
Deferred income taxes	9,933	983
Stock and deferred compensation plans	7,446	9,511
Pension expense, net of contributions	(3,282)	(3,921)
Other changes in certain working capital accounts, net	37,740	(28,287)
Miscellaneous, net	8,287	3,860
Net cash provided by operating activities from continuing operations	81,482	23,223
Net cash used in operating activities from discontinued operations	(7,223)	(14,065)
Net operating activities	74,259	9,158
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	2,500	(608,273)
Acquisition of intangible assets	(1,041)	(24,073)
Additions to property and equipment	(26,950)	(29,920)
Purchase of investments	(5,361)	(615)
Proceeds from FCC repack	9,427	1,520
Miscellaneous, net	773	308
Net cash used in investing activities from continuing operations	(20,652)	(661,053)
Net cash used in investing activities from discontinued operations	(333)	(74)
Net investing activities	(20,985)	(661,127)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	50,000	120,000
Proceeds from issuance of long-term debt	—	761,175
Payments on long-term debt	(5,306)	(3,413)
Deferred financing costs	—	(20,550)
Dividends paid	(8,259)	(8,120)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,292)	(3,700)
Miscellaneous, net	(21,438)	(3,447)
Net cash provided by financing activities from continuing operations	12,705	841,361
Effect of foreign exchange rates on cash and cash equivalents	(14)	8
Increase in cash and cash equivalents	65,965	189,400
Cash and cash equivalents:
Beginning of year	32,968	107,114
End of period	$98,933	$296,514

Supplemental Cash Flow Disclosures
Interest paid	$43,918	$24,439
Income taxes paid	$124	$11,698
Non-cash investing information
Capital expenditures included in accounts payable	$2,512	$2,042
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2020 and 2019 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2020	$814	$1,119,485	$(136,898)	$(98,081)	$885,320
Comprehensive income (loss)	—	—	(22,043)	905	(21,138)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,151)	—	(4,151)
Compensation plans:127,043 net shares issued *	1	3,582	—	—	3,583
As of June 30, 2020	$815	$1,123,067	$(163,092)	$(97,176)	$863,614
* Net of tax payments related to shares withheld for vested RSUs of $26 for the three months ended June 30, 2020.

As of March 31, 2019	$808	$1,108,585	$(97,083)	$(94,937)	$917,373
Comprehensive income (loss)	—	—	(366)	461	95
Cash dividend: declared and paid - $0.05 per share	—	—	(4,080)	—	(4,080)
Compensation plans: 86,805 net shares issued *	1	3,264	—	—	3,265
As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$916,653
* Net of tax payments related to shares withheld for vested RSUs of $51 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2019	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	(33,852)	1,813	(32,039)
Cash dividend: declared and paid - $0.10 per share	—	—	(8,259)	—	(8,259)
Compensation plans: 556,316 net shares issued *	5	5,972	—	—	5,977
As of June 30, 2020	$815	$1,123,067	$(163,092)	$(97,176)	$863,614
* Net of tax payments related to shares withheld for vested RSUs of $2,292 for the six months ended June 30, 2020.

As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$926,165
Comprehensive income (loss)	—	—	(7,180)	921	(6,259)
Cash dividend: declared and paid - $0.10 per share	—	—	(8,120)	—	(8,120)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	(584)
Compensation plans: 383,936 net shares issued *	4	5,447	—	—	5,451
As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$916,653
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

Transaction Price Allocated to Remaining Performance Obligations — As of June 30, 2020, we had an aggregate transaction price of $54.2 million allocated to unsatisfied performance obligations related to contracts within our Triton business, most of which is expected to be recognized into revenue over the next 24 months.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.2 million at June 30, 2020 and $3.3 million at December 31, 2019.

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $9.4 million at June 30, 2020 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $10.7 million at December 31, 2019. We recorded $9.2 million of revenue in the six months ended June 30, 2020 that was included in unearned revenue at December 31, 2019.
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
Share-based compensation costs totaled $3.0 million and $2.8 million for the second quarter of 2020 and 2019, respectively. Year-to-date share-based compensation totaled $7.2 million and $8.5 million in 2020 and 2019, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(17,512)	$5,798	$(24,710)	$2,478
Less income allocated to RSUs	—	(98)	—	(37)
Numerator for basic and diluted earnings per share from continuing operations	$(17,512)	$5,700	$(24,710)	$2,441
Denominator
Basic weighted-average shares outstanding	81,418	80,822	81,248	80,748
Effect of dilutive securities:
Restricted stock units	—	374	—	400
Diluted weighted-average shares outstanding	81,418	81,196	81,248	81,148

For the three and six months ended June 30, 2020, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation for the 2020 periods excludes the effect from 2.3 million of outstanding RSUs, respectively.

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

In March 2019, the FASB issued new guidance to align the accounting for the costs of producing films and episodic television series in response to changes in production and distribution models in the media and entertainment industry. The new guidance amends the capitalization, amortization, impairment, presentation and disclosure requirements for entities that produce and own content, and also aligns the impairment guidance for licensed content to the owned content fair value model. This guidance applies to broadcasters and entities that produce and distribute films and episodic television series through both traditional mediums and digital mediums. We adopted the standard on January 1, 2020. Upon adoption in 2020, we began recording all licensed programming assets and programming assets produced by us as non-current assets in our condensed consolidated balance sheets. The adoption of the standard had no material impact on our condensed consolidated statements of operations.

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

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. We adopted the standard on January 1, 2020. Considering current and expected future economic and market conditions related to COVID-19, we increased our allowances for accounts receivable $0.7 million upon adoption in the first quarter of 2020. The adoption of the standard did not result in any other material impacts to our condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards — In March 2020, the FASB issued new guidance that provides optional expedients and exceptions to certain accounting requirements to facilitate the transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. The guidance is effective as of March 12, 2020 and will apply through December 31, 2022 to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We will evaluate transactions or contract modifications occurring as a result of reference rate reform to determine whether to apply the optional guidance on an ongoing basis.

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

On May 1, 2019, we acquired 15 television stations in 10 markets from Cordillera Communications, LLC ("Cordillera"), for $521 million in cash, plus a working capital adjustment of $23.9 million. In the second quarter of 2020, we received cash consideration and reduced the purchase price by $2.5 million related to an indemnification claim on certain acquired assets.

Effective January 1, 2019, we acquired three television stations owned by Raycom Media ("Raycom") — Waco, Texas ABC affiliate KXXV/KRHD and Tallahassee, Florida ABC affiliate WTXL — for $55 million in cash. These stations were divested as part of Gray Television's acquisition of Raycom.

The following table summarizes the fair values of the Raycom, Cordillera and Nexstar-Tribune assets acquired and liabilities assumed at the closing dates. The allocation of purchase price for the Nexstar-Tribune acquisition reflects preliminary fair values.

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,770	$—	$26,770
Current portion of programming	—	—	11,997	11,997
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,734	61,569	127,024
Operating lease right-of-use assets	296	4,667	82,447	87,410
Programming (less current portion)	—	—	9,830	9,830
Goodwill	18,349	251,681	167,888	437,918
Indefinite-lived intangible assets - FCC licenses	6,800	26,700	176,000	209,500
Amortizable intangible assets:
Television network affiliation relationships	17,400	169,400	181,000	367,800
Advertiser relationships	700	5,900	7,100	13,700
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(5,750)	(4,580)	(10,330)
Current portion of programming liabilities	—	—	(16,211)	(16,211)
Other current liabilities	—	(280)	(3,185)	(3,465)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Programming liabilities	—	—	(15,305)	(15,305)
Net purchase price	$54,970	$542,406	$582,325	$1,179,701

Of the value allocated to amortizable intangible assets, television network affiliation relationships have an estimated amortization period of 20 years, advertiser relationships have estimated amortization periods of 5-10 years and the value allocated to a shared services agreement has an estimated amortization period of 20 years.

The goodwill of $438 million arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger broadcast footprint. We allocated the goodwill to our Local Media segment. We treated the transactions as asset acquisitions for income tax purposes resulting in a step-up in the assets acquired. The goodwill is deductible for income tax purposes.

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

The final purchase price allocation assigned $5.3 million to goodwill, $3.8 million to a developed technology intangible asset and the remainder was allocated to various working capital and deferred tax liability accounts. The developed technology intangible asset has an estimated amortization period of 10 years. The goodwill arising from the transaction consists largely of the fact that the addition of Omny's podcast and on-demand audio publishing platform to Triton's portfolio of streaming, advertising and measurement technologies provides audio publishers around the world with a full-stack enterprise solution to increase reach and revenue.

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera and Nexstar-Tribune acquisitions had taken place at the beginning of 2019, are presented in the following table. The pro forma results do not include Raycom or Omny Studio, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps, Cordillera and Nexstar-Tribune, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results exclude the $3.2 million of transaction related costs that were expensed in conjunction with the acquisitions and do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

(in thousands, except per share data) (unaudited)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating revenues	$396,410	$765,610
Loss from continuing operations, net of tax	(3,113)	(19,549)
Net loss per share from continuing operations:
Basic	$(0.04)	$(0.24)
Diluted	(0.04)	(0.24)

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2020 - Acquisition and related integration costs of $5.1 million in the first six months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our second quarter or year-to-date income tax provision. We do expect to receive an additional tax refund of $14.0 million from the carryback of NOLs to prior periods. We are currently assessing the future implications of these provisions within the CARES Act on our condensed consolidated financial statements, but do not expect the impact to be material.

The effective income tax rate for the six months ended June 30, 2020 and 2019 was 14% and 29%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million expense in 2020 and $0.8 million benefit in 2019). Additionally, in 2020, we had a net discrete tax provision charge of $3.5 million related to state deferred rate changes and state NOL valuation allowance reductions.

Deferred tax assets totaled $13.3 million at June 30, 2020, which includes the tax effect of state NOL carryforwards. We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 totaled $4.7 million and $3.0 million, including short-term lease costs of $0.1 million. Year-to-date June 30, 2020 and 2019 costs totaled $9.6 million and $5.8 million, including short-term lease costs of $0.3 million and $0.1 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2020	As of December 31, 2019

Balance Sheet Information
Right-of-use assets	$122,721	$128,192
Other current liabilities	14,673	15,051
Operating lease liabilities	111,582	113,648
Weighted Average Remaining Lease Term
Operating leases	12.36 years	12.59 years
Weighted Average Discount Rate
Operating leases	5.17%	5.19%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$4,160	$2,925	$8,338	$5,748
Right-of-use assets obtained in exchange for lease obligations	1,331	1,142	1,741	1,142

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows:

(in thousands)	Operating Leases

Remainder of 2020	$11,920
2021	11,629
2022	14,995
2023	15,065
2024	13,792
Thereafter	102,717
Total future minimum lease payments	170,118
Less: Imputed interest	(43,863)
Total	$126,255

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2019	$1,143,859	$318,734	$1,462,593
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2019	$926,945	$297,734	$1,224,679

Gross balance as of June 30, 2020	$1,145,418	$318,718	$1,464,136
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of June 30, 2020	$928,504	$297,718	$1,226,222

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$616,244	$616,244
Customer lists and advertiser relationships	104,300	104,300
Other	103,597	102,956
Total carrying amount	824,141	823,500
Accumulated amortization:
Television network affiliation relationships	(98,565)	(82,917)
Customer lists and advertiser relationships	(47,703)	(42,012)
Other	(30,454)	(23,811)
Total accumulated amortization	(176,722)	(148,740)
Net amortizable intangible assets	647,419	674,760
Indefinite-lived intangible assets — FCC licenses	385,915	385,915
Total other intangible assets	$1,033,334	$1,060,675

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to an other intangible asset.

Estimated amortization expense of intangible assets for each of the next five years is $28.6 million for the remainder of 2020, $55.4 million in 2021, $49.9 million in 2022, $44.6 million in 2023, $42.9 million in 2024, $40.0 million in 2025 and $386.0 million in later years.

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

Weakness in economic conditions toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, and declines in our stock price, created indications of fair value declines for our reporting units as of March 31, 2020. Accordingly, during the first quarter, we considered impacts to the estimated fair values for each of our reporting units to determine if it was more likely than not that fair value had declined below carrying value. Our analysis primarily relied upon market data and discounted cash flow analyses. The use of a discounted cash flow approach requires significant judgment to estimate future cash flows of the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. While we believe the estimates and judgments used in the discounted cash flow analyses for our reporting units were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce different estimates of value. During the second quarter of 2020, we continued to evaluate changes in facts and circumstances and market impacts resulting from the COVID-19 pandemic, including their impact on operating results and whether it was more likely than not that fair values of our reporting units had declined below carrying value.

We concluded that it was not more likely than not that the carrying value for any of our reporting units exceeded its fair value. However, the discounted cash flow values for each of our reporting units are lower than the values determined during our 2019 annual impairment test. In 2019, the fair value for our Local Media reporting unit exceeded its carrying value by approximately 25% and our other reporting units exceeded their carrying values by over 30%. The Local Media reporting unit has $0.9 billion of goodwill or 76% of the consolidated total for the Company.

We have also concluded that it was not more likely than not that the carrying value of any of our FCC licenses exceeded their fair values. Our FCC licenses are indefinite-lived assets that are not subject to amortization. The value of a FCC license is estimated using an income approach, which requires multiple assumptions relating to the future prospects of each individual FCC license. While we believe the estimates and judgments used in determining that it was not more likely than not that the carrying values of the FCC licenses exceeded fair values were appropriate, different assumptions with respect to the income approach could produce different estimates of value. For example, as it relates to our 2019 annual impairment test, a 50-basis point increase in discount rates would reduce the aggregate fair value of the FCC licenses by approximately $65 million.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019

Revolving credit facility	$50,000	$—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Term loan, due in 2024	291,750	293,250
Term loan, due in 2026	755,466	759,272
Total outstanding principal	1,997,216	1,952,522
Less: Debt issuance costs and issuance discounts	(34,557)	(37,492)
Less: Current portion	(10,612)	(10,612)
Net carrying value of long-term debt	$1,952,047	$1,904,418
Fair value of long-term debt *	$1,899,320	$1,991,164
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
As of June 30, 2020 and December 31, 2019, the interest rate on the 2024 term loan was 2.18% and 3.80%, respectively. The weighted-average interest rate was 2.51% and 4.47% for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, the interest rate on the 2026 term loan was 2.68% and 4.30%, respectively. The weighted-average interest rate on the term loan was 3.01% for the six months ended June 30, 2020. The weighted-average interest rate on the term loan was 5.21% for the two months it was outstanding during 2019.

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of June 30, 2020, we had $50 million outstanding under the Revolving Credit Facility with an interest rate of 2.43%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2020 was 2.67%. As of June 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $6.0 million under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.5 to 1.0 when we have outstanding borrowings on the facility. As of June 30, 2020, we were in compliance with our financial covenants.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019

Employee compensation and benefits	$21,981	$21,403
Deferred FCC repack income	42,197	36,770
Programming liability	34,493	57,291
Liability for pension benefits	184,390	190,219
Other	16,544	10,265
Other liabilities (less current portion)	$299,605	$315,948

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2020	2019

Accounts receivable	$41,231	$(13,756)
Other current assets	(8,435)	3,799
Accounts payable	19,083	15,054
Accrued employee compensation and benefits	(6,575)	(9,191)
Accrued interest	896	329
Other accrued liabilities	(7,533)	(4,231)
Unearned revenue	(1,333)	(4,835)
Other, net	406	(15,456)
Total	$37,740	$(28,287)

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

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Interest cost	$4,918	$5,800	$9,835	$11,600
Expected return on plan assets, net of expenses	(5,256)	(5,058)	(10,512)	(10,116)
Amortization of actuarial loss and prior service cost	1,124	572	2,249	1,144
Total for defined benefit pension plan	786	1,314	1,572	2,628
Multi-employer plans	52	58	61	99
SERPs	240	250	480	508
Defined contribution plan	3,702	1,695	7,481	4,690
Net periodic benefit cost	4,780	3,317	9,594	7,925
Allocated to discontinued operations	(121)	(84)	(326)	(190)
Net periodic benefit cost — continuing operations	$4,659	$3,233	$9,268	$7,735

We contributed $0.5 million to fund current benefit payments for our SERPs and $4.8 million for our defined benefit pension plan during the six months ended June 30, 2020. During the remainder of 2020, we anticipate contributing an additional $0.7 million to fund the SERPs' benefit payments. We are required to contribute an additional $27.0 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. Currently, we do not anticipate delaying the payment of 2020 pension contributions with respect to this permitted CARES Act provision.

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

Our National Media segment includes our collection of national brands. Our national brands include Katz, Newsy, Triton and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Segment operating revenues:
Local Media	$276,747	$236,715	$598,551	$440,102
National Media	80,503	81,439	171,422	153,652
Other	1,633	2,274	3,133	3,733
Total operating revenues	$358,883	$320,428	$773,106	$597,487
Segment profit (loss):
Local Media	$32,260	$54,329	$88,237	$88,502
National Media	10,282	12,097	27,741	21,687
Other	104	(1,485)	(66)	(1,918)
Shared services and corporate	(12,923)	(13,119)	(31,577)	(29,277)
Acquisition and related integration costs	(221)	(2,788)	(5,131)	(6,268)
Restructuring costs	—	(957)	—	(1,895)
Depreciation and amortization of intangible assets	(26,645)	(19,532)	(53,990)	(36,538)
Gains (losses), net on disposal of property and equipment	(1,307)	(144)	(2,740)	(317)
Interest expense	(22,999)	(18,023)	(48,797)	(26,939)
Defined benefit pension plan expense	(1,026)	(1,564)	(2,052)	(3,136)
Miscellaneous, net	(1,552)	369	(438)	(431)
Income (loss) from continuing operations before income taxes	$(24,027)	$9,183	$(28,813)	$3,470
Depreciation:
Local Media	$10,774	$8,391	$22,264	$15,982
National Media	1,194	1,030	2,637	1,857
Other	41	39	78	77
Shared services and corporate	387	367	768	709
Total depreciation	$12,396	$9,827	$25,747	$18,625
Amortization of intangible assets:
Local Media	$9,399	$5,468	$19,320	$9,426
National Media	4,512	3,898	8,247	7,810
Shared services and corporate	338	339	676	677
Total amortization of intangible assets	$14,249	$9,705	$28,243	$17,913
Additions to property and equipment:
Local Media	$11,776	$12,411	$26,217	$21,891
National Media	232	4,279	2,041	8,562
Other	—	179	5	210
Shared services and corporate	102	195	216	606
Total additions to property and equipment	$12,110	$17,064	$28,479	$31,269

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Operating revenues:
Core advertising	$182,089	$206,535	$417,910	$376,452
Political	13,368	2,116	32,088	2,996
Retransmission and carriage	144,283	93,325	283,233	180,608
Other	19,143	18,452	39,875	37,431
Total operating revenues	$358,883	$320,428	$773,106	$597,487

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during the six months ended June 30, 2020. During the six months ended June 30, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2020	$(97,832)	$(249)	$(98,081)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $288(a)	899	6	905
Net current-period other comprehensive income (loss)	899	6	905
Ending balance, June 30, 2020	$(96,933)	$(243)	$(97,176)

	Three Months Ended June 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2019	$(94,905)	$(32)	$(94,937)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $155(a)	461	—	461
Net current-period other comprehensive income (loss)	461	—	461
Ending balance, June 30, 2019	$(94,444)	$(32)	$(94,476)

	Six Months Ended June 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $574(a)	1,801	12	1,813
Net current-period other comprehensive income (loss)	1,801	12	1,813
Ending balance, June 30, 2020	$(96,933)	$(243)	$(97,176)

	Six Months Ended June 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $310(a)	921	—	921
Net current-period other comprehensive income (loss)	921	—	921
Ending balance, June 30, 2019	$(94,444)	$(32)	$(94,476)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the condensed consolidated statements of operations

15. Assets Held for Sale and Discontinued Operations

Stitcher

During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business. On July 10, 2020, we signed a definitive agreement to sell the business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction is expected to close in the third quarter of 2020 upon satisfaction of normal and customary closing conditions and regulatory approval.

Beginning in the second quarter of 2020, we have classified Stitcher as held for sale in our condensed consolidated balance sheets and reported its results as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Operating results of our discontinued Stitcher operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Operating revenues	$16,568	$17,067	$33,696	$32,171
Total costs and expenses	(22,261)	(22,591)	(45,063)	(42,344)
Depreciation and amortization of intangible assets	(587)	(705)	(1,157)	(1,491)
Other, net	(106)	—	(106)	—
Loss from discontinued operations before income taxes	(6,386)	(6,229)	(12,630)	(11,664)
Provision (benefit) for income taxes	(1,855)	(65)	(3,488)	(2,006)
Net loss from discontinued operations	$(4,531)	$(6,164)	$(9,142)	$(9,658)

The following table presents a summary of the Stitcher assets held for sale included in our condensed consolidated balance sheets.

(in thousands)	As of June 30, 2020	As of December 31, 2019

Assets:
Total current assets	$28,865	$34,793
Investments	159	178
Property and equipment	5,488	5,526
Goodwill and intangible assets	47,507	48,292
Operating lease right-of-use assets	10,041	10,448
Other assets	3,975	2,029
Total assets included in the disposal group	96,035	101,266
Liabilities:
Total current liabilities	9,917	10,175
Other liabilities	9,165	12,552
Total liabilities included in the disposal group	19,082	22,727
Net assets included in the disposal group	$76,953	$78,539

WPIX

When we acquired the Nexstar-Tribune television stations in 2019, we granted Nexstar the option to repurchase WPIX, the CW-affiliated station in New York City. The option was exercisable from March 31, 2020, through the end of 2021, and was assignable by Nexstar to a third party. In July 2020, Nexstar assigned their option to repurchase WPIX to Mission Broadcasting, and Mission immediately exercised the option. The option price is $75 million plus accrued interest, to be calculated on the period between September 19, 2019, the purchase date of WPIX, and the option sale closing date. Pending FCC approval, the transaction is expected to close later in 2020. WPIX assets and liabilities will be classified as held for sale beginning in the third quarter of 2020.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are the fourth-largest independent owner of local television stations, with 60 stations in 42 markets that reach about 31% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. In our National Media division, we operate national brands including next-generation national news network Newsy; five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery - that make up the Katz Networks; and Triton, a global leader in digital audio technology and measurement services. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.
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

The full impact of COVID-19 is unknown and continues to evolve rapidly. The outbreak and any preventative or protective actions that the Company, its vendors or its customers may take in respect of this virus may result in a period of disruption that could potentially impact our operations, financial results and financial condition. Beginning with stay at home and similar orders, we began to see cancellations late in the first quarter, which we believe reduced our first quarter consolidated advertising revenue by about $10 million. Second quarter results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June. The extent to which COVID-19 impacts our results and financial condition in future periods depends on future developments that we cannot predict, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. As media had been designated an essential business, we implemented work from home procedures, including for newscast production, and continued our operations without disruption. In order to preserve liquidity in response to this changing environment, we also have undertaken a number of cost saving initiatives through reductions in capital expenses, hiring freezes, freezes on 2020 merit pay raises, reduced executive pay and Board of Directors’ fees, and other general expense reductions in areas of travel, entertainment and marketing. These initiatives are expected to provide cash savings from our continuing operations of $75 million for the full year, approximately $40 million of which will be in the second half of the year. We will continue to evaluate and quantify the impact of COVID-19 on our consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides a number of provisions intended to support the economy and business operations, including the deferral of 2020 pension contributions to 2021, the temporary suspension of certain payment requirements for the employer portion of Social Security taxes, temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. We anticipate benefiting from deferring $17 million of Social Security tax payments beyond 2020 and receiving an additional tax refund of $14.0 million from the carryback of net operating losses to prior periods. Currently, we do not anticipate delaying the payment of 2020 pension contributions with respect to the permitted CARES Act provision.

Based upon expected financial results, our costs saving initiatives, the stimulus provisions under the CARES Act, as well as $154 million of availability under our $210 million revolving credit facility, we currently anticipate having sufficient liquidity for navigating the next 12 months. Our term loans and unsecured notes do not have maintenance covenants, and our revolving credit facility has a leverage ratio covenant, that only applies when there are outstanding borrowings under the facility. While we believe we currently have sufficient liquidity and will remain in compliance with our revolving credit covenant, in the event of any prolonged periods of economic weakness there are additional cost saving initiatives we could undertake that would further enhance our liquidity.

On July 10, 2020, we signed a definitive agreement to sell our Stitcher podcast business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction is expected to close in the third quarter of 2020 upon satisfaction of normal and customary closing conditions and regulatory approval.

In July 2020, the purchase option was exercised for the CW-affiliated station in New York City we acquired in our 2019 transaction with Nexstar. The option price for the station is $75 million plus accrued interest, to be calculated on the period between September 19, 2019, purchase date of WPIX, and the option sale closing date. Pending FCC approval, the transaction is expected to close later in 2020.

On July 25, 2020, the contract extension on our retransmission consent agreement with DISH Network expired. Pending the negotiation of contract renewal terms, the local television stations we operate in 42 markets are currently no longer accessible to this customer.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Operating revenues	$358,883	12.0%	$320,428	$773,106	29.4%	$597,487
Employee compensation and benefits	(130,029)	18.0%	(110,159)	(274,824)	27.7%	(215,292)
Programming	(131,743)	46.4%	(89,993)	(263,422)	48.5%	(177,341)
Other expenses	(67,388)	(1.6)%	(68,454)	(150,525)	19.6%	(125,860)
Acquisition and related integration costs	(221)		(2,788)	(5,131)		(6,268)
Restructuring costs	—		(957)	—		(1,895)
Depreciation and amortization of intangible assets	(26,645)		(19,532)	(53,990)		(36,538)
Gains (losses), net on disposal of property and equipment	(1,307)		(144)	(2,740)		(317)
Operating income	1,550		28,401	22,474		33,976
Interest expense	(22,999)		(18,023)	(48,797)		(26,939)
Defined benefit pension plan expense	(1,026)		(1,564)	(2,052)		(3,136)
Miscellaneous, net	(1,552)		369	(438)		(431)
Income (loss) from continuing operations before income taxes	(24,027)		9,183	(28,813)		3,470
(Provision) benefit for income taxes	6,515		(3,385)	4,103		(992)
Income (loss) from continuing operations, net of tax	(17,512)		5,798	(24,710)		2,478
Loss from discontinued operations, net of tax	(4,531)		(6,164)	(9,142)		(9,658)
Net loss	$(22,043)		$(366)	$(33,852)		$(7,180)

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

Operating revenues increased $38.5 million or 12% in the second quarter of 2020 and $176 million or 29% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, operating revenues decreased 5.9% and increased 4.2% in the quarter and year-to-date periods, respectively. Weakness in economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter consolidated advertising revenues by about $10 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June. For the quarter-to-date period, increases in political advertising revenue and retransmission revenue were not able to offset the decrease in core advertising revenue within our Local Media group. For the year-to-date period, higher political advertising revenue and retransmission revenue in our Local Media group and overall growth within our National Media businesses contributed to the remainder of the increase in the period.

While we face a period of uncertainty regarding the duration of the pandemic and the extent of the impact on our operations, we do expect that core revenue will continue to be under pressure for the remainder of 2020. Retransmission revenue has also been affected by declines in subscriber levels at the MVPDs, as customers adjust their spending habits. However, we do not expect revenue from political advertising to be impacted by the economic downturn.

Employee compensation and benefits increased $19.9 million or 18% in the second quarter of 2020 and $59.5 million or 28% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, employee compensation and benefits decreased 1.8% and increased 2.2% in the quarter and year-to-date periods, respectively. The quarter-to-date decrease is due to a decrease in commissions and bonuses as a result of lower advertising revenue. The year-to-date increase in employee compensation and benefits is due to the annual merit increase that occurred in March 2019, as well as expansion of our National Media group throughout 2019.

Programming expense increased $41.8 million or 46% in the second quarter of 2020 and $86.1 million or 49% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, programming expense increased 23% and 21% in the quarter and year-to-date periods, respectively, due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media business, Katz.

Other expenses decreased $1.1 million or 1.6% in the second quarter of 2020 and increased $24.7 million or 20% for the first six months of 2020 when compared to the prior periods. Excluding the acquired stations, other expenses decreased 19% and 3.6% in the quarter and year-to-date periods, respectively, primarily driven by a decrease in costs during the current quarter. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in the areas of travel, entertainment and marketing.

Acquisition and related integration costs of $5.1 million incurred during the first six months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations.

For the three and six months ended 2019, restructuring costs were $1.0 million and $1.9 million, respectively. These restructuring charges reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $36.5 million in 2019 to $54.0 million in 2020 due to the acquired stations.

Interest expense increased in 2020 due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The effective income tax rate was 14% and 29% for the six months ended June 30, 2020 and 2019, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million expense in 2020 and $0.8 million benefit in 2019). Additionally, in 2020, we had a net discrete tax provision charge of $3.5 million related to state deferred rate changes and state net operating loss valuation allowance reductions.

Discontinued Operations

Discontinued operations reflect the historical results of our Stitcher operations. During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business and we signed a definitive agreement for its sale on July 10, 2020. The transaction is expected to close in the third quarter of 2020 upon satisfaction of normal and customary closing conditions and regulatory approval. Stitcher was previously included in our National Media segment results.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Local Media	$276,747	16.9%	$236,715	$598,551	36.0%	$440,102
National Media	80,503	(1.1)%	81,439	171,422	11.6%	153,652
Other	1,633	(28.2)%	2,274	3,133	(16.1)%	3,733
Total operating revenues	$358,883	12.0%	$320,428	$773,106	29.4%	$597,487
Segment profit (loss):
Local Media	$32,260	(40.6)%	$54,329	$88,237	(0.3)%	$88,502
National Media	10,282	(15.0)%	12,097	27,741	27.9%	21,687
Other	104		(1,485)	(66)	(96.6)%	(1,918)
Shared services and corporate	(12,923)	(1.5)%	(13,119)	(31,577)	7.9%	(29,277)
Acquisition and related integration costs	(221)		(2,788)	(5,131)		(6,268)
Restructuring costs	—		(957)	—		(1,895)
Depreciation and amortization of intangible assets	(26,645)		(19,532)	(53,990)		(36,538)
Gains (losses), net on disposal of property and equipment	(1,307)		(144)	(2,740)		(317)
Interest expense	(22,999)		(18,023)	(48,797)		(26,939)
Defined benefit pension plan expense	(1,026)		(1,564)	(2,052)		(3,136)
Miscellaneous, net	(1,552)		369	(438)		(431)
Income (loss) from continuing operations before income taxes	$(24,027)		$9,183	$(28,813)		$3,470

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Core advertising	$116,749	(16.5)%	$139,738	$277,271	9.5%	$253,142
Political	13,368		2,115	32,088		2,995
Retransmission	142,268	55.5%	91,464	279,466	58.0%	176,841
Other	4,362	28.4%	3,398	9,726	36.5%	7,124
Total operating revenues	276,747	16.9%	236,715	598,551	36.0%	440,102
Segment costs and expenses:
Employee compensation and benefits	102,924	24.3%	82,790	214,520	36.0%	157,701
Programming	101,250	64.0%	61,756	203,523	66.2%	122,473
Other expenses	40,313	6.5%	37,840	92,271	29.2%	71,426
Total costs and expenses	244,487	34.0%	182,386	510,314	45.1%	351,600
Segment profit	$32,260	(40.6)%	$54,329	$88,237	(0.3)%	$88,502

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
Revenues

Total Local Media revenues increased $40.0 million or 17% in the second quarter of 2020 and $158 million or 36% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, Local Media revenues decreased 7.4% and increased 1.7% in the quarter and year-to-date periods, respectively. Core advertising revenue decreased 36% and 22% in the quarter and year-to-date periods, respectively. Weakness in economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter advertising revenues at Local Media by at least $8 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. Core advertising revenues decreased 40% in April 2020 from March 2020, but we saw core advertising revenue improve over 18% from April 2020 to May 2020 and 19% from May 2020 to June 2020.

In both the quarter and year-to-date periods, there was an increase in political revenues due to an election year and an increase in retransmission revenue. While retransmission revenues have been affected by an acceleration of subscriber losses at the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. During the second quarter, we completed the second of three key distributor negotiations for this year, which means during 2020 we have renegotiated retransmission consent contracts covering more than 30% of our subscriber households. In addition, on December 31, 2019, our agreement with Comcast reset, and for those stations we owned prior to 2019, we began to receive retransmission fees for which we had historically received little to no compensation. Retransmission consent agreements with DISH Network, covering an additional 10% of our subscribers, expired at the beginning of March 2020. We continued to provide our signal at prior rates under short-term extensions that expired on July 25, 2020. Pending the negotiation of contract renewal terms, the local television stations we operate in 42 markets are currently no longer accessible to this customer.

Our Local Media revenues are being impacted due to weakened economic conditions resulting from the COVID-19 pandemic, primarily our core advertising revenues. A number of factors will ultimately have an impact on our core advertising revenues throughout the rest of the year, including the pace of businesses re-opening and consumer spending rebounding across our markets. Retransmission revenue has also been affected by declines in subscriber levels at the MVPDs, as customers adjust their spending habits. We do not expect our political advertising revenues to be impacted by the economic effects of the pandemic.

Costs and expenses

Employee compensation and benefits increased $20.1 million or 24% in the second quarter of 2020 and $56.8 million or 36% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, the expense decreased 2.0% and increased 1.3% in the quarter and year-to-date periods, respectively. The quarter-to-date decrease is due to a decrease in commissions as a result of lower advertising revenue. The year-to-date increase in employee compensation and benefits is due to the annual merit increase that occurred in March 2019.

Programming expense increased $39.5 million or 64% in the second quarter of 2020 and $81.1 million or 66% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, programming expense increased 31% and 27% in the quarter and year-to-date periods, respectively, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

Other expenses increased $2.5 million or 6.5% in the second quarter of 2020 and $20.8 million or 29% for the first six months of 2020 when compared to prior periods. Excluding the acquired stations, other expenses decreased 25% and 12% in the quarter and year-to-date periods, respectively. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through reductions in capital expenses and other general expense reductions in areas of travel, entertainment and marketing.

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
Operating results for our National Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Katz	$55,793	(1.3)%	$56,505	$121,684	13.8%	$106,900
Newsy	10,859	(4.7)%	11,395	21,723	9.9%	19,773
Triton	10,455	5.6%	9,902	20,802	2.2%	20,364
Other	3,396	(6.6)%	3,637	7,213	9.0%	6,615
Total operating revenues	80,503	(1.1)%	81,439	171,422	11.6%	153,652
Segment costs and expenses:
Employee compensation and benefits	16,057	(0.1)%	16,066	33,753	7.1%	31,521
Programming	30,493	8.0%	28,237	59,899	8.9%	55,008
Other expenses	23,671	(5.5)%	25,039	50,029	10.1%	45,436
Total costs and expenses	70,221	1.3%	69,342	143,681	8.9%	131,965
Segment profit	$10,282	(15.0)%	$12,097	$27,741	27.9%	$21,687

Revenues

National Media revenues decreased $0.9 million or 1.1% in the second quarter of 2020 and increased $17.8 million or 12% for the first six months of 2020 when compared to prior periods. Katz's revenues decreased $0.7 million or 1.3% in the second quarter of 2020 and increased $14.8 million or 14% for the first six months of 2020 when compared to prior periods. Newsy's revenues decreased $0.5 million or 4.7% in the second quarter of 2020 and increased $2.0 million or 10% for the first six months of 2020 when compared to prior periods. The decrease in revenue at Katz and Newsy for the quarter-to-date period was due to a reduction in advertising demand and rates, as well as cancellations, as a result of the economic conditions created by the COVID-19 pandemic. Katz's increase in revenue in the year-to-date period was driven by growth at its networks, specifically Grit, Laff and CourtTV, which launched in May 2019. Newsy's revenue increase in the year-to-date period was driven by growth of advertising on over-the-top platforms. Triton experienced revenue growth in both the quarter and year-to-date periods as a result of growth in content delivery and ad serving.

Weakness in economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter National Media revenues by approximately $1.3 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June.

Costs and expenses

Employee compensation and benefits remained flat in the second quarter of 2020 and increased $2.2 million or 7.1% in the first six months of 2020 when compared to prior periods. The year-to-date increase in employee compensation and benefits is due to increased hiring at Katz and Newsy throughout 2019.

Programming expense increased $2.3 million or 8.0% in the second quarter of 2020 and $4.9 million or 8.9% for the first six months of 2020 when compared to prior periods. Programming expense includes the amortization and distribution of programming for Katz and other programming costs. The overall increase is attributable to the continual investment in Katz programming, higher affiliate fees related to the increased distribution of all the Katz networks and the annualization of affiliate fees tied to increased distribution at CourtTV.

Other expenses decreased $1.4 million or 5.5% in the second quarter of 2020 and increased $4.6 million or 10% for the first six months of 2020 when compared to prior periods. In response to the weakened economic conditions created by the COVID-19 pandemic, we implemented various general expense reductions in areas of travel, entertainment and marketing, which drove the quarter-to-date decrease in other expenses. Year-to-date expenses increased at Newsy, Katz and Triton. Newsy had increases in ratings expense, news service and coverage costs, research and consulting, inducement expense and rent. Katz had higher rating expenses due to contractual increases and the addition of Court TV ratings. Triton had an increase in software licensing and information technology related costs.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of June 2020, we had approximately $100 million of cash on hand and about $154 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity during this economic downturn to meet the Company’s operating needs for the next 12 months. In addition, the Company’s liquidity is enhanced through the federal government’s stimulus measures, including the deferral of social security taxes; tax relief on the use of net operating losses and interest expense limitations; and a few other provisions that either bring in cash this year or push out cash payments to 2021 and beyond. Additionally, we expect to receive total gross cash proceeds of approximately $345 million during 2020 related to the announced sales of our Stitcher business and WPIX television station. While we currently do not anticipate liquidity constraints, in the event of a prolonged period of economic weakness there are additional measures we could take to further control cost, slow our working capital needs and generate cash.

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

Cash Flows - Operating Activities

Cash flows from operating activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$(24,710)	$2,478
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	53,990	36,538
(Gains) losses, net on disposal of property and equipment	2,740	317
Programming assets and liabilities	(10,662)	1,744
Deferred income taxes	9,933	983
Stock and deferred compensation plans	7,446	9,511
Pension expense, net of contributions	(3,282)	(3,921)
Other changes in certain working capital accounts, net	37,740	(28,287)
Miscellaneous, net	8,287	3,860
Net cash provided by operating activities from continuing operations	81,482	23,223
Net cash used in operating activities from discontinued operations	(7,223)	(14,065)
Net operating activities	$74,259	$9,158

In 2020 and 2019, cash provided by operating activities from continuing operations was $81.5 million and $23.2 million, respectively. The $58 million increase in cash provided by operating activities from continuing operations was attributable to a $5 million year-over-year increase in segment profit combined with a $66 million year-over-year increase in cash provided from changes in certain working capital accounts. Additionally, in the second quarter of 2019, we paid nearly $12 million in cash taxes, primarily related to the sale of radio. These increases in cash flow were partially offset by a $19 million increase in interest paid and year-over-year cash outlay increase of $12 million for programming investments in excess of programming amortization. Interest payments increased due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The primary factors affecting changes in certain working capital accounts are described below:

•Year-over-year cash provided from changes in accounts receivable increased $55 million in 2020 compared to 2019. This is partially due to political advertising revenue recognized during an election year, which is paid in advance and displaces traditional local and national advertising. Additionally, we did not acquire working capital in the Nexstar-Tribune acquisition, and as advertisers tend to pay on a 60- to 90-day lag, fourth quarter 2019 revenue resulted in growth of the accounts receivable balance. In 2020, we received $37 million from Nexstar related to cash they collected on our December 31, 2019 receivables. The last factor for receivables was a softness in core advertising revenue in the second quarter of 2020 as a result of COVID-19, which had a direct impact to trade receivables.
•Timing of payments made on other current liabilities increased the year-over-year cash provided from working capital by $16 million, mainly attributable to the slower timing of payments made to our vendors in order to control liquidity during the current economic conditions.

Cash Flows - Investing Activities

Cash flows from investing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$2,500	$(608,273)
Acquisition of intangible assets	(1,041)	(24,073)
Additions to property and equipment	(26,950)	(29,920)
Purchase of investments	(5,361)	(615)
Proceeds from FCC repack	9,427	1,520
Miscellaneous, net	773	308
Net cash used in investing activities from continuing operations	(20,652)	(661,053)
Net cash used in investing activities from discontinued operations	(333)	(74)
Net investing activities	$(20,985)	$(661,127)

In 2020 and 2019, we used $20.7 million and $661 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting these cash flows for the periods presented are described below.

•In the second quarter of 2020, we received cash consideration and reduced the Cordillera purchase price by $2.5 million related to an indemnification claim on certain acquired assets.
•Capital expenditures decreased $3.0 million year-over-year. In order to preserve liquidity in response to this changing environment, we have undertaken a number of cost saving initiatives, including a reduction in capital expenses.
•In 2020, we contributed $5.4 million in cash to our investments.
•In 2020 and 2019, we received $9.4 million and $1.5 million, respectively, in reimbursement proceeds from the FCC.
•In January of 2019, we acquired three television stations owned by Raycom Media for $55 million in cash.
•In April of 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash, the majority of which were intangible assets.
•In May of 2019, we acquired 15 television stations owned by Cordillera Communications, LLC for $521 million in cash, plus an estimated working capital adjustment of $23.9 million.
•In June of 2019, we completed the acquisition of Omny Studio for a cash purchase price of $8.5 million.

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

We have spent $43.8 million to date on FCC repack. As of early July 2020, all full power stations were operating on their reassigned channels. We will incur incremental costs through the remainder of 2020 to complete work delayed by the COVID-19 pandemic. We have received total reimbursement proceeds from the FCC of $17.9 million, of which $9.4 million was received during the six months ended June 30, 2020.
Cash Flows - Financing Activities
Cash flows from financing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$50,000	$120,000
Proceeds from issuance of long-term debt	—	761,175
Payments on long-term debt	(5,306)	(3,413)
Deferred financing costs	—	(20,550)
Dividends paid	(8,259)	(8,120)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,292)	(3,700)
Miscellaneous, net	(21,438)	(3,447)
Net cash provided by financing activities from continuing operations	$12,705	$841,361

In 2020 and 2019, cash provided by financing activities from continuing operations was $12.7 million and $841 million, respectively. As of June 30, 2020, we have $50 million drawn under our revolving credit facility. Other factors impacting our cash flows from financing activities from continuing operations are described below.

We have $900 million of unsecured senior notes and $1.0 billion outstanding balance on our term loans. The outstanding balance on our term loans reflect the $765 million term loan B, issued on May 1, 2019, for financing on the Cordillera and Nexstar/Tribune television station acquisitions. Our debt had required principal payments of $5.3 million in the first half of 2020 and will have required payments of $5.3 million for the remainder of 2020.

We paid quarterly dividends of 5 cents per share, totaling $8.3 million and $8.1 million in 2020 and 2019, respectively.

In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares, which expired on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during the first six months of 2020 as the Company has temporarily suspended share buybacks. During the first six months of 2019, we repurchased $0.6 million of shares.

Other
We are required to contribute an additional $27 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. Currently, we do not anticipate delaying the payment of 2020 pension contributions with respect to this permitted CARES Act provision.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2020		As of December 31, 2019
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$50,000	$50,000	$—	$—
Senior unsecured notes, due in 2025	400,000	385,000	400,000	409,000
Senior unsecured notes, due in 2027	500,000	475,000	500,000	525,000
Term loan, due in 2024	291,750	273,516	293,250	293,617
Term loan, due in 2026	755,466	715,804	759,272	763,547
Long-term debt, including current portion	$1,997,216	$1,899,320	$1,952,522	$1,991,164

Financial instruments subject to market value risk:
Investments held at cost	$4,616	(a)	$4,405	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We acquired eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company on September 19, 2019, and have excluded these stations from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended June 30, 2020. The acquired operations have total assets of approximately $689 million, or 19% of our total assets as of June 30, 2020, and revenues of $109 million, or 14% of our total revenues for the six months ended June 30, 2020.