Form 10-Q
period 2020-09-30
E.W. SCRIPPS Co
filed 2020-11-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2020, there were 69,666,913 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2020

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

Item 1A. Risk Factors

The risk factors disclosed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K have been updated for the impacts of the COVID-19 pandemic in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as well as for the risks related to the pending ION Media transaction as set forth below.

Our planned acquisition of ION Media may not occur at all, may not occur in the expected time frame or may involve the divestiture of certain businesses and assets in addition to or in lieu of our planned divestiture of up to 26 ION stations, any of which may negatively affect the trading price of our common shares and our future business and financial results.

If the transaction is completed, ION Media will become our indirect wholly owned subsidiary. The consummation of the acquisition and the related planned divestitures is not assured and is subject to certain conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, the consent of the Federal Communications Commission, and the absence of any law or order restraining, enjoining or otherwise prohibiting the acquisition, as well as other customary closing conditions.

The planned acquisition of ION Media is subject to a number of risks and uncertainties, including general economic and capital markets conditions; the effects that the pendency of the transaction may have on us or ION Media; our inability to obtain required regulatory or government approvals or to obtain such approvals in a timely manner or on satisfactory conditions; the inability of ION Media to satisfy closing conditions; our inability to obtain financing on acceptable terms; the inability of the buyer of the divestiture stations to obtain financing on acceptable terms; the occurrence of any event, change or other circumstance that could give rise to the termination of the acquisition agreement, certain of which could require us to pay a termination fee of $35 million to ION Media; legal proceedings that may be instituted related to the proposed acquisition and the legal expenses and diversion of management's attention that may be associated therewith; and unexpected costs, charges or expenses. If the planned acquisition of ION Media and related planned divestitures are not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition and related divestitures involve unexpected additional required divestitures, it could negatively affect the trading price of our common shares and our future business and financial results or result in the termination of the acquisition agreement.

We have incurred and will continue to incur significant transaction costs in connection with the acquisition of ION Media that could adversely affect our results of operations.

Whether or not we complete the transaction, we have incurred, and will continue to incur, significant costs in connection with the acquisition, including payment of certain fees and expenses incurred in connection with the transaction and related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we may incur material restructuring charges in connection with the transaction, which may adversely affect our operating results following the closing of the transaction in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. A delay in closing or a failure to complete the transaction could have a negative impact on our business.

Under the terms of the acquisition agreement with ION Media, we are required to consummate the acquisition regardless of whether we or the buyer of the divestiture stations is able to obtain financing as anticipated, and our failure or such buyer’s failure to obtain financing could materially and adversely affect us.

If we are not able to obtain financing as anticipated for the acquisition of ION Media, we may need to obtain alternative financing or will be in breach of the acquisition agreement. If the buyer of the ION Media stations we plan to divest is not able to obtain financing, and we are not able to find or reach an agreement with an alternative buyer, we will be in breach of the acquisition agreement. The buyer of the stations we must divest is a newly-formed entity that may not be able to obtain equity or debt financing sufficient to purchase those stations. These alternative arrangements may be on terms that are less favorable to us than our currently anticipated terms, and such differences may be material, or such alternative arrangements my not be available at all. In any of these events, we could be exposed to claims of breach that could result in substantial damages owed to ION Media and have a material adverse effect on our business, cash flows, results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2020.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under the authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased during the third quarter of 2020.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2020.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and nine months ended September 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 6, 2020	By:	/s/ Douglas F. Lyons
Douglas F. Lyons
Senior Vice President, Controller and Treasurer
(Principal Accounting Officer)

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2020	As of December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$128,548	$32,968
Accounts receivable (less allowances— $3,709 and $3,346)	382,531	387,847
Programming	—	52,699
FCC repack receivable	20,354	29,651
Miscellaneous	32,097	39,486
Assets of discontinued operations	102,511	101,266
Assets held for sale	155,623	—
Total current assets	821,664	643,917
Investments	13,207	8,375
Property and equipment	349,709	370,378
Operating lease right-of-use assets	51,279	128,192
Goodwill	1,201,533	1,224,679
Other intangible assets	982,366	1,060,675
Programming (less current portion)	137,663	96,256
Deferred income taxes	8,372	12,306
Miscellaneous	20,334	17,079
Total Assets	$3,586,127	$3,561,857

Liabilities and Equity
Current liabilities:
Accounts payable	$59,684	$28,441
Unearned revenue	34,510	10,704
Current portion of long-term debt	10,612	10,612
Accrued liabilities:
Employee compensation and benefits	38,939	43,259
Programming liability	69,261	96,682
Accrued interest	14,029	15,352
Miscellaneous	45,687	41,694
Other current liabilities	15,566	42,561
Liabilities of discontinued operations	19,708	22,727
Liabilities held for sale	79,613	—
Total current liabilities	387,609	312,032
Long-term debt (less current portion)	1,900,861	1,904,418
Deferred income taxes	46,836	17,876
Operating lease liabilities	40,171	113,648
Other liabilities (less current portion)	287,583	315,948
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 69,666,913 and 69,027,524 shares	697	691
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total	816	810
Additional paid-in capital	1,127,149	1,117,095
Accumulated deficit	(108,730)	(120,981)
Accumulated other comprehensive loss, net of income taxes	(96,168)	(98,989)
Total equity	923,067	897,935
Total Liabilities and Equity	$3,586,127	$3,561,857
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Operating Revenues:
Advertising	$320,026	$215,658	$770,024	$595,106
Retransmission and carriage	153,888	97,128	437,121	277,736
Other	19,348	18,071	59,223	55,502
Total operating revenues	493,262	330,857	1,266,368	928,344
Costs and Expenses:
Employee compensation and benefits	140,350	118,906	415,174	334,198
Programming	131,455	100,550	394,877	277,891
Other expenses	78,452	67,433	228,977	193,293
Acquisition and related integration costs	10,928	16,736	16,059	23,004
Restructuring costs	—	27	—	1,922
Total costs and expenses	361,185	303,652	1,055,087	830,308
Depreciation, Amortization, and (Gains) Losses:
Depreciation	12,568	9,833	38,315	28,458
Amortization of intangible assets	14,288	11,828	42,531	29,741
(Gains) losses, net on disposal of property and equipment	(2,012)	(11)	728	306
Net depreciation, amortization, and (gains) losses	24,844	21,650	81,574	58,505
Operating income	107,233	5,555	129,707	39,531
Interest expense	(21,387)	(26,537)	(70,184)	(53,476)
Defined benefit pension plan expense	(1,261)	(2,071)	(3,313)	(5,207)
Miscellaneous, net	1,488	2,042	1,050	1,611
Income (loss) from continuing operations before income taxes	86,073	(21,011)	57,260	(17,541)
Provision (benefit) for income taxes	22,100	(3,677)	17,997	(2,685)
Income (loss) from continuing operations, net of tax	63,973	(17,334)	39,263	(14,856)
Loss from discontinued operations, net of tax	(5,455)	(4,429)	(14,597)	(14,087)
Net income (loss)	58,518	(21,763)	24,666	(28,943)
Income attributable to noncontrolling interest	—	166	—	166
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$58,518	$(21,929)	$24,666	$(29,109)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.76	$(0.22)	$0.47	$(0.19)
Loss from discontinued operations	(0.07)	(0.05)	(0.18)	(0.17)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.70	$(0.27)	$0.29	$(0.36)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.76	$(0.22)	$0.47	$(0.19)
Loss from discontinued operations	(0.07)	(0.05)	(0.18)	(0.17)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.69	$(0.27)	$0.29	$(0.36)
See notes to condensed consolidated financial statements.
Net income (loss) per share amounts may not foot since each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$58,518	$(21,763)	$24,666	$(28,943)
Changes in defined benefit pension plans, net of tax of $317, $218, $891, $528	1,002	648	2,803	1,569
Other	6	—	18	—
Total comprehensive income (loss)	59,526	(21,115)	27,487	(27,374)
Less comprehensive net income attributable to noncontrolling interest	—	166	—	166
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$59,526	$(21,281)	$27,487	$(27,540)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$24,666	$(28,943)
Loss from discontinued operations, net of tax	(14,597)	(14,087)
Income (loss) from continuing operations, net of tax	39,263	(14,856)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	80,846	58,199
(Gains) losses, net on disposal of property and equipment	728	306
Programming assets and liabilities	(31,960)	7,654
Deferred income taxes	32,019	(2,651)
Stock and deferred compensation plans	12,233	11,368
Pension expense, net of contributions	(27,218)	(9,630)
Other changes in certain working capital accounts, net	58,416	(30,758)
Miscellaneous, net	14,000	8,537
Net cash provided by operating activities from continuing operations	178,327	28,169
Net cash used in operating activities from discontinued operations	(18,528)	(17,162)
Net operating activities	159,799	11,007
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	2,500	(1,190,631)
Acquisition of intangible assets	(1,480)	(24,475)
Additions to property and equipment	(38,086)	(41,667)
Purchase of investments	(5,453)	(1,453)
Proceeds from FCC repack	19,164	3,965
Miscellaneous, net	3,980	(41)
Net cash used in investing activities from continuing operations	(19,375)	(1,254,302)
Net cash used in investing activities from discontinued operations	(333)	(108)
Net investing activities	(19,708)	(1,254,410)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	20,000
Proceeds from issuance of long-term debt	—	1,261,175
Payments on long-term debt	(7,959)	(6,075)
Deferred financing costs	—	(31,295)
Dividends paid	(12,415)	(12,274)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,323)	(3,716)
Miscellaneous, net	(21,837)	(4,437)
Net cash provided by (used in) financing activities from continuing operations	(44,534)	1,222,794
Effect of foreign exchange rates on cash and cash equivalents	23	2
Increase (decrease) in cash and cash equivalents	95,580	(20,607)
Cash and cash equivalents:
Beginning of year	32,968	107,114
End of period	$128,548	$86,507

Supplemental Cash Flow Disclosures
Interest paid	$65,581	$41,965
Income taxes paid	$434	$11,878
Non-cash investing information
Capital expenditures included in accounts payable	$2,015	$1,587
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2020 and 2019 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of June 30, 2020	$815	$1,123,067	$(163,092)	$(97,176)	$—	$863,614
Comprehensive income (loss)	—	—	58,518	1,008	—	59,526
Cash dividend: declared and paid - $0.05 per share	—	—	(4,156)	—	—	(4,156)
Compensation plans:83,073 net shares issued *	1	4,082	—	—	—	4,083
As of September 30, 2020	$816	$1,127,149	$(108,730)	$(96,168)	$—	$923,067
* Net of tax payments related to shares withheld for vested RSUs of $31 for the three months ended September 30, 2020.

As of June 30, 2019	$809	$1,111,849	$(101,529)	$(94,476)	$—	$916,653
Comprehensive income (loss)	—	—	(21,929)	648	166	(21,115)
Cash dividend: declared and paid - $0.05 per share	—	—	(4,154)	—	—	(4,154)
Compensation plans: 41,612 net shares issued *	—	2,390	—	—	—	2,390
As of September 30, 2019	$809	$1,114,239	$(127,612)	$(93,828)	$166	$893,774
* Net of tax payments related to shares withheld for vested RSUs of $16 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019 (in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity
As of December 31, 2019	$810	$1,117,095	$(120,981)	$(98,989)	$—	$897,935
Comprehensive income (loss)	—	—	24,666	2,821	—	27,487
Cash dividend: declared and paid - $0.15 per share	—	—	(12,415)	—	—	(12,415)
Compensation plans: 639,389 net shares issued *	6	10,054	—	—	—	10,060
As of September 30, 2020	$816	$1,127,149	$(108,730)	$(96,168)	$—	$923,067
* Net of tax payments related to shares withheld for vested RSUs of $2,323 for the nine months ended September 30, 2020.

As of December 31, 2018	$807	$1,106,984	$(86,229)	$(95,397)	$—	$926,165
Comprehensive income (loss)	—	—	(29,109)	1,569	166	(27,374)
Cash dividend: declared and paid - $0.15 per share	—	—	(12,274)	—	—	(12,274)
Repurchase of 180,541 Class A Common shares	(2)	(582)	—	—	—	(584)
Compensation plans: 425,548 net shares issued *	4	7,837	—	—	—	7,841
As of September 30, 2019	$809	$1,114,239	$(127,612)	$(93,828)	$166	$893,774
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

Transaction Price Allocated to Remaining Performance Obligations — As of September 30, 2020, we had an aggregate transaction price of $52.8 million allocated to unsatisfied performance obligations related to contracts within our Triton business, most of which is expected to be recognized into revenue over the next 24 months.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.7 million at September 30, 2020 and $3.3 million at December 31, 2019.

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $34.5 million at September 30, 2020 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $10.7 million at December 31, 2019. We recorded $9.2 million of revenue in the nine months ended September 30, 2020 that was included in unearned revenue at December 31, 2019.
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
Share-based compensation costs totaled $3.0 million and $2.0 million for the third quarter of 2020 and 2019, respectively. Year-to-date share-based compensation totaled $10.2 million and $10.5 million in 2020 and 2019, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$63,973	$(17,334)	$39,263	$(14,856)
Income attributable to noncontrolling interest	—	(166)	—	(166)
Less income allocated to RSUs	(1,748)	—	(921)	—
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$62,225	$(17,500)	$38,342	$(15,022)
Denominator
Basic weighted-average shares outstanding	81,522	80,877	81,340	80,791
Effect of dilutive securities:
Restricted stock units	566	—	279	—
Diluted weighted-average shares outstanding	82,088	80,877	81,619	80,791

For the three and nine months ended September 30, 2019, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation excludes the effect from 1.4 million of outstanding RSUs as of September 30, 2019. As of September 30, 2020, we had 0.5 million of outstanding RSUs that were anti-dilutive.

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

The following table summarizes the final fair values of the Raycom, Cordillera and Nexstar-Tribune assets acquired and liabilities assumed at the closing dates.

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,770	$—	$26,770
Current portion of programming	—	—	11,997	11,997
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,734	61,569	127,024
Operating lease right-of-use assets	296	4,667	82,447	87,410
Programming (less current portion)	—	—	9,830	9,830
Goodwill	18,349	251,681	168,196	438,226
Indefinite-lived intangible assets - FCC licenses	6,800	26,700	176,000	209,500
Amortizable intangible assets:
Television network affiliation relationships	17,400	169,400	181,000	367,800
Advertiser relationships	700	5,900	7,100	13,700
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(5,750)	(4,586)	(10,336)
Current portion of programming liabilities	—	—	(16,211)	(16,211)
Other current liabilities	—	(280)	(3,185)	(3,465)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Programming liabilities	—	—	(15,607)	(15,607)
Net purchase price	$54,970	$542,406	$582,325	$1,179,701

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

(in thousands, except per share data) (unaudited)	Nine Months Ended September 30, 2019

Operating revenues	$1,149,438
Loss from continuing operations attributable to the shareholders of The E.W. Scripps Company, net of tax	(29,894)
Net loss per share from continuing operations attributable to the shareholders of The E.W. Scripps Company:
Basic	$(0.37)
Diluted	(0.37)

Pending acquisition

On September 23, 2020, we entered into an Agreement and Plan of Merger to buy national broadcast network ION Media for $2.65 billion. ION Media is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through Federal Communications Commission-licensed television stations it owns as well as affiliated TV stations, reaching 96% of U.S. homes through its over-the-air broadcast and pay TV platforms. With the acquisition of ION Media, we will create a full-scale national television networks business by combining the ION network with the five Katz networks and national news network, Newsy.

The transaction will be financed with a combination of cash, debt financing and preferred equity financing, including Berkshire Hathaway's $600 million preferred equity investment in Scripps. Berkshire Hathaway also will receive a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

To comply with ownership rules of the Federal Communications Commission, we will need to divest of up to 26 television stations, which will be purchased by INYO Broadcast Holdings, LLC upon completion of the merger. The number of stations we will sell to INYO depends on whether our application to sell WPIX, our television station in New York City, is approved by the FCC before the closing date of the ION Media transaction. These divested stations will become independent affiliates of ION Media pursuant to long-term affiliation agreements. The transaction will close upon satisfaction of normal customary closing conditions and regulatory approval.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2020 - Acquisition and related integration costs of $10.9 million in the third quarter of 2020 and $16.1 million in the first nine months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred for the pending ION Media transaction.

2019 - Acquisition and related integration costs of $16.7 million in the third quarter of 2019 and $23.0 million in the first nine months of 2019 reflect investment banking and legal fees incurred to complete the 2019 acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our third quarter or year-to-date income tax provision. We received an additional tax refund of $14.0 million from the carryback of NOLs to prior periods in October 2020. We are currently assessing the future implications of these provisions within the CARES Act on our condensed consolidated financial statements, but do not expect the impact to be material.

The effective income tax rate for the nine months ended September 30, 2020 and 2019 was 31% and 15%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.2 million expense in 2020 and $0.8 million benefit in 2019). Additionally, in 2020, we had a net discrete tax provision charge of $3.5 million related to state deferred rate changes and state NOL valuation allowance reductions.

Deferred tax assets totaled $8.4 million at September 30, 2020, which includes the tax effect of state NOL carryforwards. We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 totaled $4.8 million and $3.7 million, including short-term lease costs of $0.1 million. Year-to-date September 30, 2020 and 2019 costs totaled $14.4 million and $9.5 million, including short-term lease costs of $0.4 million and $0.2 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2020	As of December 31, 2019

Balance Sheet Information
Right-of-use assets	$51,279	$128,192
Other current liabilities	10,867	15,051
Operating lease liabilities	40,171	113,648
Weighted Average Remaining Lease Term
Operating leases	7.46 years	12.59 years
Weighted Average Discount Rate
Operating leases	6.03%	5.19%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$4,351	$3,568	$12,689	$9,316
Right-of-use assets obtained in exchange for lease obligations	2,713	2,188	4,455	3,330

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 were as follows:

(in thousands)	Operating Leases

Remainder of 2020	$5,989
2021	9,901
2022	8,758
2023	8,774
2024	7,430
Thereafter	22,999
Total future minimum lease payments	63,851
Less: Imputed interest	(12,813)
Total	$51,038

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2019	$1,143,859	$318,734	$1,462,593
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2019	$926,945	$297,734	$1,224,679

Gross balance as of September 30, 2020	$1,120,729	$318,718	$1,439,447
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of September 30, 2020	$903,815	$297,718	$1,201,533

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$616,244	$616,244
Customer lists and advertiser relationships	102,900	104,300
Other	104,036	102,956
Total carrying amount	823,180	823,500
Accumulated amortization:
Television network affiliation relationships	(106,258)	(82,917)
Customer lists and advertiser relationships	(50,305)	(42,012)
Other	(34,166)	(23,811)
Total accumulated amortization	(190,729)	(148,740)
Net amortizable intangible assets	632,451	674,760
Indefinite-lived intangible assets — FCC licenses	349,915	385,915
Total other intangible assets	$982,366	$1,060,675

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to an other intangible asset.

Estimated amortization expense of intangible assets for each of the next five years is $14.4 million for the remainder of 2020, $55.3 million in 2021, $49.8 million in 2022, $44.3 million in 2023, $42.7 million in 2024, $40.0 million in 2025 and $386.0 million in later years.

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

Weakness in economic conditions toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, and declines in our stock price, created indications of fair value declines for our reporting units as of March 31, 2020. Accordingly, during the first quarter, we considered impacts to the estimated fair values for each of our reporting units to determine if it was more likely than not that fair value had declined below carrying value. Our analysis primarily relied upon market data and discounted cash flow analyses. The use of a discounted cash flow approach requires significant judgment to estimate future cash flows of the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. While we believe the estimates and judgments used in the discounted cash flow analyses for our reporting units were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce different estimates of value. During the third quarter of 2020, we continued to evaluate changes in facts and circumstances and market impacts resulting from the COVID-19 pandemic, including their impact on operating results and whether it was more likely than not that fair values of our reporting units had declined below carrying value.

We concluded that it was not more likely than not that the carrying value for any of our reporting units exceeded its fair value. However, the discounted cash flow values for each of our reporting units are lower than the values determined during our 2019 annual impairment test. In 2019, the fair value for our Local Media reporting unit exceeded its carrying value by approximately 25% and our other reporting units exceeded their carrying values by over 30%. The Local Media reporting unit has $0.9 billion of goodwill or 75% of the consolidated total for the Company.

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

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019

Revolving credit facility	$—	$—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Term loan, due in 2024	291,000	293,250
Term loan, due in 2026	753,563	759,272
Total outstanding principal	1,944,563	1,952,522
Less: Debt issuance costs and issuance discounts	(33,090)	(37,492)
Less: Current portion	(10,612)	(10,612)
Net carrying value of long-term debt	$1,900,861	$1,904,418
Fair value of long-term debt *	$1,897,141	$1,991,164
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
As of September 30, 2020 and December 31, 2019, the interest rate on the 2024 term loan was 2.15% and 3.80%, respectively. The weighted-average interest rate was 2.16% and 4.25% for the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the interest rate on the 2026 term loan was 2.65% and 4.30%, respectively. The weighted-average interest rate on the term loan was 2.66% for the nine months ended September 30, 2020. The weighted-average interest rate on the term loan was 5.00% for the months it was outstanding during 2019.

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of September 30, 2020, we had no borrowings under the Revolving Credit Facility. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2020 was 2.46%. As of September 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $6.0 million under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.5 to 1.0 when we have outstanding borrowings on the facility. As of September 30, 2020, we were in compliance with our financial covenants.

Debt Repurchase Authorization

In November 2020, our Board of Directors authorized a debt repurchase program pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our 2025 Senior Notes, 2027 Senior Notes, or any indebtedness incurred from the financing of the pending ION Media acquisition. The authorization permits an aggregate principal amount reduction of up to $500 million if the pending ION Media acquisition closes or up to $100 million if the pending acquisition fails to close. The authorization expires on March 1, 2023.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019

Employee compensation and benefits	$35,098	$21,403
Deferred FCC repack income	44,752	36,770
Programming liability	38,632	57,291
Liability for pension benefits	158,815	190,219
Other	10,286	10,265
Other liabilities (less current portion)	$287,583	$315,948

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Accounts receivable	$5,822	$(20,542)
Other current assets	7,366	(7,084)
Accounts payable	30,212	15,156
Accrued employee compensation and benefits	(4,527)	(4,769)
Accrued interest	(1,323)	10,508
Other accrued liabilities	(2,812)	(4,004)
Unearned revenue	23,806	(2,501)
Other, net	(128)	(17,522)
Total	$58,416	$(30,758)

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

The components of the employee benefit plans expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Interest cost	$5,014	$5,865	$14,849	$17,465
Expected return on plan assets, net of expenses	(5,250)	(4,865)	(15,762)	(14,981)
Amortization of actuarial loss and prior service cost	1,255	823	3,504	1,967
Total for defined benefit pension plan	1,019	1,823	2,591	4,451
Multi-employer plans	15	4	76	103
SERPs	242	248	722	756
Defined contribution plan	3,060	2,743	10,541	7,433
Net periodic benefit cost	4,336	4,818	13,930	12,743
Allocated to discontinued operations	(171)	(103)	(497)	(293)
Net periodic benefit cost — continuing operations	$4,165	$4,715	$13,433	$12,450

We contributed $0.8 million to fund current benefit payments for our SERPs and $29.7 million for our defined benefit pension plan during the nine months ended September 30, 2020. During the remainder of 2020, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We are required to contribute an additional $2.9 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. We did not choose to delay the payment of 2020 pension contributions with respect to this permitted CARES Act provision.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Segment operating revenues:
Local Media	$403,769	$252,392	$1,002,320	$692,494
National Media	89,413	78,285	260,835	231,937
Other	80	180	3,213	3,913
Total operating revenues	$493,262	$330,857	$1,266,368	$928,344
Segment profit (loss):
Local Media	$144,561	$49,678	$232,798	$138,180
National Media	12,138	9,727	39,879	31,414
Other	(1,566)	(1,270)	(1,632)	(3,188)
Shared services and corporate	(12,128)	(14,167)	(43,705)	(43,444)
Acquisition and related integration costs	(10,928)	(16,736)	(16,059)	(23,004)
Restructuring costs	—	(27)	—	(1,922)
Depreciation and amortization of intangible assets	(26,856)	(21,661)	(80,846)	(58,199)
Gains (losses), net on disposal of property and equipment	2,012	11	(728)	(306)
Interest expense	(21,387)	(26,537)	(70,184)	(53,476)
Defined benefit pension plan expense	(1,261)	(2,071)	(3,313)	(5,207)
Miscellaneous, net	1,488	2,042	1,050	1,611
Income (loss) from continuing operations before income taxes	$86,073	$(21,011)	$57,260	$(17,541)
Depreciation:
Local Media	$10,455	$8,197	$32,719	$24,179
National Media	1,691	1,233	4,328	3,090
Other	76	43	154	120
Shared services and corporate	346	360	1,114	1,069
Total depreciation	$12,568	$9,833	$38,315	$28,458
Amortization of intangible assets:
Local Media	$9,133	$7,438	$28,453	$16,864
National Media	4,816	4,052	13,063	11,862
Shared services and corporate	339	338	1,015	1,015
Total amortization of intangible assets	$14,288	$11,828	$42,531	$29,741
Additions to property and equipment:
Local Media	$9,134	$8,460	$35,351	$30,351
National Media	1,375	2,150	3,416	10,712
Other	51	308	56	518
Shared services and corporate	78	374	294	980
Total additions to property and equipment	$10,638	$11,292	$39,117	$42,561

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Operating revenues:
Core advertising	$221,713	$210,621	$638,275	$587,073
Political	98,313	5,037	131,749	8,033
Retransmission and carriage	153,888	97,128	437,121	277,736
Other	19,348	18,071	59,223	55,502
Total operating revenues	$493,262	$330,857	$1,266,368	$928,344

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2020	$(96,933)	$(243)	$(97,176)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $317(a)	1,002	6	1,008
Net current-period other comprehensive income (loss)	1,002	6	1,008
Ending balance, September 30, 2020	$(95,931)	$(237)	$(96,168)

	Three Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2019	$(94,444)	$(32)	$(94,476)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $218(a)	648	—	648
Net current-period other comprehensive income (loss)	648	—	648
Ending balance, September 30, 2019	$(93,796)	$(32)	$(93,828)

	Nine Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $891(a)	2,803	18	2,821
Net current-period other comprehensive income (loss)	2,803	18	2,821
Ending balance, September 30, 2020	$(95,931)	$(237)	$(96,168)

	Nine Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $528(a)	1,569	—	1,569
Net current-period other comprehensive income (loss)	1,569	—	1,569
Ending balance, September 30, 2019	$(93,796)	$(32)	$(93,828)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the condensed consolidated statements of operations

15. Assets Held for Sale and Discontinued Operations

Stitcher

During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business. On July 10, 2020, we signed a definitive agreement to sell the business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020.

Beginning in the second quarter of 2020, Stitcher was classified as discontinued operations in our condensed consolidated financial statements for all periods presented.

Operating results of our discontinued Stitcher operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Operating revenues	$19,956	$18,937	$53,652	$51,108
Total costs and expenses	(27,043)	(23,414)	(72,106)	(65,758)
Depreciation and amortization of intangible assets	—	(580)	(1,157)	(2,071)
Other, net	(33)	—	(139)	—
Loss from discontinued operations before income taxes	(7,120)	(5,057)	(19,750)	(16,721)
Benefit for income taxes	(1,665)	(628)	(5,153)	(2,634)
Net loss from discontinued operations	$(5,455)	$(4,429)	$(14,597)	$(14,087)

The following table presents a summary of the Stitcher net assets classified as discontinued operations.

(in thousands)	As of September 30, 2020	As of December 31, 2019

Assets:
Total current assets	$33,263	$34,793
Investments	125	178
Property and equipment	5,488	5,526
Goodwill and intangible assets	47,507	48,292
Operating lease right-of-use assets	9,579	10,448
Other assets	6,549	2,029
Total assets of discontinued operations	102,511	101,266
Liabilities:
Total current liabilities	10,912	10,175
Other liabilities	8,796	12,552
Total liabilities of discontinued operations	19,708	22,727
Net assets of discontinued operations	$82,803	$78,539

WPIX

When we acquired the Nexstar-Tribune television stations in 2019, we granted Nexstar the option to repurchase WPIX, the CW-affiliated station in New York City. The option was exercisable from March 31, 2020, through the end of 2021, and was assignable by Nexstar to a third party. In July 2020, Nexstar assigned their option to repurchase WPIX to Mission Broadcasting, and Mission immediately exercised the option. The option price is $75 million plus accrued interest, to be calculated on the period between September 19, 2019, the purchase date of WPIX, and the option sale closing date. The transaction will close upon satisfaction of normal customary closing conditions and regulatory approval. Beginning in the third quarter of 2020, WPIX assets and liabilities were classified as held for sale in our condensed consolidated balance sheets.

The following table presents a summary of the WPIX net assets held for sale included in our condensed consolidated balance sheets.

(in thousands)	As of September 30, 2020

Assets:
Property and equipment	$16,721
Goodwill	24,997
Other intangible assets	37,120
Operating lease right-of-use assets	71,071
Other assets	5,714
Total assets held for sale	155,623
Liabilities:
Total current liabilities	6,326
Operating lease liabilities	72,231
Other liabilities	1,056
Total liabilities held for sale	79,613
Net assets held for sale	$76,010

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

The full impact of COVID-19 is unknown and continues to evolve rapidly. The outbreak and any preventative or protective actions that the Company, its vendors or its customers may take in respect of this virus may result in a period of disruption that could potentially impact our operations, financial results and financial condition. Beginning with stay at home and similar orders, we began to see cancellations late in the first quarter, which we believe reduced our first quarter consolidated advertising revenue by about $10 million. Second quarter results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June. In the third quarter, advertising revenues continued to sequentially improve. We expect the advertising markets to continue to recover. However, we still expect spending in our local markets to continue to remain below 2019 levels through the remainder of 2020 and into early 2021. As media had been designated an essential business, we implemented work from home procedures, including for newscast production, and continued our operations without disruption. In order to preserve liquidity in response to this changing environment, we also took a number of cost saving initiatives through reductions in capital expenses, hiring freezes, freezes on 2020 merit pay raises, reduced executive pay and Board of Directors’ fees, and other general expense reductions in areas of travel, entertainment and marketing. These initiatives are expected to provide cash savings from our continuing operations of $75 million for the full year, with the final amount, approximately $21 million, of which will be in the fourth quarter. We will continue to evaluate the impact of COVID-19 on our consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides a number of provisions intended to support the economy and business operations, including the deferral of 2020 pension contributions to 2021, the temporary suspension of certain payment requirements for the employer portion of Social Security taxes, temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. We anticipate benefiting from deferring $17 million of Social Security tax payments beyond 2020 and in October 2020 we received an additional tax refund of $14.0 million from the carryback of net operating losses to prior periods. We did not delay the payment of 2020 pension contributions with respect to the permitted CARES Act provision.

Based upon expected financial results, our costs saving initiatives, the stimulus provisions under the CARES Act, as well as $204 million of availability under our $210 million revolving credit facility, we currently anticipate having sufficient liquidity for navigating the next 12 months. Our term loans and unsecured notes do not have maintenance covenants, and our revolving credit facility has a leverage ratio covenant, that only applies when there are outstanding borrowings under the facility. While we believe we currently have sufficient liquidity and will remain in compliance with our revolving credit covenant, in the event of any prolonged periods of economic weakness there are additional cost saving initiatives we could undertake that would further enhance our liquidity.

On July 10, 2020, we signed a definitive agreement to sell our Stitcher podcast business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020.

In July 2020, the purchase option was exercised for the CW-affiliated station in New York City we acquired in our 2019 transaction with Nexstar. The option price for the station is $75 million plus accrued interest, to be calculated on the period between September 19, 2019, purchase date of WPIX, and the option sale closing date. The transaction will close upon satisfaction of normal customary closing conditions and regulatory approval.

On July 25, 2020, the contract extension on our retransmission consent agreement with DISH Network expired. After a six-week blackout period, Scripps concluded its negotiation with DISH on September 6, 2020, with service restored that day to DISH subscribers in the 42 markets where we operate television stations.

On September 23, 2020, we entered into an Agreement and Plan of Merger to buy national broadcast network ION Media for $2.65 billion. ION Media is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through Federal Communications Commission-licensed television stations it owns as well as affiliated TV stations, reaching 96% of U.S. homes through its over-the-air broadcast and pay TV platforms. With the acquisition of ION Media, we will create a full-scale national television networks business by combining the ION network with the five Katz networks and national news network, Newsy.

The transaction will be financed with a combination of cash, debt financing and preferred equity financing, including Berkshire Hathaway's $600 million preferred equity investment in Scripps. Under the terms of the preferred equity investment, we will be prohibited from paying dividends on and purchasing our common shares until all preferred shares are redeemed. Berkshire Hathaway also will receive a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

To comply with ownership rules of the Federal Communications Commission, we will need to divest of up to 26 television stations, which will be purchased by INYO Broadcast Holdings, LLC upon completion of the merger. The number of stations we will sell to INYO depends on whether our application to sell WPIX, our television station in New York City, is approved by the FCC before the closing date of the ION Media transaction. These divested stations will become independent affiliates of ION Media pursuant to long-term affiliation agreements. The transaction will close upon satisfaction of normal customary closing conditions and regulatory approval.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Operating revenues	$493,262	49.1%	$330,857	$1,266,368	36.4%	$928,344
Employee compensation and benefits	(140,350)	18.0%	(118,906)	(415,174)	24.2%	(334,198)
Programming	(131,455)	30.7%	(100,550)	(394,877)	42.1%	(277,891)
Other expenses	(78,452)	16.3%	(67,433)	(228,977)	18.5%	(193,293)
Acquisition and related integration costs	(10,928)		(16,736)	(16,059)		(23,004)
Restructuring costs	—		(27)	—		(1,922)
Depreciation and amortization of intangible assets	(26,856)		(21,661)	(80,846)		(58,199)
Gains (losses), net on disposal of property and equipment	2,012		11	(728)		(306)
Operating income	107,233		5,555	129,707		39,531
Interest expense	(21,387)		(26,537)	(70,184)		(53,476)
Defined benefit pension plan expense	(1,261)		(2,071)	(3,313)		(5,207)
Miscellaneous, net	1,488		2,042	1,050		1,611
Income (loss) from continuing operations before income taxes	86,073		(21,011)	57,260		(17,541)
(Provision) benefit for income taxes	(22,100)		3,677	(17,997)		2,685
Income (loss) from continuing operations, net of tax	63,973		(17,334)	39,263		(14,856)
Loss from discontinued operations, net of tax	(5,455)		(4,429)	(14,597)		(14,087)
Net income (loss)	58,518		(21,763)	24,666		(28,943)
Income attributable to noncontrolling interest	—		166	—		166
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$58,518		$(21,929)	$24,666		$(29,109)

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

Operating revenues increased $162.4 million or 49% in the third quarter of 2020 and $338 million or 36% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, operating revenues increased 35% and 12% in the quarter and year-to-date periods, respectively. The quarter-to-date and year-to-date increases were driven by an increase in political advertising revenue during this presidential election year, as well as an increase in retransmission revenue and growth in our National Media businesses. These increases more than offset the weakness in core advertising caused by political advertising displacement as well as weakened economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, which negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter consolidated advertising revenues by about $10 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We have seen continued improvement since April in the advertising markets as economies began to reopen. We expect the advertising markets to continue to recover, but expect spending in our local markets to continue to remain below 2019 levels through the remainder of 2020 and into early 2021.

Employee compensation and benefits increased $21.4 million or 18% in the third quarter of 2020 and $81.0 million or 24% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, employee compensation and benefits increased 3.7% and 3.1% in the quarter and year-to-date periods, respectively. The quarter-to-date increase is due to strong revenue performance driving higher bonus payments. The year-to-date increase in employee compensation and benefits is due to the annual merit increase that occurred in March 2020, as well as expansion of our National Media group throughout 2019.

Programming expense increased $30.9 million or 31% in the third quarter of 2020 and $117.0 million or 42% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, programming expense increased 17% and 20% in the quarter and year-to-date periods, respectively, due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media business, Katz.

Other expenses increased $11.0 million or 16% in the third quarter of 2020 and increased $35.7 million or 18% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, other expenses remained flat in the quarter-to-date period and decreased 2.9% in the year-to-date period. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in the areas of travel, entertainment and marketing.

Acquisition and related integration costs of $10.9 million in the third quarter of 2020 and $16.1 million in the first nine months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred for the pending ION Media transaction. Acquisition and related integration costs of $16.7 million in the third quarter of 2019 and $23.0 million in the first nine months of 2019 reflect investment banking and legal fees incurred to complete the 2019 acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

Restructuring costs were less than $0.1 million in the third quarter of 2019 and $1.9 million in the first nine months of 2019. These restructuring charges reflect severance, outside consulting fees and other costs associated with our previously announced changes in management and operating structure.

Depreciation and amortization of intangible assets increased from $58.2 million in 2019 to $80.8 million in 2020 due to the acquired stations.

Interest expense increased in the first nine months of 2020 due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions. Interest expense decreased $5.2 million in the third quarter of 2020 due to rate reductions in 2020 instituted by the Federal Reserve in response to the economic weakness caused by the COVID-19 pandemic, reduced borrowings on the revolving credit facilities and the December 2019 amendment to the $765 million term loan B which reduced the interest rate by 25 basis points.

The effective income tax rate was 31% and 15% for the nine months ended September 30, 2020 and 2019, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions and excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.2 million expense in 2020 and $0.8 million benefit in 2019). Additionally, in 2020, we had a net discrete tax provision charge of $3.5 million related to state deferred rate changes and state net operating loss valuation allowance reductions.

Discontinued Operations

Discontinued operations reflect the historical results of our Stitcher operations. During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business and we signed a definitive agreement for its sale on July 10, 2020. The transaction closed on October 16, 2020. Stitcher was previously included in our National Media segment results.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Local Media	$403,769	60.0%	$252,392	$1,002,320	44.7%	$692,494
National Media	89,413	14.2%	78,285	260,835	12.5%	231,937
Other	80	(55.6)%	180	3,213	(17.9)%	3,913
Total operating revenues	$493,262	49.1%	$330,857	$1,266,368	36.4%	$928,344
Segment profit (loss):
Local Media	$144,561		$49,678	$232,798	68.5%	$138,180
National Media	12,138	24.8%	9,727	39,879	26.9%	31,414
Other	(1,566)	23.3%	(1,270)	(1,632)	(48.8)%	(3,188)
Shared services and corporate	(12,128)	(14.4)%	(14,167)	(43,705)	0.6%	(43,444)
Acquisition and related integration costs	(10,928)		(16,736)	(16,059)		(23,004)
Restructuring costs	—		(27)	—		(1,922)
Depreciation and amortization of intangible assets	(26,856)		(21,661)	(80,846)		(58,199)
Gains (losses), net on disposal of property and equipment	2,012		11	(728)		(306)
Interest expense	(21,387)		(26,537)	(70,184)		(53,476)
Defined benefit pension plan expense	(1,261)		(2,071)	(3,313)		(5,207)
Miscellaneous, net	1,488		2,042	1,050		1,611
Income (loss) from continuing operations before income taxes	$86,073		$(21,011)	$57,260		$(17,541)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Core advertising	$151,488	2.2%	$148,209	$428,759	6.8%	$401,351
Political	96,375		5,038	128,463		8,033
Retransmission	152,069	59.8%	95,174	431,535	58.6%	272,015
Other	3,837	(3.4)%	3,971	13,563	22.2%	11,095
Total operating revenues	403,769	60.0%	252,392	1,002,320	44.7%	692,494
Segment costs and expenses:
Employee compensation and benefits	111,551	21.3%	91,967	326,071	30.6%	249,668
Programming	99,991	42.1%	70,351	303,514	57.4%	192,824
Other expenses	47,666	18.0%	40,396	139,937	25.1%	111,822
Total costs and expenses	259,208	27.9%	202,714	769,522	38.8%	554,314
Segment profit	$144,561		$49,678	$232,798	68.5%	$138,180

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
Revenues

Total Local Media revenues increased $151 million or 60% in the third quarter of 2020 and $310 million or 45% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, Local Media revenues increased 42% and 12% in the quarter and year-to-date periods, respectively. In both the quarter and year-to-date periods, there was an increase in political revenues due to an election year and an increase in retransmission revenue. While retransmission revenues have been affected by an acceleration of subscriber losses at the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. After a six-week blackout period, we concluded our negotiation with DISH Network on September 6, 2020, with service restored that day to DISH subscribers in the 42 markets where we operate television stations. This was the third of three key distributor negotiations completed for this year, which means so far during 2020 we have renegotiated retransmission consent contracts covering about 40% of our subscriber households. In addition, on December 31, 2019, our agreement with Comcast reset, and for those stations we owned prior to 2019, we began to receive retransmission fees for which we had historically received little to no compensation.

Increases in political revenue and retransmission revenue more than offset the weakness in core advertising in both the quarter-to-date and year-to-date periods. When excluding the acquired stations, core advertising revenue decreased 13% and

18% in the quarter and year-to-date periods, respectively, driven by political advertising displacement as well as weakened economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, which negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter advertising revenues at Local Media by at least $8 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We have seen continued improvement since April in the advertising markets as economies began to reopen. We expect the advertising markets to continue to recover, but expect spending in our local markets to continue to remain below 2019 levels through the remainder of 2020 and into early 2021.

Costs and expenses

Employee compensation and benefits increased $19.6 million or 21% in the third quarter of 2020 and $76.4 million or 31% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, the expense increased 2.8% and 2.3% in the quarter and year-to-date periods, respectively. The increase in employee compensation and benefits is due to the annual merit increase that occurred in March 2020 as well as higher commissions tied to revenue growth.

Programming expense increased $29.6 million or 42% in the third quarter of 2020 and $111 million or 57% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, programming expense increased 22% and 26% in the quarter and year-to-date periods, respectively, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

Other expenses increased $7.3 million or 18% in the third quarter of 2020 and $28.1 million or 25% for the first nine months of 2020 when compared to prior periods. Excluding the acquired stations, other expenses decreased 8.6% and 12% in the quarter and year-to-date periods, respectively. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing.

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
Operating results for our National Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	Change	2019	2020	Change	2019

Segment operating revenues:
Katz	$59,918	7.9%	$55,546	$181,602	11.8%	$162,446
Newsy	12,904	29.8%	9,945	34,627	16.5%	29,718
Triton	11,417	13.8%	10,031	32,219	6.0%	30,395
Other	5,174	87.3%	2,763	12,387	32.1%	9,378
Total operating revenues	89,413	14.2%	78,285	260,835	12.5%	231,937
Segment costs and expenses:
Employee compensation and benefits	17,886	8.9%	16,424	51,639	7.7%	47,945
Programming	31,443	4.1%	30,198	91,342	7.2%	85,206
Other expenses	27,946	27.4%	21,936	77,975	15.7%	67,372
Total costs and expenses	77,275	12.7%	68,558	220,956	10.2%	200,523
Segment profit	$12,138	24.8%	$9,727	$39,879	26.9%	$31,414

Revenues

National Media revenues increased $11.1 million or 14% in the third quarter of 2020 and $28.9 million or 12% for the first nine months of 2020 when compared to prior periods as a result of growth in each of the National Media businesses. Katz's increase in revenue was driven by growth at its networks, specifically Grit, Laff and Court TV, which launched in May 2019. Newsy's revenue increase was driven by growth of advertising on over-the-top platforms and political revenue recognized during this presidential election year. Political revenue at Newsy for the quarter-to-date and year-to-date periods was $1.9 million and $3.3 million, respectively. Triton experienced revenue growth in its infrastructure business, specifically in content delivery, ad serving and the programmatic marketplace.

Weakness in economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter National Media revenues by approximately $1.3 million. The impact was greatest in April and we have seen continued improvement in the advertising markets since that time as economies began to reopen. We expect the advertising markets to continue to recover, however, we expect growth in National Media revenue to remain below the 30% year over year levels we experienced prior to COVID-19.

Costs and expenses

Employee compensation and benefits increased $1.5 million or 8.9% in the third quarter of 2020 and $3.7 million or 7.7% in the first nine months of 2020 when compared to prior periods. The increase in employee compensation and benefits is due to higher payroll and benefits costs due increased hiring at Katz and Newsy throughout 2019.

Programming expense increased $1.2 million or 4.1% in the third quarter of 2020 and $6.1 million or 7.2% for the first nine months of 2020 when compared to prior periods. Programming expense includes the amortization and distribution of programming for Katz and other programming costs. The overall increase is attributable to contractual rate increases at Katz, higher affiliate fees related to the increased distribution of all the Katz networks and the annualization of affiliate fees tied to increased distribution at Court TV.

Other expenses increased $6.0 million or 27% in the third quarter of 2020 and $10.6 million or 16% for the first nine months of 2020 when compared to prior periods. Other expenses increased at Katz, Newsy and Triton due to certain expenses that are directly tied to their revenue growth.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of September 2020, we had approximately $130 million of cash on hand and $204 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity during this economic downturn to meet the Company’s operating needs for the next 12 months. In addition, the Company’s liquidity is enhanced through the federal government’s stimulus measures, including the deferral of social security taxes; tax relief on the use of net operating losses and interest expense limitations; and a few other provisions that either bring in cash this year or push out cash payments to 2021 and beyond. While we currently do not anticipate liquidity constraints, in the event of a prolonged period of economic weakness there are additional measures we could take to further control cost, slow our working capital needs and generate cash.

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

Cash Flows - Operating Activities

Cash flows from operating activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$39,263	$(14,856)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	80,846	58,199
(Gains) losses, net on disposal of property and equipment	728	306
Programming assets and liabilities	(31,960)	7,654
Deferred income taxes	32,019	(2,651)
Stock and deferred compensation plans	12,233	11,368
Pension expense, net of contributions	(27,218)	(9,630)
Other changes in certain working capital accounts, net	58,416	(30,758)
Miscellaneous, net	14,000	8,537
Net cash provided by operating activities from continuing operations	178,327	28,169
Net cash used in operating activities from discontinued operations	(18,528)	(17,162)
Net operating activities	$159,799	$11,007

In 2020 and 2019, cash provided by operating activities from continuing operations was $178 million and $28.2 million, respectively. The $150 million increase in cash provided by operating activities from continuing operations was attributable to a $104 million year-over-year increase in segment profit combined with a $89 million year-over-year increase in cash provided from changes in certain working capital accounts. These increases in cash flow were partially offset by a $24 million increase in interest paid and year-over-year cash outlay increase of $40 million for programming investments in excess of programming amortization. Interest payments increased due to the issuance of a $765 million term loan B in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 in order to fund the Cordillera and Nexstar-Tribune acquisitions.

The primary factors affecting changes in certain working capital accounts are described below:

•Year-over-year cash provided from changes in accounts receivable increased $26 million in 2020 compared to 2019. This is partially due to political advertising revenue recognized during an election year, which is paid in advance and displaces traditional local and national advertising. Additionally, we did not acquire working capital in the Nexstar-Tribune acquisition, and as advertisers tend to pay on a 60- to 90-day lag, fourth quarter 2019 revenue resulted in growth of the accounts receivable balance. In 2020, we received over $50 million from Nexstar related to cash they collected on our December 31, 2019 receivables. The last factor in the decrease in receivables was a softness in core advertising revenue in the third quarter of 2020 as a result of COVID-19, which had a direct impact to trade receivables. These decreases in the accounts receivable balance were offset by an increase in the retransmission receivable balance. During 2020, we completed renewal negotiations on three key distribution agreements covering about 40% of our subscriber households that contributed to an increase in retransmission revenue.
•We received advance payments for fourth quarter political advertising campaigns, which account for the $26 million increase in cash provided by unearned revenue.
•Timing of payments made on accounts payable increased the year-over-year cash provided from working capital by $15 million, mainly attributable to the slower timing of payments made to our vendors in order to control liquidity during the current economic conditions.
•Timing of payments made on other current liabilities increased the year-over-year cash provided from working capital by $17 million, mainly attributable to the timing of tax payments. In the second quarter of 2019, we paid $11 million in taxes, primarily related to the sale of our radio stations. As of September 30, 2020, no taxes were accrued.

Cash Flows - Investing Activities

Cash flows from investing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$2,500	$(1,190,631)
Acquisition of intangible assets	(1,480)	(24,475)
Additions to property and equipment	(38,086)	(41,667)
Purchase of investments	(5,453)	(1,453)
Proceeds from FCC repack	19,164	3,965
Miscellaneous, net	3,980	(41)
Net cash used in investing activities from continuing operations	(19,375)	(1,254,302)
Net cash used in investing activities from discontinued operations	(333)	(108)
Net investing activities	$(19,708)	$(1,254,410)

In 2020 and 2019, we used $19.4 million and $1.3 billion, respectively, in cash for investing activities from continuing operations. The primary factors affecting these cash flows for the periods presented are described below.

•In the second quarter of 2020, we received cash consideration and reduced the Cordillera purchase price by $2.5 million related to an indemnification claim on certain acquired assets.
•Capital expenditures decreased $3.6 million year-over-year. In order to preserve liquidity in response to this changing environment, we have undertaken a number of cost saving initiatives, including a reduction in capital expenses.
•In 2020, we contributed $5.5 million in cash to our investments.
•In 2020 and 2019, we received $19.2 million and $4.0 million, respectively, in reimbursement proceeds from the FCC.
•In 2020, we received $3.2 million in proceeds from the disposal of property and equipment, mainly related to an indemnification settlement on one of our television broadcast towers acquired from Cordillera.
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
•In September of 2019, we acquired eight television stations from the Nexstar-Tribune transactions for $582 million.

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

We have spent $47.4 million to date on FCC repack. As of early July 2020, all full power stations were operating on their reassigned channels. We will incur incremental costs through the remainder of 2020 to complete work delayed by the COVID-19 pandemic. We have received total reimbursement proceeds from the FCC of $27.7 million, of which $19.2 million was received during the nine months ended September 30, 2020.
Cash Flows - Financing Activities
Cash flows from financing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$—	$20,000
Proceeds from issuance of long-term debt	—	1,261,175
Payments on long-term debt	(7,959)	(6,075)
Deferred financing costs	—	(31,295)
Dividends paid	(12,415)	(12,274)
Repurchase of Class A Common shares	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(2,323)	(3,716)
Miscellaneous, net	(21,837)	(4,437)
Net cash provided by (used in) financing activities from continuing operations	$(44,534)	$1,222,794

In 2020, we used $44.5 million in financing activities from continuing operations while in 2019, cash provided by financing activities from continuing operations was $1.2 billion. As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility. Other factors impacting our cash flows from financing activities from continuing operations are described below.

We have $900 million of unsecured senior notes and $1.0 billion outstanding balance on our term loans. The outstanding balance on our term loans reflect the $765 million term loan B, issued on May 1, 2019, for financing on the Cordillera and Nexstar/Tribune television station acquisitions. Our debt had required principal payments of just over $7.9 million in the first nine months of 2020 and will have required payments of $2.7 million for the remainder of 2020.

In November 2020, our Board of Directors authorized a debt repurchase program pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our 2025 Senior Notes, 2027 Senior Notes, or any indebtedness incurred from the financing of the pending ION Media acquisition. The authorization permits an aggregate principal amount reduction of up to $500 million if the pending ION Media acquisition closes or up to $100 million if the pending acquisition fails to close. The authorization expires on March 1, 2023.

We paid quarterly dividends of 5 cents per share, totaling $12.4 million and $12.3 million in 2020 and 2019, respectively.

In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares, which expired on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during the first nine months of 2020 as the Company has temporarily suspended share buybacks. During the first nine months of 2019, we repurchased $0.6 million of shares.

On September 23, 2020, we entered into an Agreement and Plan of Merger to buy national broadcast network ION Media for $2.65 billion. The transaction will be financed with cash on hand, $1.85 billion of secured and unsecured debt, and a $600 million preferred equity investment in Scripps by Berkshire Hathaway. Under the terms of the preferred equity investment, we will be prohibited from paying dividends on and purchasing our common shares until all preferred shares are redeemed.

Other
We are required to contribute an additional $2.9 million to fund our qualified defined benefit pension plan in order to meet our 2020 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides a provision to defer 2020 pension contributions until January 1, 2021. We did not choose to delay the payment of 2020 pension contributions with respect to this permitted CARES Act provision.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior unsecured notes, due in 2025	400,000	391,000	400,000	409,000
Senior unsecured notes, due in 2027	500,000	485,015	500,000	525,000
Term loan, due in 2024	291,000	282,634	293,250	293,617
Term loan, due in 2026	753,563	738,492	759,272	763,547
Long-term debt, including current portion	$1,944,563	$1,897,141	$1,952,522	$1,991,164

Financial instruments subject to market value risk:
Investments held at cost	$4,708	(a)	$4,405	(a)

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