Form 10-K
period 2020-12-31
E.W. SCRIPPS Co
filed 2021-02-26
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2020     OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $8.75 per share closing price for such stock on June 30, 2020, was approximately $488,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2021, there were 69,815,084 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2021 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2020

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
We are a 142-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of local television stations and their associated digital media products. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. We operate national brands including next-generation national news network Newsy; five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery - that make up the Katz networks; and Triton, a global leader in digital audio technology and measurement services. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. For a full listing of our outlets, visit http://www.scripps.com.

We completed the acquisition of ION Media Networks, Inc. (“ION”) on January 7, 2021, for $2.65 billion. ION is a national broadcast television network that delivers popular crime and justice procedural programming to more than 100 million U.S. homes through its over-the-air broadcast and pay TV platforms. To comply with ownership rules of the Federal Communications Commission, we simultaneously divested 23 of ION's television stations, which were purchased by INYO Broadcast Holdings, LLC upon completion of the acquisition. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. As a result of the acquisition and related divestitures, ION's programming is delivered through 48 owned and operated stations and 63 independent ION affiliated stations.

The acquisition of ION enables us to create a full-scale national television networks business. By combining ION with the Katz networks and Newsy, the new Scripps Networks will reach nearly every American through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates’ markets. Our five Katz networks air on digital subchannels on our and other broadcasters stations.

The ION transaction was financed with a combination of cash, debt financing and preferred equity financing, including Berkshire Hathaway's $600 million preferred equity investment in Scripps. Berkshire Hathaway did not receive any board seats or other governance rights with the preferred equity investment. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.
During 2020, we also reached an agreement to sell our Stitcher podcast business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020.

During the first quarter of 2021, our Board of Directors approved the sale of our Triton business. On February 16, 2021, we signed a definitive agreement to sell the business for $230 million. The transaction is expected to close in the second quarter of 2021 upon satisfaction of normal and customary closing conditions and regulatory approval.

Financial information for each of our business segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

LOCAL MEDIA
Our Local Media segment is comprised of our 61 local broadcast television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Our television station group reaches approximately 25% of the nation’s television households and included 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also had 12 CW affiliates - four on full power stations and eight on multicast; two MyNetworkTV affiliates; three independent stations and 10 additional low power stations.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to balance syndicated programming with original programming that we control. We believe this strategy improves our Local Media division's financial performance. Original shows we produce ourselves or in partnership with others include:
•The List, an Emmy-award winning infotainment show, is available in 41 markets reaching viewers in approximately 34 percent of the country.
•The Race is a weekly show that focuses on the issues impacting Americans as we face a quickly changing economy and nation. We travel coast to coast talking to Americans about their lives. It is real people talking about real issues. This show is available in more than 50 markets.
•RightThisMinute is a daily entertainment program featuring consumer-generated viral videos. RightThisMinute reaches nearly 95 percent of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank (1)	Stations in Market (2)	Station Rank in Market (3)	Percentage of U.S. Television Households in Mkt (4)	Average Audience Share (5)

KNXV-TV	Phoenix, Ch. 15	ABC/15	2022	2022	11	13	3	1.8%	5
KASW -TV	Phoenix, Ch. 61	CW/27	2021	2022	11	13	11	1.8%	1
WFTS-TV	Tampa, Ch. 28	ABC/29	2022	2021	13	13	4	1.7%	4
WMYD-TV	Detroit, Ch. 20	MY/21	2021	2021	15	10	7	1.5%	1
WXYZ-TV	Detroit, Ch. 7	ABC/41	2022	2021	15	10	2	1.5%	8
KMGH-TV	Denver, Ch. 7	ABC/7	2022	2022	16	12	3	1.5%	5
KCDO-TV	Denver, Ch. 3	Ind/3	N/A	2022	16	12	N/A	1.5%	N/A
WSFL-TV	Miami, Ch. 39	CW/27	2021	2021	18	14	10	1.4%	1
WEWS-TV	Cleveland, Ch. 5	ABC/15	2022	2021	19	9	2	1.3%	7
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2022	2021	25	9	4	1.0%	4
KGTV-TV	San Diego, Ch. 10	ABC/10	2022	2022	27	12	3	0.9%	5
WMAR-TV	Baltimore, Ch. 2	ABC/38	2022	2028	28	10	4	0.9%	3
WTVF-TV	Nashville, Ch. 5	CBS/25	2021	2021	29	11	1	0.9%	12
KSTU-TV	Salt Lake City, Ch. 13	FOX/28	2022	2022	30	12	3	0.9%	6
KMCI-TV	Kansas City, Ch. 38	Ind./41	N/A	2022	34	12	8	0.8%	1
KSHB-TV	Kansas City, Ch. 41	NBC/42	2021	2022	34	12	4	0.8%	5
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2022	2021	36	9	3	0.8%	6
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2021	2021	37	13	3	0.8%	6
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2021	2021	39	9	1	0.7%	8
WHDT-TV	W. Palm Beach, Ch. 9	Ind/34	N/A	2021	39	9	N/A	0.7%	N/A
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2022	2022	40	13	4	0.7%	4
WXMI-TV	Grand Rapids, Ch. 17	FOX/19	2022	2021	41	8	3	0.6%	5
WGNT-TV	Norfolk, Ch. 27	CW/50	2021	2028	46	8	5	0.6%	2
WTKR-TV	Norfolk, Ch. 3	CBS/40	2022	2028	46	8	2	0.6%	8
WKBW-TV	Buffalo, Ch. 7	ABC/38	2022	2023	53	8	3	0.5%	5
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2022	2021	54	14	4	0.5%	4
WTVR-TV	Richmond, Ch. 6	CBS/25	2022	2028	56	9	1	0.5%	8
KJRH-TV	Tulsa, Ch. 2	NBC/8	2021	2022	61	11	4	0.5%	4
WLEX-TV	Lexington, Ch. 18	NBC/39	2021	2021	63	8	2	0.4%	9
KWBA-TV	Tucson, Ch. 58	CW/44	2021	2022	64	12	7	0.4%	1
KGUN-TV	Tucson, Ch. 9	ABC/9	2022	2022	64	12	3	0.4%	5
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2021	2021	69	9	4	0.4%	3
WACY-TV	Green Bay/Appleton, Ch. 32	MY/27	2021	2021	69	9	7	0.4%	1
KMTV-TV	Omaha, Ch. 3	CBS/45	2022	2022	72	9	4	0.4%	5
KOAA-TV	Colorado Springs, Ch.5	NBC/42	2021	2022	82	11	3	0.3%	7
KXXV-TV	Waco, Ch.25	ABC/26	2022	2022	83	7	1	0.3%	5
KIVI-TV	Boise, Ch. 6	ABC/24	2022	2022	101	9	3	0.3%	5
WTXL-TV	Tallahassee, Ch. 27	ABC/27	2022	2021	108	9	2	0.2%	5
WSYM-TV	Lansing, Ch. 47	FOX/38	2022	2021	115	8	4	0.2%	3
KSBY-TV	San Luis Obispo, Ch. 6	NBC/15	2021	2022	121	11	1	0.2%	9
KATC-TV	Lafayette, Ch. 3	ABC/28	2022	2021	122	9	2	0.2%	8
KERO-TV	Bakersfield, Ch. 23	ABC/10	2022	2022	125	11	3	0.2%	4
KRIS-TV	Corpus Christi, Ch. 6	NBC/13	2021	2022	130	12	2	0.2%	8
KPAX-TV	Missoula, Ch. 8	CBS/7	2021	2022	161	6	1	0.1%	9
KTVQ-TV	Billings, Ch. 2	CBS/10	2021	2022	167	7	1	0.1%	12
KXLF-TV	Butte-Bozeman, Ch. 4	CBS/5	2021	2022	185	6	1	0.1%	11
KRTV-TV	Great Falls, Ch. 3	CBS/7	2021	2022	192	6	1	0.1%	11
KTVH-TV	Helena, Ch. 12	NBC/12	2021	2022	205	6	2	—%	7

All market and audience data is based on the October 2020 Nielsen survey and 2021 Nielson HH Universe Estimates. Share includes live viewing plus 7 days of viewing on DVR.

(1)Market rank represents the relative size of the television market in the United States.
(2)Stations in Market represents stations within the Designated Market Area per the Nielsen survey excluding public broadcasting stations, satellite stations, and low-power stations, including filtering out spill from other markets.
(3)Station Rank in Market is based on Average Share as described in (5).
(4)Percentage of U.S. Television Households in Market represents the number of U.S. television households in Designated Market Area as a percentage of total U.S. television households.
(5)Average Audience Share represents the number of television households tuned to a specific station from 6 a.m. to 2 a.m. Monday-Sunday, as a percentage of total viewing households in the Designated Market Area.

Historically, we have been successful in renewing our FCC licenses.

Revenue cycles and sources

Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast spots, as well as digital and OTT advertising. Our core advertising revenues accounted for 41% of our Local Media segment’s revenues in 2020. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) or other advocacy groups. Political advertising revenues were 18% of our Local Media segment's revenues in 2020.

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

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 39% of our Local Media segment's revenues in 2020. The MVPDs are cable operators, telecommunication companies and satellite carriers who pay us to offer our programming to their customers. We renegotiated three key retransmission consent contracts in 2020. Additionally, our agreement with Comcast reset, and for those stations we owned prior to 2019, we began to receive retransmission fees for which we had historically received little to no compensation. We also receive fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now. The fees we receive from our retransmission consent agreements are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
Expenses
Employee costs accounted for 43% of our Local Media segment's costs and expenses in 2020.
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

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 39% of our Local Media segment's costs and expenses in 2020.

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
FCC regulations govern the ownership of television stations, and the agency is required by statute to periodically review these rules. In November 2017, the FCC adopted significant changes to its local television ownership rules, but late in 2019 a reviewing court vacated these changes. Accordingly, the FCC’s relaxation of the television “duopoly rule” that generally restricts an applicant from owning or controlling more than one television station (or in some markets under certain conditions, more than two television stations) in the same market is no longer in effect. In particular, that rule’s requirement that eight independent local television station “voices” should remain after any merger and the prohibition against common ownership of two of the four most-viewed stations in a market have been reinstated. Prior to the court’s vacating this rule change, Scripps was permitted to acquire two stations that were in the “top-four” at the time--Stations WTKR and WGNT in the Norfolk-Portsmouth-Newport News, VA market. While the reviewing court also rejected the FCC’s determination that stations in joint advertising sales agreements should not be treated as if they were under common ownership, stations already in such joint sales agreements enjoy a congressionally directed “grandfathered” status that permits continuation of these arrangements. Stations

WSYM-TV, Lansing, Michigan, and KRIS-TV, Corpus Christi, Texas, are parties to such joint advertising agreements. These court-ordered rule changes remain subject to further judicial review.
With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in that year, the FCC reinstated the 50% discount applied to the number of households deemed covered by UHF television stations, and the new notice expressly addresses whether to retain this distinction for UHF. This proceeding remains open. Scripps' recent acquisition of ION brought the Company's national audience reach to 38.9% of television households.
In December 2018, the FCC began another of its statutorily required reviews of its multiple ownership rule, including a broad review of whether all the current local radio and television rules continue to serve the public interest. This proceeding remains open.
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
In order to provide additional spectrum for mobile broadband and other services, the FCC in 2017 conducted an incentive spectrum auction in which some television broadcasters agreed to voluntarily give up spectrum in return for a share of the auction proceeds. No Scripps station went off-air or relinquished a UHF-band allocation for a VHF-band allocation as a result of the auction, but many of Scripps' full-power, Class A, and low-power and translator stations relocated to new channels in the reduced broadcast spectrum band. All Scripps stations completed this transition timely.

Broadcasters are currently beginning to deploy a new voluntary digital television standard, ATSC 3.0. This Internet-protocol based transmission system permits television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 are required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0 “host” station. This “simulcasting” requirement will sunset in July 2023, unless extended by the FCC. Scripps stations in several markets are operating with the new transmission system.

The FCC remains committed to permitting increased non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In connection with the auction process, the FCC announced that it might further reduce the spectrum available for television broadcasting by reserving a 6 MHz channel in each market for non-broadcast, unlicensed services (including wireless microphones). The reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations may not be able to find space to operate in the reduced band and they enjoy only “secondary” status that offers no protection from interference caused by a full-power station. We cannot predict the effect of these proceedings on our offering of digital television service or our business.

Full-power broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite carriers, upon request, are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station, and satellite carriers cannot carry a broadcast station without its consent. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite carriers for both our network-affiliated stations and our independent stations. Prior to the Company’s recent acquisition of ION, only two Scripps stations elected “must-carry” status, but all 48 ION stations rely on “must carry” to ensure carriage.

The Commission continues to accept comments in connection with proceedings first opened in 2010 to reexamine the standards that govern retransmission consent negotiations and the obligation of parties to negotiate in “good faith.” We cannot predict the outcome of these proceedings or their possible impact on the Company.

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

NATIONAL MEDIA

In 2020, our National Media segment represented our collection of national and international businesses including Katz, Newsy and Triton. These businesses compete on emerging platforms and in marketplaces where there is significant growth in both audience and revenue, such as over-the-top (OTT) and over-the-air (OTA) video and digital audio. OTT refers to the delivery of content over the internet which can be accessed through apps on internet-connected devices such as set-top boxes (such as Roku or Apple TV), smartphones, smart TVs and tablets. OTA content can be viewed using antennas or through a cable subscription. Digital audio is on-demand, streaming music or spoken-word programming that can be accessed by consumers through web, mobile and OTT platforms.
Katz

Katz operates five national multicast networks — Bounce, Grit, Laff, Court TV and Court TV Mystery. The networks are primarily broadcast over-the-air on local broadcasters' digital sub-channels, but they are also available for cable, satellite and over-the-top carriage. Each of the networks is a fast-growing, audience-targeted national broadcast network. Bounce programming is aimed at African-Americans; Grit airs western movies and series targeted to men; Laff airs classic, well-loved comedies; Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials; and Court TV Mystery targets women with programming anchored in true-crime. Each network reaches approximately 90 percent or more of all U.S. households as reported by Nielsen. The networks capitalize on the growing audience consuming over the air broadcast programming. Over the past 10 years, over the air viewership has increased from 9% to 15% of households.
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

Newsy

Newsy is our national news network focused on bringing, to a younger audience, perspective and analysis on world and national news, including politics, entertainment, science and technology. Newsy's cable programming lineup includes eight hours of daily live news coverage consisting of shows such as the evening newsmagazine “The Why,” the morning show “The Day Ahead,” and the newsmaker spotlight program “In The Loop.” Newsy also produces investigative reports and documentaries.

Newsy is distributed to more than 6 million subscribers on platforms providing over-the-top (OTT) television service, including Fubo, YouTube TV, Sling TV and Philo. We also have agreements with cable and satellite operators, including Comcast, Spectrum, Dish and Verizon, to carry Newsy to more than 29 million subscribers. We expect continued investment in Newsy as we look to increase distribution and enhance our content.

Newsy earns revenue from the sale of advertising on the platforms on which it is distributed. It also receives carriage fees from cable providers who pay us to offer our programming to their customers. The revenue we receive is based on the number of subscribers who receive the programming and the contracted rate per subscriber.

Triton

Operating in more than 50 countries, Triton is a global leader in digital audio technology and measurement services, serving the growing digital audio marketplace. Triton provides innovative technology that enables broadcasters, podcasters and online music services to build their audience, maximize their revenue and streamline their operations. Triton’s technology is trusted by many of the biggest names in digital audio, including iHeart, Entercom, Cumulus, Beasley, One Media Sales (Netherlands), Prisa (Spain), Mediacorp (Singapore) and Karnaval (Turkey).

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

Employees and Human Capital Resource Management

Scripps operates under the fundamental philosophy that people are our most valuable asset. Identifying quality talent is at the heart of everything we do and our business success is dependent upon our ability to attract, develop and retain highly qualified employees. The Company’s core values of courage, compassion, excellence, fairness, integrity and respect establish the foundation on which the culture is built and represent the key expectations we have of our employees. We believe our culture and commitment to our employees help us attract and retain our qualified talent, while simultaneously providing significant value to Scripps and its shareholders.

Employees

As of December 31, 2020, we had approximately 5,400 full-time equivalent employees, of whom approximately 4,500 were with Local Media and 600 with National Media. Various labor unions represent approximately 413 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

COVID-19

During the first quarter of 2020, an outbreak of the coronavirus that causes the disease COVID-19 was declared a pandemic by the World Health Organization. As the United States began to combat the crisis, Scripps identified three priorities to guide its actions, the first of which was to protect the health and well-being of its employees. By mid-March, we had transitioned nearly all of our employees out of our workplaces without the interruption of news programming or other media delivery. We continue to provide employees with flexible working arrangements.

Additionally, the Company's philanthropic organization, The Scripps Howard Foundation, created a fund to give aid to qualified Scripps employees adversely affected by the COVID-19 crisis. The Company made a donation to this employee relief fund equal to the amount of voluntary salary reductions from the senior leadership team and fee reductions from members of the Company’s board of directors. Members of the Scripps family also contributed significantly to the fund. Through year-end, the fund has disbursed about $1.3 million to provide more than 800 employees up to $2,000 each for needs caused by the pandemic, such as food and basic household supplies, housing-related assistance, and childcare or eldercare costs.

Equity, Diversity and Inclusion

Scripps is committed to an equitable, diverse and inclusive workplace that reflects the communities where we live, work and play. Our overarching Equity, Diversity and Inclusion (EDI) strategy focuses on building awareness of the importance of EDI in our workplaces and communities, empowering leaders to employ EDI practices in their business units or reporting structures, and tracking its equity, diversity and inclusion efforts, which culminates in regulatory reporting (Equal Employment Opportunity-1 reports), divisional analysis and regular reports to the Company’s Board of Directors.

Leading Scripps’ diversity, equity and inclusion strategies across the enterprise is a chief diversity officer. She and her team partner with business and human resources leaders across the Company to develop and implement the EDI strategy as well as action plans that continually evolve Scripps’ EDI commitment. The components of these plans include:

•EDI Strategic Premise: Scripps’ equity, diversity and inclusion strategy will support the Company’s continued evolution by maximizing the potential of our diverse workforce, leading to better business results.

•EDI Vision: Transforming our business and the communities where we live, work and play by acknowledging, incorporating and uplifting our increasingly diverse world.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining, and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay, including base salary, bonus, commissions and merit increases, which vary across the business. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our merit-based culture and to attract, retain and motivate our key leaders.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance and term life insurance. Additionally, we offer a 401(k) Defined Contribution Plan and Deferred Compensation Plan to certain employees. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

Commitment to Values and Ethics

Along with our core values, we demonstrate a commitment to operate at the highest ethical standards by enforcing the principles in Scripps’ Code of Conduct, which is applicable to all employees and sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics related to accounting and auditing matters, antitrust activity, confidentiality and privacy, conflict of interest, discrimination or harassment, diverting of product or business activity, embezzlement, employee relations, falsification of contracts, reports or records, gifts or entertainment, improper supplier or contractor activity, leadership or management issues, securities law violations, sexual harassment, substance abuse, theft, and unsafe working conditions, among other things. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also establishes a means for employees to submit confidential and anonymous reports of suspected or alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited. Additionally, the Company has in place a Code of Business Conduct and Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We also require our journalists to read and sign our Journalism Code of Ethics, and we provide Social Media Guidelines that help our employees understand how to protect the reputations of themselves and the Company on social media platforms.

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of Scripps to meet the needs of various roles, specialized skill sets and departments across the Company. We use certain employee turnover rates in assessing our employee programs to ensure that they are structured to instill high levels of employee tenure, low levels of voluntary turnover and optimal productivity and performance across our workforce. Additionally, we have implemented an improved performance evaluation program that adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; daily company social media postings; an annual all-employee awards program; employee engagement surveys; and, during the work-from-home environment due to the global pandemic, regular town hall meetings with the CEO and other executives.

Item 1A.	Risk Factors
For an enterprise as large and complex as ours, a wide range of factors could materially affect future developments and performance. The most significant factors affecting our operations include the following:

Risks Related to Our Businesses

The COVID-19 pandemic has materially affected how we, our vendors and our customers are operating, and the extent to which this pandemic will impact our future results of operations and overall financial condition remains uncertain.

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

The duration of the pandemic and the extent of the impact on us and others depend on future developments out of our control that are unknown at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of vaccination programs and containment actions, the pace of development of cures or vaccines, and the impact of these and other factors on our business, employees, vendors and customers. Any of these factors could exacerbate other risks and uncertainties disclosed in and incorporated by reference into this offering memorandum and could materially adversely affect our business, financial condition and/or results of operations.

We expect to derive the majority of our revenues from advertising spending, which is affected by numerous factors. Declines in advertising revenues will adversely affect the profitability of our business.
The demand for advertising is sensitive to a number of factors, both locally and nationally, including the following:
•The advertising and marketing spending by customers can be subject to seasonal and cyclical variations and is likely to be adversely affected during economic downturns.

•Programming and content offered by our businesses may not achieve desired ratings or may decline in popularity with its audience.

•Audiences continue to fragment in recent years as the broad distribution of cable and satellite television and the growth in over-the-top streaming services have greatly increased the options available to the public for accessing audio and video programming, including live sports. Continued fragmentation of audiences, and the growth of internet programming and streaming services, could adversely impact advertising rates, which will reflect the size and demographics of the audience reached by advertisers through our media businesses.

•Television advertising revenues in even-numbered years benefit from political advertising, which is affected by campaign finance laws, as well as the competitiveness of specific political races in the markets where our television stations operate.

•Continued consolidation and contraction of local advertisers in our local markets could adversely impact our operating results, given that we expect the majority of our advertising to be sold to local businesses in our markets.

•Television stations have significant exposure to advertising in the automotive, retail and services industries. Our national networks have significant exposure to advertising in the pharmaceutical, food and beverage, and retail industries. Advertising within these industries may decline and we may not be able to secure replacement advertisers.

•Several national advertising agencies are employing an automated process known as “programmatic buying” to gain efficiencies and reduce costs related to buying advertising. Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation of a programmatic model or other similar solution, where automation replaces existing pricing and allocation methods, could turn advertising inventory into a price-driven commodity. These automated solutions could reduce the value of relationships with advertisers as well as result in downward pricing pressure.

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
ION's broadcast stations are carried by cable and satellite operators in their local television markets pursuant to the FCC’s “must carry” rules. Additionally, in certain of our markets, our national networks are carried by local television broadcasters and cable and satellite operators pursuant to negotiated carriage agreements. These contracts typically require us to make fixed fee payments and generally have three to five-year terms.

There is no assurance that we will be able to reach network affiliation or carriage agreements in the future. The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of a network affiliation would require us to obtain replacement programming, which may not be as attractive to target audiences and could result in lower advertising revenues. In addition, loss of any of the "Big 4" network affiliations would result in materially lower retransmission revenue. The loss of carriage agreements for our national networks would reduce our advertising revenues and affect our profitability.
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

We make investments in television programming ("content") in advance of knowing whether that particular content will be popular enough for us to recoup our costs. Additionally, if costs to acquire this content increase or this content becomes more difficult to obtain, our operating results may be adversely affected.

We incur significant costs for the purchase of television programming. We may have to purchase content several years in advance or enter into multi-year agreements, resulting in the commitment of significant costs in advance of knowing whether the content will be popular with its audience. If this acquired content is not sufficiently popular among audiences in relation to the cost we invest in the content, or if we need to replace content that is performing poorly, we may not be able to produce enough revenue to recover our costs. Additionally, increased competition for content from entrants into the market and the exclusive use of content on streaming services owned by content creators could reduce content availability or increase our content costs. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

Our television stations will continue to be subject to government regulations which, if revised, could adversely affect our operating results.
•Pursuant to FCC rules, local television stations must elect every three years to either (1) require cable operators and/or direct broadcast satellite carriers to carry the stations’ over-the-air signals or (2) enter into retransmission consent negotiations for carriage. At present, all but two of our stations have retransmission consent agreements with cable operators and satellite carriers. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less-favorable terms, our ability to compete effectively may be adversely affected.

•If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect operations. If the FCC fails to renew any of these licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue potential.

•As also discussed under Federal Regulation of Broadcasting, the FCC has adopted broadcasters’ proposal to permit the voluntary use of a new digital television transmission standard, ATSC 3.0, that is incompatible with the existing standard. Much uncertainty exists concerning the costs, benefits, and public acceptance of the services expected to become possible under this new standard, and television stations could be adversely affected by moving either too quickly or too slowly towards its adoption.

•The FCC and other government agencies are continually considering proposals intended to promote consumer interests. New government regulations affecting the television industry could raise programming costs, restrict broadcasters’ operating flexibility, reduce advertising revenues, raise the costs of delivering broadcast signals, or otherwise affect operating results. We cannot predict the nature or scope of future government regulation or its impact on our operations.

Acquisitions involve risks and, if said risks are not managed effectively, our operating results could be negatively affected.
During 2019, we acquired 27 television stations through multiple transactions for total cash consideration of $1.2 billion and we acquired the ION national television network on January 7, 2021 for cash consideration of $2.65 billion. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures, facilities and systems, which could have a material adverse effect on our results of operations. Additionally, our revenues and profitability could be adversely affected if we are unable to implement effective cost controls, achieve expected synergies, or increase revenues as a result of these acquisitions. Acquisitions can result in unexpected liabilities and potentially divert management’s attention from the operation of our business.
We may evaluate strategic acquisitions in the future, and there are various risks associated with an acquisition strategy.
We have pursued and may selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be able to identify other attractive acquisition targets or some of our competitors may have greater financial or managerial resources with which to pursue acquisition targets we may pursue. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and be unsuccessful in acquiring such targets.
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

We issued $600 million in preferred shares as part of our financing of the January 7, 2021 ION acquisition, the terms of which restrict us from undertaking certain actions while such preferred shares are outstanding.

Berkshire Hathaway Inc. (“Berkshire Hathaway”) provided $600 million of financing for the ION acquisition in exchange for Series A Preferred Shares of the Company. The preferred shares are redeemable at the option of Scripps beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as Scripps pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the rest of time that the preferred shares are outstanding. Under the terms of the preferred shares, Scripps will be subject to certain restrictions, including being prohibited from paying dividends on and purchasing its common shares until all preferred shares are redeemed. While the preferred shares are outstanding, we may also not issue any additional preferred shares or any shares of any other series of preferred without the consent of the holders of a majority of the preferred shares. These restrictions may limit our flexibility to pursue other strategic opportunities.

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

The price and trading volume of our Class A Common shares may be volatile and subject to fluctuation. Some of the factors that could cause fluctuation in the stock price or trading volume of Class A Common shares include:

•general market and economic conditions and market trends, including in the television broadcast industry, the national media marketplace and the financial markets generally;

•the political, economic and social situation in the United States;

•variations in quarterly operating results;

•inability to meet revenue forecasts;

•announcements by us or competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

•adoption of new accounting standards affecting the media industry;

•operations of competitors and the performance of competitors’ common stock;

•litigation and governmental action involving or affecting us or our subsidiaries;

•changes in financial estimates and recommendations by securities analysts;

•recruitment of key personnel;

•purchases or sales of blocks of our Class A Common shares;

•operating and stock performance of companies that investors may consider to be comparable to us; and

•changes in the regulatory environment, including rulemaking or other actions by the FCC.

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

As of December 31, 2020, we and the guarantors had approximately $2.99 billion in aggregate principal amount of outstanding indebtedness (excluding intercompany debt), approximately $1.4 billion of which constituted senior unsecured debt (including the Senior Notes), and $1.59 billion of which constituted senior secured debt (including the senior secured notes, and $1.04 billion aggregate principal amount of term loans under our Credit Agreement). We have the ability to incur up to $210 million of indebtedness under our Credit Agreement all of which is secured indebtedness, effectively ranking senior to the unsecured senior notes to the extent of the value of the assets securing such indebtedness.

Our outstanding debt could have the following consequences:

•require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;
•place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;
•make us more vulnerable to economic downturns and adverse industry conditions and limit our flexibility to plan for, or react to, changes in our business or industry;

•limit our ability to obtain additional financing required to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and
•make it more difficult for us to satisfy our financial obligations, including those relating to the senior notes.

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

The agreements governing our various debt obligations, including the indenture that governs the senior notes and the agreements governing our Credit Agreement, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions, subject to certain limitations, on our ability to, among other things:
•incur additional debt;
•declare or pay dividends, redeem stock or make other distributions to stockholders;
•make investments or acquisitions;
•create liens or use assets as security in other transactions;
•issue guarantees;
•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•engage in transactions with affiliates; and
•purchase, sell or transfer certain assets.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates may increase in the future. If the London Interbank Offered Rate were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations, including making payments on the notes, would decrease. Additionally, upon the incurrence of certain indebtedness under our Credit Agreement, the interest rates on our existing term loans would increase.

The phase-out of LIBOR could affect interest rates under our Senior Secured Credit Facilities.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. LIBOR is used as the reference rate for Euro currency borrowings under our Credit Agreement. If LIBOR ceases to exist, the administration agent under our Credit Agreement has the authority to select a benchmark replacement index and adjustment margins and, as such, the interest rate on Euro currency borrowings under our Credit Agreement may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our interest expense, results of operations, and cash flow.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our principal executive offices in a building located at 312 Walnut Street, Cincinnati, OH 45202.
We own or lease the facilities and equipment used by our television stations. We own, lease or co-own with other broadcast television stations, the towers used to transmit our television signals.
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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	46	President and Chief Executive Officer (since August 2017); Chief Operating Officer (November 2016 to August 2017); Senior Vice President, Digital (February 2013 to November 2016)
Jason Combs	44	Executive Vice President and Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
Lisa A. Knutson	55	Executive Vice President, National Networks (since January 2021); Executive Vice President, Chief Financial Officer (October 2017 to January 2021); Executive Vice President, Chief Strategy Officer (August 2017 to October 2017); Senior Vice President, Chief Administrative Officer (2011 to 2017)
William Appleton	72	Executive Vice President, General Counsel (since August 2017); Senior Vice President, General Counsel (July 2008 to August 2017)
Brian G. Lawlor	54	President, Local Media (since August 2017); Senior Vice President, Broadcast (January 2009 to August 2017)
Laura M. Tomlin	45	Executive Vice President, Chief Administrative Officer (since January 2021); Executive Vice President, National Media (November 2019 to January 2021), Senior Vice President, National Media (2017 to 2019); Vice President, Digital Operations (2014 to 2017)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2020, there were approximately 11,000 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.

In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under this program during the fourth quarter of 2020.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2015, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative return of the Standard & Poor’s Composite-500 Stock Index and an Index based on a peer group of media companies.

We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. The companies that comprise our Peer Group Index are Nexstar Media Group, TEGNA, Sinclair Broadcast Group and Gray Television. The Peer Group Index is weighted based on market capitalization.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

The E.W. Scripps Company	$100.00	$101.74	$82.26	$83.90	$84.85	$84.14
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group Index	100.00	92.86	108.38	91.82	134.29	123.36

Item 6.	Selected Financial Data
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
The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Shareholders.

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
Documents filed as part of this report:

(a)The consolidated financial statements of The E.W. Scripps Company are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 26, 2021, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Purchase agreement dated as of October 27, 2018, among Cordillera Communications, LLC and Scripps Media, Inc. with respect to the acquisition of certain subsidiaries of Cordillera Communications, LLC	8-K	001-10701	2.1	10/27/2018
2.02	Asset Purchase Agreement by and among Nexstar Media Group, Inc., Scripps Media, Inc. and Scripps Broadcasting Holdings, LLC dated as of March 20, 2019	8-K	001-10701	2.1	3/20/2019
2.03	Asset Purchase Agreement by and between 10 Salem Media LLC and The E.W. Scripps Company, and its wholly-owned subsidiary, Scripps Media, Inc. and its wholly-owned subsidiaries 90028 Media, LLC, The Midroll LLC, Subscription on Demand Audio, LLC, and Earwolf Media, LLC dated as of July 10, 2020	8-K	001-10701	2.1	10/16/2020
2.04	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
3.04	Amendment to Articles of Incorporation	8-K	001-10701	4.2	1/4/2021
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of May 6, 2019)	10-K	001-10701	10.01	12/31/2019
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.04	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.05	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	10-K	001-10701	10.05	12/31/2019
10.06	Amended and Restated Scripps Family Agreement dated May 19, 2015	SC 13D	005-43473	2	6/5/2015
10.07	Amendment No. 1 to Amended and Restated Scripps Family Agreement	10-Q	000-16914	10.1	3/31/2017
10.08	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.09	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.10	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	12/19/2019
10.11	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.12	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.13	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.14	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.15	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.16	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019 and the Sixth Amendment, dated as of January 7, 2021)	8-K	001-10701	10.1	1/4/2021
10.17	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
10.18	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
10.19	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
10.20	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.2	9/23/2020
10.21	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*

101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 26, 2021	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 26, 2021.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Jason Combs	Executive Vice President and Chief Financial Officer
Jason Combs

/s/ Daniel W. Perschke	Vice President, Controller
Daniel W. Perschke	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Richard A. Boehne	Chairman of the Board of Directors
Richard A. Boehne

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Wonya Y. Lucas	Director
Wonya Y. Lucas

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Kim Williams	Director
Kim Williams

The E.W. Scripps Company

Selected Financial Data
Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2020 (1)	2019 (1)	2018 (1)	2017 (1)	2016 (1)

Summary of Operations (2)
Total operating revenues	$1,857	$1,351	$1,157	$846	$854
Income (loss) from continuing operations before income taxes	209	1	93	(29)	97
Income (loss) from continuing operations, net of tax	154	(2)	70	(10)	62
Depreciation and amortization of intangible assets	(107)	(84)	(61)	(53)	(52)

Per Share Data
Income (loss) from continuing operations — diluted	$1.83	$(0.02)	$0.85	$(0.11)	$0.73
Cash dividends	0.20	0.20	0.20	—	—

Market Value of Common Shares at December 31
Per share	$15.29	$15.71	$15.73	$15.63	$19.33
Total	1,250	1,272	1,269	1,276	1,585

Balance Sheet Data
Total assets	$4,859	$3,562	$2,130	$2,130	$1,736
Long-term debt (including current portion)	2,992	1,953	696	702	396
Equity	1,163	898	926	937	946
Notes to Selected Financial Data
As used herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Scripps,” “Company,” “we,” “our,” or “us” may, depending on the context, refer to The E. W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
The statement of operations and cash flow data for the five years ended December 31, 2020, and the balance sheet data as of the same dates have been derived from our audited consolidated financial statements. All per-share amounts are presented on a diluted basis.

(1)	We have completed the following acquisitions over the last five years. Operating results for the acquired entities are included for periods after the respective acquisition dates.

2020 — On November 20, 2020, we acquired the television station KCDO in the Denver, Colorado market. Included in the sale was KSBS-CD, a lower power translator of KCDO.

2019 — On January 1, 2019, we acquired three television stations owned by Raycom Media. On May 1, 2019, we acquired 15 television stations from Cordillera Communications, LLC. On June 10, 2019, we acquired Omny Studio. On September 19, 2019, we acquired eight television stations from the Nexstar Media Group, Inc. transaction with Tribune Media Company.

2018 — On November 30, 2018, we acquired Triton Digital Canada, Inc.

2017 — On October 2, 2017, we acquired the Katz networks.

2016 — On April 12, 2016, we acquired Cracked.
(2)	The five-year summary of operations excludes the operating results of the following entities and the gains (losses) on their divestiture as they are accounted for as discontinued operations:

–On October 16, 2020, we completed the sale of our Stitcher podcasting business.

–During the fourth quarter of 2018, we completed the sale of our radio station group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The consolidated financial statements and notes to consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2019 and 2018, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2019 Form 10-K (as adjusted retrospectively to reflect the impact of accounting for our Stitcher business as discontinued operations in the Current Report on Form 8-K filed on October 16, 2020).

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. We operate national brands including next-generation national news network Newsy; five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery - that make up the Katz networks; and Triton, a global leader in digital audio technology and measurement services. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

We completed the acquisition of ION Media Networks, Inc. (“ION”) on January 7, 2021, for $2.65 billion. ION is a national broadcast television network that delivers popular crime and justice procedural programming to more than 100 million U.S. homes through its over-the-air broadcast and pay TV platforms. To comply with ownership rules of the Federal Communications Commission, we simultaneously divested 23 of ION's television stations, which were purchased by INYO Broadcast Holdings, LLC upon completion of the acquisition. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. As a result of the acquisition and related divestitures, ION's programming is delivered through 48 owned and operated stations and 63 independent ION affiliated stations.

The acquisition of ION enables us to create a full-scale national television networks business. By combining ION with the Katz networks and Newsy, the new Scripps Networks will reach nearly every American through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates’ markets. Our five Katz networks air on digital subchannels on our and other broadcasters stations.

The ION transaction was financed with a combination of cash, debt financing and preferred equity financing, including Berkshire Hathaway's $600 million preferred equity investment in Scripps. Berkshire Hathaway did not receive any board seats or other governance rights with the preferred equity investment. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.
During 2020, we also reached an agreement to sell our Stitcher podcast business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020.

During the first quarter of 2021, our Board of Directors approved the sale of our Triton business. On February 16, 2021, we signed a definitive agreement to sell the business for $230 million. The transaction is expected to close in the second quarter of 2021 upon satisfaction of normal and customary closing conditions and regulatory approval.

Since the first quarter of 2018, we have paid quarterly dividends of 5 cents per share. Dividends paid to shareholders of our common stock totaled $16.6 million in 2020, and $16.4 million in 2019 and 2018, respectively. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2020	Change	2019	Change	2018

Operating revenues	$1,857,478	37.4%	$1,351,399	16.8%	$1,157,362
Employee compensation and benefits	(572,282)	20.0%	(476,968)	26.7%	(376,436)
Programming	(530,785)	33.3%	(398,314)	26.6%	(314,586)
Impairment of programming assets	—		—		(8,920)
Other expenses	(324,429)	17.4%	(276,432)	18.2%	(233,936)
Acquisition and related integration costs	(18,678)		(26,304)		(4,124)
Restructuring costs	—		(3,370)		(8,911)
Depreciation and amortization of intangible assets	(107,155)		(84,344)		(60,711)
Gains (losses), net on disposal of property and equipment	(661)		1,692		(1,255)
Operating income	303,488		87,359		148,483
Interest expense	(92,994)		(80,596)		(36,184)
Defined benefit pension plan expense	(4,388)		(6,953)		(19,752)
Miscellaneous, net	2,914		1,194		123
Income from continuing operations before income taxes	209,020		1,004		92,670
Provision for income taxes	(55,456)		(2,917)		(22,781)
Income (loss) from continuing operations, net of tax	153,564		(1,913)		69,889
Income (loss) from discontinued operations, net of tax	115,769		(16,465)		(50,140)
Net income (loss)	269,333		(18,378)		19,749
Loss attributable to noncontrolling interest	—		—		(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$269,333		$(18,378)		$20,381

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
2020 compared with 2019

Operating revenues increased $506 million or 37% in 2020. Excluding the acquired stations, operating revenues increased 21% year-over-year. The increase was driven by an increase in political advertising revenue during this presidential election year, as well as an increase in retransmission revenue and growth in our National Media businesses. These increases more than offset the weakness in core advertising caused by political advertising displacement as well as weakened economic conditions that began toward the end of the first quarter, reflecting the impact of the COVID-19 pandemic, which negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter consolidated advertising revenues by about $10 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We have seen continued improvement since April in the advertising markets as economies began to reopen. We expect the advertising markets to continue to recover, but spending in our local markets for 2020 were below 2019 levels and we expect them to remain that way into 2021.

Employee compensation and benefits increased $95.3 million or 20% in 2020. Excluding the acquired stations, employee compensation and benefits increased 5.6% year-over-year. The year-over-year increase is primarily due to strong revenue performance driving higher bonus payments, the impact of bonus payments in lieu of annual merit increases, as well as expansion of our National Media group throughout 2019.

Programming expense increased $132 million or 33% in 2020. Excluding the acquired stations, programming expense increased 18% year-over-year due to higher network affiliation fees at our stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our National Media business, Katz.

Other expenses increased $48.0 million or 17% in 2020 compared to the prior year. Excluding the acquired stations, other expenses decreased 3% year-over-year. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in the areas of travel, entertainment and marketing.

Acquisition and related integration costs of $18.7 million in 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred for the ION transaction, which closed in January 2021.

Depreciation and amortization expense increased from $84.3 million in 2019 to $107 million in 2020 due to the acquired stations.

Interest expense increased in 2020 due to the issuance of a $765 million term loan in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 that contributed to the financing of the Cordillera and Nexstar-Tribune acquisitions. Interest expenses also decreased approximately $17.5 million in 2020, partially offsetting the increases in expense from higher year-over-year debt levels, reflecting lower LIBOR rates in 2020 compared to 2019. On December 30, 2020, we issued $550 million of senior secured notes and $500 million of senior unsecured notes, in order to fund the ION acquisition, that closed in January 2021.

The effective income tax rate was 26.5% and 291% for 2020 and 2019, respectively. State taxes, non-deductible expenses, excess tax benefits or expense on share-based compensation, tax settlements and changes in our reserves for uncertain tax positions impacted our effective rate. Our 2020 tax provision includes $1.0 million of excess tax expense and the 2019 tax provision included $0.6 million of excess tax benefits, in each case, related to the exercise and vesting of share-based compensation awards.

Discontinued Operations

Discontinued operations reflect the historical results of our held for sale Stitcher business as well as our radio operations. Our Stitcher business was sold on October 16, 2020 and was previously included in our National Media segment results. We closed on the sale of our Tulsa radio stations on October 1, 2018, closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018 and closed on the sales of our Boise and Tucson radio stations on December 12, 2018.

Discontinued operations in 2020 reflect a $139 million gain on divestiture for Stitcher, as well as, a contract termination charge the Stitcher business incurred that totaled $12 million. The gain on divestiture for Stitcher reflects a $10 million fair value estimate for contingent earnout consideration.

In 2018, results of discontinued operations included $25.9 million of non-cash impairment charges to write-down the goodwill of our radio business to fair value.

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
Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2020	Change	2019	Change	2018

Segment operating revenues:
Local Media	$1,475,392	44.2%	$1,022,805	11.5%	$917,480
National Media	378,218	16.9%	323,674	37.7%	235,107
Other	3,868	(21.4)%	4,920	3.0%	4,775
Total operating revenues	$1,857,478	37.4%	$1,351,399	16.8%	$1,157,362
Segment profit (loss):
Local Media	$431,398	98.0%	$217,885	(13.2)%	$251,119
National Media	62,538	44.9%	43,166	48.0%	29,168
Other	(3,196)	(19.2)%	(3,957)	7.5%	(3,680)
Shared services and corporate	(60,758)	5.8%	(57,409)	8.1%	(53,123)
Acquisition and related integration costs	(18,678)		(26,304)		(4,124)
Restructuring costs	—		(3,370)		(8,911)
Depreciation and amortization of intangible assets	(107,155)		(84,344)		(60,711)
Gains (losses), net on disposal of property and equipment	(661)		1,692		(1,255)
Interest expense	(92,994)		(80,596)		(36,184)
Defined benefit pension plan expense	(4,388)		(6,953)		(19,752)
Miscellaneous, net	2,914		1,194		123
Income from continuing operations before income taxes	$209,020		$1,004		$92,670

Local Media — Our Local Media segment includes our 61 local broadcast stations and their related digital properties. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; two MyNetworkTV affiliates; three independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.
National television networks offer affiliates a variety of programs and sell the majority of advertising within those programs. In addition to network programs, we broadcast local and national internally produced programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally-produced programming.
The operating performance of our Local Media group is most affected by local and national economic conditions, particularly conditions within the services and automotive categories, and by the volume of advertising purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2020	Change	2019	Change	2018

Segment operating revenues:
Core advertising	$609,537	1.6%	$599,870	28.9%	$465,275
Political	266,683		23,263		139,600
Retransmission	581,514	51.9%	382,710	27.0%	301,411
Other	17,658	4.1%	16,962	51.5%	11,194
Total operating revenues	1,475,392	44.2%	1,022,805	11.5%	917,480
Segment costs and expenses:
Employee compensation and benefits	447,669	23.1%	363,801	24.6%	292,079
Programming	405,604	46.5%	276,784	26.0%	219,690
Impairment of programming assets	—		—		8,920
Other expenses	190,721	16.1%	164,335	12.8%	145,672
Total costs and expenses	1,043,994	29.7%	804,920	20.8%	666,361
Segment profit	$431,398	98.0%	$217,885	(13.2)%	$251,119

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
2020 compared with 2019
Revenues

Total Local Media revenues increased $453 million or 44% in 2020. Excluding the acquired stations, Local Media revenues increased 22% year-over-year, driven by higher political revenues during this election year and an increase in retransmission revenue. While retransmission revenues have been affected by an acceleration of subscriber losses at the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. After a six-week blackout period, we concluded our negotiation with DISH Network on September 6, 2020, with service restored that day to DISH subscribers in the 42 markets where we operate television stations. In 2020, we renegotiated three key retransmission consent contracts. In addition, on December 31, 2019, our agreement with Comcast reset, and for those stations we owned prior to 2019, we began to receive retransmission fees for which we had historically received little to no compensation.

Increases in political revenue and retransmission revenue more than offset the weakness in core advertising revenue. When excluding the acquired stations, core advertising decreased 14% in 2020, driven by political advertising displacement as well as weakened economic conditions reflecting the impact of the COVID-19 pandemic that began toward the end of the first quarter and negatively affected spending from our advertisers. We began to see cancellations late in the first quarter, which we believe reduced our first quarter advertising revenues at Local Media by at least $8 million. Second quarter results were significantly impacted by the economic downturn, with the greatest impact in April. We have seen continued improvement since April in the advertising markets as economies began to reopen. We expect the advertising markets to continue to recover.

Costs and expenses

Employee compensation and benefits increased $83.9 million or 23% in 2020 compared to 2019. Excluding the acquired stations, the expense increased 3.9% reflecting the impact of bonus payments in lieu of annual merit increases.

Programming expense increased $129 million or 47% in 2020. Excluding the acquired stations, programming expense increased 26% year-over-year, primarily due to higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements, and we expect that they may continue to increase over the next several years.

Other expenses increased $26.4 million or 16% in 2020. Excluding the acquired stations, other expenses decreased 10% year-over-year. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing.
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

Operating results for our National Media segment were as follows:

	For the years ended December 31,
(in thousands)	2020	Change	2019	Change	2018

Segment operating revenues:
Katz	$257,487	13.4%	$227,035	22.2%	$185,852
Newsy	51,461	19.6%	43,025	75.0%	24,588
Triton	45,617	11.1%	41,065		3,292
Other	23,653	88.5%	12,549	(41.3)%	21,375
Total operating revenues	378,218	16.9%	323,674	37.7%	235,107
Segment costs and expenses:
Employee compensation and benefits	72,149	12.3%	64,261	58.9%	40,440
Programming	125,122	2.8%	121,669	28.2%	94,896
Other expenses	118,409	25.2%	94,578	34.0%	70,603
Total costs and expenses	315,680	12.5%	280,508	36.2%	205,939
Segment profit (loss)	$62,538	44.9%	$43,166	48.0%	$29,168

Our National Media business Triton was acquired on November 30, 2018. The inclusion of operating results from this business for the periods subsequent to the acquisitions impacts the comparability of our National Media segment operating results.

2020 compared with 2019

Revenues

National Media revenues increased $55 million or 17% in 2020 as a result of growth in each of the National Media businesses. Katz's increase in revenue was driven by growth at its networks, specifically Grit and Laff, as well as Court TV, which launched in May 2019. Newsy's revenue increase was driven by growth of advertising on over-the-top platforms and political revenue recognized during this presidential election year. Political revenue at Newsy for 2020 was $5.3 million. Triton experienced revenue growth in its infrastructure business, specifically in content delivery, ad serving and the programmatic marketplace.

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
Cost and Expenses

Employee compensation and benefits increased $7.9 million or 12% in 2020 as a result of higher payroll and benefits costs due to the impact of increased hiring at Katz, Newsy and Triton throughout 2019 and early 2020, as well as the impact of bonus payments in lieu of annual merit increases.

Programming expense increased $3.5 million or 2.8% in 2020. Programming expense includes the amortization and distribution of programming for Katz and other programming costs. The overall increase is attributable to contractual rate increases at Katz, higher affiliate fees related to the increased distribution of all the Katz networks and the annualization of affiliate fees tied to increased distribution at Court TV.

Other expenses increased $23.8 million or 25% in 2020. Other expenses increased at Katz, Newsy and Triton due to certain expenses that are directly tied to their revenue growth.

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

Shared services and corporate expenses were up year-over-year with $60.8 million in 2020 and $57.4 million in 2019. Employee compensation and benefits increased nearly $4 million reflecting the impact of bonus payments in lieu of annual merit increases.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of December 2020, we had approximately $576 million of unrestricted cash on hand and $204 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity during this economic downturn to meet the Company’s operating needs for the next 12 months. In addition, the Company’s liquidity is enhanced through the federal government’s stimulus measures, including the deferral of social security taxes; tax relief on the use of net operating losses and interest expense limitations; and a few other provisions that either brought in cash this year or pushed out cash payments to 2021 and beyond. While we currently do not anticipate liquidity constraints, in the event of a prolonged period of economic weakness, there are additional measures we could take to further control cost, slow our working capital needs and generate cash.
Debt Covenants

Our term loans and our senior notes do not have maintenance covenants. The earliest maturity of our term loans and unsecured notes is the fourth quarter of 2024. Our revolving credit facility permits maximum leverage of 4.75 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement, through second quarter of 2022, at which point it steps down to 4.5 times. Based upon our current outlook, we expect to be in compliance with that covenant.

Operating activities

Cash provided by operating activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$269,333	$(18,378)	$19,749
Income (loss) from discontinued operations, net of tax	115,769	(16,465)	(50,140)
Income (loss) from continuing operations, net of tax	153,564	(1,913)	69,889
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	107,155	84,344	60,711
Impairment of programming assets	—	—	8,920
Loss (gain) on disposition of investments	—	(930)	251
Losses (gains) on sale of property and equipment	661	(1,692)	1,255
Programming assets and liabilities	(16,966)	21,194	(12,788)
Deferred income taxes	80,641	(5,782)	18,241
Stock and deferred compensation plans	17,859	14,697	10,500
Pension expense, net of contributions	(29,687)	(13,066)	(4,052)
Other changes in certain working capital accounts, net	34,094	(109,530)	(11,446)
Miscellaneous, net	8,009	8,194	4,243
Net cash provided by (used in) operating activities from continuing operations	355,330	(4,484)	145,724
Net cash used in operating activities from discontinued operations	(77,936)	(22,968)	(4,813)
Net operating activities	$277,394	$(27,452)	$140,911

In 2020, cash provided by operating activities from continuing operations was $355 million and in 2019, cash used in operating activities from continuing operations was $4.5 million. The $360 million increase in cash provided by continuing operating activities was primarily attributable to a $230 million year-over-year increase in segment profit combined with changes in working capital accounts that increased year-over-year cash by $144 million. These increases in cash flow were partially offset by $21 million higher cash interest payments made in 2020 compared to 2019. Interest payments increased due to the issuance of a $765 million term loan in May 2019 and issuance of $500 million of senior unsecured notes in July 2019 to fund the Cordillera and Nexstar-Tribune acquisitions.

The primary factors affecting changes in certain working capital accounts are described below:

•Year-over-year cash provided from changes in accounts receivable increased $58 million in 2020 compared to 2019. We did not acquire working capital in the Nexstar-Tribune acquisition that closed in September 2019, and as advertisers tend to pay on a 60- to 90-day lag, fourth quarter 2019 revenue resulted in growth of the accounts receivable balance. In 2020, we received over $50 million from Nexstar related to cash collected on December 31, 2019 receivables. Political advertising revenue does not generally impact year-over-year accounts receivable balances as the advertising is typically paid in advance.
•Timing of payments made on accounts payable increased the year-over-year cash provided from working capital by $18 million, mainly attributable to the slower timing of payments made to our vendors in order to control liquidity during the current economic conditions.
•Timing of payments made on other current liabilities increased the year-over-year cash provided from working capital by $41 million, partly attributable to the timing of tax payments. In the second quarter of 2019, we paid $11 million in taxes, primarily related to income taxes accrued in 2018 from the sale of our radio stations. In 2020, an increase of $19.4 million in accrued income taxes also contributed to an increase in cash from working capital accounts.

Investing activities

Cash used in investing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(7,103)	$(1,190,422)	$(149,469)
Proceeds from sale of WPIX television station	83,738	—	—
Additions to property and equipment	(44,949)	(60,935)	(47,093)
Acquisition of intangible assets	(1,883)	(24,864)	(7,229)
Purchase of investments	(8,309)	(1,636)	(558)
Proceeds from FCC repack	28,365	6,959	1,530
Miscellaneous, net	5,319	6,734	2,307
Net cash provided by (used in) investing activities from continuing operations	55,178	(1,264,164)	(200,512)
Net cash provided by (used in) investing activities from discontinued operations	262,244	(343)	73,028
Net investing activities	$317,422	$(1,264,507)	$(127,484)

In 2020, cash provided by investing activities from continuing operations was $55 million. In 2019 and 2018 we used $1.3 billion and $201 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting our cash flows from investing activities for the years presented are described below.

•In the fourth quarter of 2020, we acquired the Denver, Colorado station KCDO for $9.6 million in cash. Additionally, in the second quarter of 2020, we received cash consideration and reduced the Cordillera purchase price by $2.5 million related to an indemnification claim on certain acquired assets. During 2019, we acquired three television stations owned by Raycom Media for $55 million in cash, we acquired 15 television stations owned by Cordillera Communications, LLC for $521 million in cash, plus an estimated working capital adjustment of $23.9 million, we completed the acquisition of Omny Studio for a cash purchase price of $8.3 million and we acquired eight television stations from the Nexstar-Tribune transactions for $582 million. In 2018, we acquired Triton for $150 million, net of cash acquired.
•In December 2020, we completed the sale of our WPIX television station to Mission Broadcasting, Inc. for total cash consideration of $83.7 million, including interest income of $7.6 million.
•During 2020, capital expenditures decreased $14.7 million year-over-year. In order to preserve liquidity in response to the changing economic environment, we undertook a number of cost saving initiatives, including a reduction in capital expenses. Included in Local Media's capital expenditures were costs incurred related to the FCC repacking process. In 2020, 2019 and 2018, repacking costs incurred were $10.1 million, $16.7 million and $17.9 million, respectively.

•In April of 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash, the majority of which were intangible assets. In 2018, we recognized other intangible assets related to the acquisition of cable and satellite carriage rights for Newsy.
•In 2020, we contributed $8.3 million in cash to our investments.
•In 2020, 2019 and 2018, we received $28.4 million, $7.0 million and $1.5 million, respectively, in proceeds from the FCC repacking process.
•Miscellaneous investing activities for the current year include $3.2 million in proceeds from the disposal of property and equipment, mainly related to an indemnification settlement on one of our television broadcast towers acquired by Cordillera. In 2019, miscellaneous investing activities included cash received from the sale of land and the sale of assets at Triton.

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

We have spent $48.6 million to date on FCC repack. As of early July 2020, all full power stations were operating on their reassigned channels. We incurred incremental costs through the remainder of 2020 to complete work delayed by the COVID-19 pandemic. We have received total reimbursement proceeds from the FCC of $36.9 million of which $28.4 million was received during the year ended December 31, 2020.

Financing activities

Cash used in or provided by financing activities for the years ended December 31 is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	$1,050,000	$1,261,175	$—
Payments on long-term debt	(10,612)	(8,728)	(5,656)
Deferred financing costs	—	(31,295)	—
Dividends paid	(16,574)	(16,374)	(16,395)
Repurchase of Class A Common shares	—	(584)	(32,323)
Proceeds from exercise of stock options	—	—	1,857
Tax payments related to shares withheld for vested stock and RSUs	(2,881)	(3,831)	(3,796)
Miscellaneous, net	(21,754)	17,463	1,316
Net cash provided by (used in) financing activities from continuing operations	$998,179	$1,217,826	$(54,997)

In 2020 and 2019, cash provided by financing activities from continuing operations was $998.2 million and $1.2 billion, respectively. In 2018, cash used in financing activities from continuing operations was $55.0 million. The primary factors affecting our cash flows from continuing financing activities are described below.

On December 30, 2020, we issued $550 million of senior secured notes that mature on January 15, 2029 and bear interest at a rate of 3.875% per annum and $500 million senior unsecured notes that mature on January 15, 2031 and bear interest at a rate of 5.375% per annum. The proceeds from these senior notes contributed to the financing of the January 7, 2021 ION acquisition.

On May 1, 2019, we issued a $765 million term loan B that matures in May 2026 and issued $500 million of senior unsecured notes that mature on July 15, 2027 and bear interest at a rate of 5.875%. The proceeds from these debt issuances contributed to the financing on the Cordillera and Nexstar/Tribune television station acquisitions.

We have $1.95 billion of senior notes and $1.04 billion outstanding balance on our term loans. Our debt has required annual principal payments of $10.6 million.

On January 7, 2021, we entered into a Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment") and issued an $800 million term loan B that contributed to the financing of the ION acquisition. The Sixth Amendment also increased the capacity of the Revolving Credit Facility to $400 million and extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility’s term. We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $10.4 million.

In November 2020, our Board of Directors authorized a debt repurchase program pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes, and the additional indebtedness incurred from the financing of the ION acquisition. The authorization permits an aggregate principal amount reduction of up to $500 million upon closing of the ION acquisition. The authorization expires on March 1, 2023.

We paid quarterly dividends of 5 cents per share, totaling $16.6 million and $16.4 million in 2020 and 2019, respectively.
In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares. This authorization expired on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during 2020. During 2019, we repurchased $0.6 million of shares ranging from $15.54 to $18.72 per share. From March 15, 2018 through August 20, 2018, we were in a black out period for repurchasing shares while we negotiated the sales of our radio stations. On August 21, 2018, we entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase the Company’s common stock. During 2018, we repurchased $32.3 million of shares, of which, $25 million was under the ASR agreement.
We completed the acquisition of ION on January 7, 2021 for $2.65 billion. The transaction was financed with a combination of cash on hand, $1.85 billion of secured and unsecured debt, and a $600 million preferred equity investment in Scripps by Berkshire Hathaway. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. Under the terms of the preferred equity investment, we will be prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other

We have met our funding requirements for our defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In 2021, we expect to contribute approximately $25.8 million in total to our defined benefit pension plans and our SERPs.

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

Contractual Obligations(1)
A summary of our contractual cash commitments as of December 31, 2020 is as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt:
Principal amounts	$10,612	$21,224	$696,474	$2,263,600	$2,991,910
Interest on debt	124,164	247,526	228,754	272,762	873,206
Programming:
Program licenses, network affiliations and other programming commitments	447,450	366,838	58,327	77	872,692
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,322	2,744	2,664	18,306	25,036
Employment and talent contracts	58,047	65,192	5,900	141	129,280
Pension obligations	25,831	31,675	11,412	94,310	163,228
Operating leases	12,404	18,515	12,623	21,421	64,963
Other purchase and service commitments	41,960	85,788	11,206	1,866	140,820
Total contractual cash obligations	$721,790	$839,502	$1,027,360	$2,672,483	$5,261,135
(1) This table does not include contractual obligations for discontinued operations. Refer to Note 21. Assets Held for Sale and Discontinued Operations for additional information.

Long-term debt — Long-term debt includes $550 million secured senior notes, $1.4 billion of unsecured senior notes and $1.0 billion outstanding balance on our term loans. We have $550 million of senior secured notes that matures on January 15, 2029 and bear interest at a rate of 3.875% per annum. We have $400 million of senior unsecured notes that mature on May 15, 2025 and bear interest at a rate of 5.125% per annum. We have $500 million of senior unsecured notes that mature on July 15, 2027, which bear interest at a rate of 5.875% per annum. We also have $500 million of senior unsecured notes that mature on January 15, 2031 and bear interest at a rate of 5.375% per annum. Additionally, we have $290.3 million outstanding on a term loan B that matures in October 2024. Interest is payable at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the loan agreement, is below 2.75. The rate on this term loan was 2.15% at December 31, 2020. We also have $751.7 million outstanding on a term loan B that matures in May 2026. Following an amendment to this loan on December 18, 2019, interest is payable at a rate based on LIBOR, plus a fixed margin of 2.50%. The rate on this term loan was 2.65% at December 31, 2020. Amounts included in the table may differ from amounts actually paid due to changes in LIBOR. A 100 basis point increase in LIBOR would result in an increase in annual interest payments of approximately $10.4 million.

Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. Principal payments included in the contractual obligations table reflect only scheduled principal payments and do not reflect any amounts that may be required to be paid under this provision. As of December 31, 2020, we were not required to make any additional principal payments pursuant to this provision.

Other Contractual Obligations — In the ordinary course of business, we enter into long-term contracts to license or produce programming, to secure on-air talent, to lease office space and equipment and to purchase other goods and services.
Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our broadcast television station network affiliation agreements and Katz carriage agreements with local television broadcasters. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation and carriage agreements are also included. Variable amounts in excess of the contractual amounts payable to the networks and broadcasters are not included in the amounts above.
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
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2020, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time.
Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2026-2030. While benefit payments under these plans are expected to continue beyond 2030, we do not believe it is practicable to estimate payments beyond this period.
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

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2020. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2020, our reserves for income taxes totaled $2.3 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
The following is goodwill by reporting unit as of December 31, 2020:

(in thousands)

Local Media	$905,494
Katz	203,760
Triton	85,976
Newsy	7,982
Total goodwill	$1,203,212

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our Local Media reporting unit exceeded its carrying value by over 15% and our other reporting units exceeded their carrying value by over 40%.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2020, the carrying value of our television FCC licenses was $357 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach”. This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $75 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value.
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
The assumptions used in accounting for our defined benefit pension plans for 2020 and 2019 are as follows:

	2020	2019

Discount rate for expense	3.40%	4.38%
Discount rate for obligations	2.64%	3.40%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligations as of December 31, 2020 by approximately $40.9 million and decrease or increase 2021 pension expense by approximately $0.4 million.

Under our asset allocation strategy, approximately 45% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 55% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2021 expected long-term rate of return on plan assets would increase or decrease our 2021 pension expense by approximately $2.1 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plans and SERPs of $132 million at December 31, 2020. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2020, we had an actuarial loss of $6.3 million.

Refer to Note 2. Recently Adopted and Issued Accounting Standards of the Notes to Consolidated Financial Statements for further discussion.

Quantitative and Qualitative Disclosures about Market Risk
Earnings and cash flow can be affected by, among other things, economic conditions and interest rate changes. We are also exposed to changes in the market value of our investments.
Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We may use derivative financial instruments to modify exposure to risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into financial instruments for speculative trading purposes.
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $10.4 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	550,000	573,375	—	—
Senior unsecured notes, due in 2025	400,000	409,000	400,000	409,000
Senior unsecured notes, due in 2027	500,000	522,500	500,000	525,000
Senior unsecured notes, due in 2031	500,000	525,800	—	—
Term loan, due in 2024	290,250	288,436	293,250	293,617
Term loan, due in 2026	751,660	745,083	759,272	763,547
Long-term debt, including current portion	$2,991,910	$3,064,194	$1,952,522	$1,991,164

Financial instruments subject to market value risk:
Investments held at cost	$4,564	(a)	$4,405	(a)
(a)Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair value of these securities approximates their carrying value.

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
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2020. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2020. This report appears on page F-25.
Date: February 26, 2021
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Local Media Reporting Unit – Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment, including within the Local Media reporting unit (“Local Media”), on an annual basis with an impairment testing date during the fourth quarter of each year. Within the Company’s quantitative annual impairment testing, the fair value of Local Media is compared to its carrying value. The Company uses both income and market approaches to determine the fair value of Local Media. The determination of fair value utilizes assumptions including future cash flows, discount rates, and long-term growth rates. As of December 31, 2020, Local Media’s goodwill balance was $905 million.

We identified the valuation of Local Media as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of the discount rates and long-term growth rates, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future cash flows as well as the selection of the discount rates and long-term growth rates for purposes of estimating the fair value of Local Media included the following, among others:

•We inquired of management to understand the process being used by the Company to determine the valuation of Local Media.
•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of Local Media, including controls over forecasts of projected future cash flows as well as the selection of the discount rates and long-term growth rates.
•We evaluated the reasonableness of management’s projected future cash flows by comparing the forecasts to:
•Historical cash flows.
•Underlying analysis detailing business strategies and growth plans including consideration of the effects related to the COVID-19 pandemic.
•Internal communications to management and the Board of Directors.
•Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized along with valuation assumptions including the discount rates and long-term growth rates selected by:
•Testing the source information underlying the determination of the discount rates and long-term growth rates and testing the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rates and long-term growth rates and comparing those to those rates selected by management.

Valuation of 2019 Acquired FCC Licenses - Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company tests FCC licenses for impairment on at least an annual basis. Within the Company’s quantitative annual impairment testing, the fair value of each FCC license is compared to its carrying value. The Company uses an income approach referred to as the “Greenfield Approach” to determine the fair value of each FCC license. The determination of fair value utilizes assumptions including future market revenues and cash flows for each individual FCC license, as well as discount rates. The assumptions can require significant auditor judgment, in addition to complexity, due to uncertainty of the economic impact of the COVID-19 pandemic. As of December 31, 2020, recorded FCC licenses attributed to 2019 acquired FCC licenses were $193 million.

We identified the valuation of the 2019 acquired FCC licenses as a critical audit matter because of the significant estimates and assumptions management utilized in determining their fair values along with the limited period of time in which they were able to increase in fair value since the date of acquisition. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future market revenues and cash flows as well as the selection of discount rates, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecast of future market revenues and cash flows as well as the selection of discount rates for purposes of estimating the fair value of the 2019 acquired FCC licenses included the following, among others:

•We inquired of management to understand the process being used by the Company to determine the valuation of the 2019 acquired FCC licenses.
•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of the 2019 acquired FCC licenses, including controls over forecasts of future market revenues and cash flows as well as the selection of the discount rates.
•We evaluated the reasonableness of management’s forecasts of future market revenues and cash flows by comparing the projections to historical results and available industry data and performing lookback procedures to assess management’s ability to forecast future market revenues and cash flows.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized along with valuation assumptions including the discount rates selected by:
•Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 26, 2021

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 26, 2021

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$576,021	$32,968
Cash restricted for pending acquisition	1,050,000	—
Accounts receivable (less allowances — $3,443 and $3,346)	429,017	387,847
Programming	—	52,699
FCC repack receivable	12,363	29,651
Miscellaneous	26,784	39,486
Assets of discontinued operations	—	101,266
Total current assets	2,094,185	643,917
Investments	14,404	8,375
Property and equipment	343,920	370,378
Operating lease right-of-use assets	51,471	128,192
Goodwill	1,203,212	1,224,679
Other intangible assets	975,444	1,060,675
Programming (less current portion)	138,701	96,256
Deferred income taxes	—	12,306
Miscellaneous	38,049	17,079
Total Assets	$4,859,386	$3,561,857

Liabilities and Equity
Current liabilities:
Accounts payable	$68,139	$28,441
Unearned revenue	14,101	10,704
Current portion of long-term debt	10,612	10,612
Accrued liabilities:
Employee compensation and benefits	55,133	43,259
Programming liability	72,743	96,682
Accrued interest	16,514	15,352
Miscellaneous	85,588	41,694
Other current liabilities	35,626	42,561
Liabilities of discontinued operations	—	22,727
Total current liabilities	358,456	312,032
Long-term debt (less current portion)	2,923,359	1,904,418
Deferred income taxes	85,844	17,876
Operating lease liabilities	42,097	113,648
Other liabilities (less current portion)	286,365	315,948
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2020 - 69,794,917 shares; 2019 - 69,027,524 shares	698	691
Voting — authorized: 60,000,000 shares; issued and outstanding: 2020 - 11,932,722 shares; 2019 - 11,932,722 shares	119	119
Total	817	810
Additional paid-in capital	1,130,789	1,117,095
Retained earnings (accumulated deficit)	131,778	(120,981)
Accumulated other comprehensive loss, net of income taxes	(100,119)	(98,989)
Total equity	1,163,265	897,935
Total Liabilities and Equity	$4,859,386	$3,561,857
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2020	2019	2018

Operating Revenues:
Advertising	$1,187,581	$884,649	$825,829
Retransmission and carriage	588,888	390,043	304,402
Other	81,009	76,707	27,131
Total operating revenues	1,857,478	1,351,399	1,157,362
Costs and Expenses:
Employee compensation and benefits	572,282	476,968	376,436
Programming	530,785	398,314	314,586
Impairment of programming assets	—	—	8,920
Other expenses	324,429	276,432	233,936
Acquisition and related integration costs	18,678	26,304	4,124
Restructuring costs	—	3,370	8,911
Total costs and expenses	1,446,174	1,181,388	946,913
Depreciation, Amortization, and (Gains) Losses:
Depreciation	50,416	39,998	34,385
Amortization of intangible assets	56,739	44,346	26,326
Losses (gains), net on disposal of property and equipment	661	(1,692)	1,255
Net depreciation, amortization, and (gains) losses	107,816	82,652	61,966
Operating income	303,488	87,359	148,483
Interest expense	(92,994)	(80,596)	(36,184)
Defined benefit pension plan expense	(4,388)	(6,953)	(19,752)
Miscellaneous, net	2,914	1,194	123
Income from continuing operations before income taxes	209,020	1,004	92,670
Provision for income taxes	55,456	2,917	22,781
Income (loss) from continuing operations, net of tax	153,564	(1,913)	69,889
Income (loss) from discontinued operations, net of tax	115,769	(16,465)	(50,140)
Net income (loss)	269,333	(18,378)	19,749
Loss attributable to noncontrolling interest	—	—	(632)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$269,333	$(18,378)	$20,381

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$1.84	$(0.02)	$0.85
Income (loss) from discontinued operations	1.39	(0.20)	(0.61)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$3.23	$(0.23)	$0.25

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$1.83	$(0.02)	$0.85
Income (loss) from discontinued operations	1.39	(0.20)	(0.60)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$3.21	$(0.23)	$0.24

Weighted average shares outstanding:
Basic	81,418	80,826	81,369
Diluted	81,831	80,826	81,927
See notes to consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income (loss) per share as each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2020	2019	2018

Net income (loss)	$269,333	$(18,378)	$19,749
Changes in defined benefit pension plans, net of tax of $(328), $(1,156), and $2,557	(1,055)	(3,369)	7,590
Other, net of tax of $(23), $(77) and $(22)	(75)	(223)	(65)
Total comprehensive income (loss)	268,203	(21,970)	27,274
Less comprehensive loss attributable to noncontrolling interest	—	—	(632)
Total comprehensive income (loss) attributable to the shareholders of The E.W. Scripps Company	$268,203	$(21,970)	$27,906
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2020	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$269,333	$(18,378)	$19,749
Income (loss) from discontinued operations, net of tax	115,769	(16,465)	(50,140)
Income (loss) from continuing operations, net of tax	153,564	(1,913)	69,889
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	107,155	84,344	60,711
Impairment of programming assets	—	—	8,920
Loss (gain) on disposition of investments	—	(930)	251
Losses (gains) on sale of property and equipment	661	(1,692)	1,255
Programming assets and liabilities	(16,966)	21,194	(12,788)
Deferred income taxes	80,641	(5,782)	18,241
Stock and deferred compensation plans	17,859	14,697	10,500
Pension expense, net of contributions	(29,687)	(13,066)	(4,052)
Other changes in certain working capital accounts, net	34,094	(109,530)	(11,446)
Miscellaneous, net	8,009	8,194	4,243
Net cash provided by (used in) operating activities from continuing operations	355,330	(4,484)	145,724
Net cash used in operating activities from discontinued operations	(77,936)	(22,968)	(4,813)
Net operating activities	277,394	(27,452)	140,911
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(7,103)	(1,190,422)	(149,469)
Proceeds from sale of WPIX television station	83,738	—	—
Additions to property and equipment	(44,949)	(60,935)	(47,093)
Acquisition of intangible assets	(1,883)	(24,864)	(7,229)
Purchase of investments	(8,309)	(1,636)	(558)
Proceeds from FCC repack	28,365	6,959	1,530
Miscellaneous, net	5,319	6,734	2,307
Net cash provided by (used in) investing activities from continuing operations	55,178	(1,264,164)	(200,512)
Net cash provided by (used in) investing activities from discontinued operations	262,244	(343)	73,028
Net investing activities	317,422	(1,264,507)	(127,484)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,050,000	1,261,175	—
Payments on long-term debt	(10,612)	(8,728)	(5,656)
Deferred financing costs	—	(31,295)	—
Dividends paid	(16,574)	(16,374)	(16,395)
Repurchase of Class A Common shares	—	(584)	(32,323)
Proceeds from exercise of stock options	—	—	1,857
Tax payments related to shares withheld for vested stock and RSUs	(2,881)	(3,831)	(3,796)
Miscellaneous, net	(21,754)	17,463	1,316
Net cash provided by (used in) financing activities from continuing operations	998,179	1,217,826	(54,997)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	58	(13)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	1,593,053	(74,146)	(41,585)
Cash, cash equivalents and restricted cash:
Beginning of year	32,968	107,114	148,699
End of year	$1,626,021	$32,968	$107,114

Supplemental Cash Flow Disclosures
Interest paid	$82,532	$61,299	$33,673
Income taxes refunded (paid)	$13,222	$(13,183)	$(3,729)
Non-cash investing and financing information
Capital expenditures included in accounts payable	$2,511	$983	$693
Accrued debt issuance costs	$45,243	$—	$—
See notes to consolidated financial statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Noncontrolling Interest	Total Equity

As of December 31, 2017	$816	$1,129,020	$(90,061)	$(102,922)	$632	$937,485
Comprehensive income (loss)	—	—	20,381	7,525	(632)	27,274
Cash dividend: declared and paid - $0.20 per share	—	—	(16,395)	—	—	(16,395)
Repurchase 1,813,249 Class A Common Shares	(18)	(32,151)	(154)	—	—	(32,323)
Compensation plans: 851,011 net shares issued *	9	10,115	—	—	—	10,124
As of December 31, 2018	807	1,106,984	(86,229)	(95,397)	—	926,165
Comprehensive income (loss)	—	—	(18,378)	(3,592)	—	(21,970)
Cash dividend: declared and paid - $0.20 per share	—	—	(16,374)	—	—	(16,374)
Repurchase 180,541 Class A Common Shares	(2)	(582)	—	—	—	(584)
Compensation plans: 471,198 net shares issued *	5	10,693	—	—	—	10,698
As of December 31, 2019	810	1,117,095	(120,981)	(98,989)	—	897,935
Comprehensive income (loss)	—	—	269,333	(1,130)	—	268,203
Cash dividend: declared and paid - $0.20 per share	—	—	(16,574)	—	—	(16,574)
Compensation plans: 767,393 net shares issued *	7	13,694	—	—	—	13,701
As of December 31, 2020	$817	$1,130,789	$131,778	$(100,119)	$—	$1,163,265
* Net of tax payments related to shares withheld for vested stock and RSUs of $2,881 in 2020, $3,831 in 2019 and $3,796 in 2018.
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
We derive approximately 64% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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

Transaction Price Allocated to Remaining Performance Obligations — As of December 31, 2020, we had an aggregate transaction price of $75.3 million allocated to unsatisfied performance obligations related to contracts within our Triton business, all of which are expected to be recognized into revenue over the next 24 months.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2018	$1,949
Charged to costs and expenses	3,378
Amounts charged off, net	(1,106)
Balance as of December 31, 2018	4,221
Charged to costs and expenses	1,823
Amounts charged off, net	(2,698)
Balance as of December 31, 2019	3,346
Charged to costs and expenses	3,305
Amounts charged off, net	(3,208)
Balance as of December 31, 2020	$3,443

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $14.1 million at December 31, 2020 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $10.7 million at December 31, 2019. We recorded $10.0 million of revenue in 2020 that was included in unearned revenue at December 31, 2019.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments are capitalized and amortized to expense over the term of the distribution contract. Capitalized costs to obtain a contract with a customer totaled $5.8 million at December 31, 2020 and $9.3 million at December 31, 2019 and are included within miscellaneous assets on our Consolidated Balance Sheets. Amortization of these costs totaled $5.0 million and $4.2 million in 2020 and 2019, respectively.
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

Program assets are predominantly monetized as a group on each of our respective national networks, broadcast television stations and digital content offerings. For program assets predominantly monetized within a network or television station group, when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs, fair value of the content is aggregated at the group level by considering expected future revenue generation . Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. An impairment charge is recorded if the fair value of a film group is less than the film group’s carrying value. Programming and development costs for programs we have determined will not be produced, are fully expensed in the period the determination is made.
For our program assets available for broadcast, estimated amortization for each of the next five years is $53.7 million in 2021, $34.5 million in 2022, $15.6 million in 2023, $7.2 million in 2024, $2.6 million in 2025 and $6.7 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. Beginning in 2020, the unamortized balance of program assets are classified as non-current assets in our consolidated balance sheets (See Note 2).
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

We record an FCC repack receivable for the amount of reimbursable costs due from the FCC, which totaled $12.4 million at December 31, 2020 and $29.7 million at December 31, 2019. The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $44.9 million at December 31, 2020 and $36.8 million at December 31, 2019.
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
We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our Local Media group, Katz, Triton and Newsy.
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

Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $9.3 million at December 31, 2020 and $9.1 million at December 31, 2019. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense. Based on the terms of the Master Transaction Agreement with Journal Media Group ("Journal"), Scripps remains the primary obligor for newspaper insurance claims incurred prior to April 1, 2015. We recorded the liabilities related to these claims on our Consolidated Balance Sheets with an offsetting receivable of $1.3 million, which will be paid by Journal.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$153,564	$(1,913)	$69,889
Loss attributable to noncontrolling interest	—	—	632
Less income allocated to RSUs	(3,711)	—	(1,129)
Numerator for basic and diluted earnings per share from continuing operations attributable to the shareholders of The E.W. Scripps Company	$149,853	$(1,913)	$69,392
Denominator
Basic weighted-average shares outstanding	81,418	80,826	81,369
Effect of dilutive securities:
Stock options and restricted stock units	413	—	558
Diluted weighted-average shares outstanding	81,831	80,826	81,927
For the year ended December 31, 2019, we incurred a net loss and the inclusion of RSUs and stock options would have been anti-dilutive. Accordingly, the diluted EPS calculation excludes the effect from 1.4 million of outstanding RSUs as of December 31, 2019. As of December 31, 2020, we had 0.4 million of outstanding RSUs that were anti-dilutive. As of December 31, 2018, we had less than 0.1 million of outstanding RSUs that were anti-dilutive.

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

In December 2019, the Financial Accounting Standards Board ("FASB") issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance in order to improve the consistent application of, and simplify GAAP for, other areas of Topic 740. It is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We elected to early adopt this standard effective January 1, 2020, with no material impact on our consolidated financial statements.

In March 2019, the FASB issued new guidance to align the accounting for the costs of producing films and episodic television series in response to changes in production and distribution models in the media and entertainment industry. The new guidance amends the capitalization, amortization, impairment, presentation and disclosure requirements for entities that produce and own content, and also aligns the impairment guidance for licensed content to the owned content fair value model. This guidance applies to broadcasters and entities that produce and distribute films and episodic television series through both traditional mediums and digital mediums. We adopted the standard on January 1, 2020. Upon adoption in 2020, we began recording all licensed programming assets and programming assets produced by us as non-current assets in our consolidated balance sheets. The adoption of the standard had no material impact on our consolidated financial statements.

In August 2018, the FASB issued new guidance to address a customer's accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. The new guidance aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We adopted the standard on January 1, 2020, with no material impact on our consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the previous “incurred loss” model, which generally will result in the earlier recognition of allowances for losses. We adopted the standard on January 1, 2020. Considering current and expected future economic and market conditions related to COVID-19, we increased our allowances for accounts receivable by $0.7 million upon adoption in the first quarter of 2020. The adoption of the standard did not result in any other material impacts to our consolidated financial statements and related disclosures.

In August 2018, the FASB issued new guidance to add, remove and clarify annual disclosure requirements related to defined benefit pension and other postretirement plans. The guidance became effective for us and was adopted in 2020. The main impact of this guidance was to no longer disclose the amount in accumulated other comprehensive income that is expected to be recognized as part of net periodic benefit cost over the next year. Additionally, it requires a narrative description for any significant gains and losses affecting the benefit obligation for the period.

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

3. Acquisitions

KCDO Television Station

On November 20, 2020, we closed on the acquisition of the KCDO television station in the Denver, Colorado market. Included in the sale was KSBS-CD, a lower power translator of KCDO. Total consideration for the transaction totaled $9.6 million. The preliminary purchase price allocation attributed value of $6.9 million to the acquired FCC license, $1.7 million to goodwill, $0.9 million to property and equipment, and the remainder to various working capital accounts.

2019 Television Stations Acquisitions

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

(in thousands)	Raycom	Cordillera	Nexstar- Tribune	Total

Accounts receivable	$—	$26,770	$—	$26,770
Current portion of programming	—	—	11,997	11,997
Other current assets	—	986	3,541	4,527
Property and equipment	11,721	53,734	61,569	127,024
Operating lease right-of-use assets	296	4,667	82,447	87,410
Programming (less current portion)	—	—	9,830	9,830
Goodwill	18,349	251,681	168,196	438,226
Indefinite-lived intangible assets - FCC licenses	6,800	26,700	176,000	209,500
Amortizable intangible assets:
Television network affiliation relationships	17,400	169,400	181,000	367,800
Advertiser relationships	700	5,900	7,100	13,700
Other intangible assets	—	13,000	—	13,000
Accounts payable	—	(15)	—	(15)
Accrued expenses	—	(5,750)	(4,586)	(10,336)
Current portion of programming liabilities	—	—	(16,211)	(16,211)
Other current liabilities	—	(280)	(3,185)	(3,465)
Programming liabilities	—	—	(15,607)	(15,607)
Operating lease liabilities	(296)	(4,387)	(79,766)	(84,449)
Net purchase price	$54,970	$542,406	$582,325	$1,179,701

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

The purchase price allocation assigned $5.3 million to goodwill, $3.8 million to a developed technology intangible asset and the remainder was allocated to various working capital and deferred tax liability accounts. The developed technology intangible asset has an estimated amortization period of 10 years. The goodwill arising from the transaction consists largely of the fact that the addition of Omny's podcast and on-demand audio publishing platform to Triton's portfolio of streaming, advertising and measurement technologies provides audio publishers around the world with a full-stack enterprise solution to increase reach and revenue.

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

The acquisition date fair value of goodwill was revised in 2019. Goodwill was decreased by $3.2 million as a result of adjustments to assumed tax liability balances in the opening balance sheet. The adjustment to decrease the fair value of the deferred tax liability by $3.6 million was partially offset by adjustments to various working capital accounts.

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

Pro forma results of operations

Pro forma results of operations, assuming the Cordillera and Nexstar-Tribune acquisitions had taken place at the beginning of 2018, are presented in the following table. The pro forma results do not include KCDO, Raycom or Omny Studio, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps, Cordillera and Nexstar-Tribune, as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results exclude the $19.9 million of transaction related costs that were expensed in conjunction with the acquisitions and do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

For the years ended December 31,
(in thousands, except per share data) (unaudited)	2019

Operating revenues	$1,572,493
Income (loss) from continuing operations attributable to the shareholders of The E.W. Scripps Company	(18,657)
Income (loss) per share from continuing operations attributable to the shareholders of The E.W. Scripps Company
Basic	$(0.23)
Diluted	(0.23)

Pending acquisition

On January 7, 2021, we completed the acquisition of national broadcast network ION Media Networks, Inc. ("ION") for $2.65 billion. ION is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through Federal Communications Commission-licensed television stations it owns as well as affiliated TV stations, reaching more than 100 million U.S. homes through its over-the-air broadcast and pay TV platforms. With the acquisition of ION, we will create a full-scale national television networks business by combining the ION network with the five Katz networks and national news network, Newsy.

The transaction was financed with a combination of cash, debt financing and preferred equity financing, including Berkshire Hathaway's $600 million preferred equity investment in Scripps. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

To comply with ownership rules of the Federal Communications Commission, we simultaneously divested 23 of ION's television stations for a total consideration of $30 million, which were purchased by INYO Broadcast Holdings, LLC upon completion of the acquisition. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements.

Due to the limited time since the closing date of the acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. We will complete the preliminary purchase price allocation in the first quarter of 2021. The results of operations of the acquired business will be included in our results from the January 7, 2021 closing date of the acquisition.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2020 — Acquisition and related integration costs of $18.7 million reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred for the ION transaction, which closed in January 2021.

2019 — Acquisition and related integration costs of $26.3 million reflect investment banking and legal fees incurred to complete the 2019 acquisitions, as well as professional service costs incurred to integrate Triton and the Raycom, Cordillera and Nexstar-Tribune television stations.

2018 — Restructuring costs totaled $8.9 million.

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
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Current:
Federal	$(13,235)	$6,653	$3,865
State and local	2,478	2,235	2,331
Foreign	107	(6)	1
Total current income tax provision (benefit)	(10,650)	8,882	6,197
Deferred:
Federal	57,755	(6,346)	15,588
State and local	8,902	206	1,000
Foreign	(551)	175	(4)
Total deferred income tax provision (benefit)	66,106	(5,965)	16,584
Provision for income taxes	$55,456	$2,917	$22,781

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2020	2019	2018

Statutory rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.5	212.7	3.7
Excess tax benefits from stock-based compensation	0.5	(60.4)	0.7
Nondeductible expenses	0.4	118.7	1.2
Reserve for uncertain tax positions	0.7	(13.7)	(0.1)
Other	(0.6)	12.2	(1.9)
Effective income tax rate	26.5%	290.5%	24.6%

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2020	2019

Temporary differences:
Property and equipment	$(31,003)	$(33,802)
Goodwill and other intangible assets	(119,074)	(100,841)
Investments, primarily gains and losses not yet recognized for tax purposes	(2,989)	3,176
Accrued expenses not deductible until paid	7,748	7,694
Deferred compensation and retiree benefits not deductible until paid	46,242	54,258
Operating lease right-of-use assets	(12,480)	(31,039)
Operating lease liabilities	12,089	32,632
Interest limitation carryforward	—	12,527
Other temporary differences, net	966	3,422
Total temporary differences	(98,501)	(51,973)
Federal and state net operating loss carryforwards	15,532	51,308
Valuation allowance for state deferred tax assets	(2,875)	(4,905)
Net deferred tax liability	$(85,844)	$(5,570)
Total federal operating loss carryforwards were $12 million and state operating loss carryforwards were $380 million at December 31, 2020. Our state tax loss carryforwards expire through 2039. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
The Company recognizes state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

The Company has not provided for income taxes, including withholding tax, U.S. state taxes, or tax on foreign exchange rate changes, associated with the undistributed earnings of our non-U.S. subsidiaries because we plan to indefinitely reinvest the unremitted earnings in these entities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our year-to-date income tax provision. We received an additional tax refund of $14.0 million from the carryback of NOLs to prior periods in October 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed and enacted into law, which provided an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, an expansion of the Paycheck Protection Program, and expansion of the employee retention tax credit. We continue to evaluate the Appropriations Act, but do not currently expect it to have a material impact on our income tax provision.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Gross unrecognized tax benefits at beginning of year	$576	$1,112	$1,088
Increases in tax positions for prior years	166	87	130
Decreases in tax positions for prior years	(141)	(387)	(33)
Increases in tax positions for current years	1,661	—	182
Decreases in tax positions for current years	—	(167)	—
Increases (decreases) from lapse in statute of limitations	114	(69)	(255)
Gross unrecognized tax benefits at end of year	$2,376	$576	$1,112
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.4 million at December 31, 2020. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2020 and 2019, we had accrued interest related to unrecognized tax benefits of less than $0.1 million.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2020, we are no longer subject to federal income tax examinations for years prior to 2017. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2016.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.2 million.

6. Restricted Cash

At December 31, 2020, our cash and cash equivalents included $1.1 billion held in a restricted cash account for the pending ION acquisition. The restricted balance represents the Senior Secured Notes and Senior Unsecured Notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION Media Networks, Inc. acquisition. Refer to Note 11. Long-Term Debt and Note 3. Acquisitions for further information on the $550 million Senior Secured Notes and $500 million Senior Unsecured Notes that were issued on December 30, 2020.

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Investments held at cost	$4,564	$4,405
Equity method investments	9,840	3,970
Total investments	$14,404	$8,375
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2020 and 2019.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Land and improvements	$62,655	$62,712
Buildings and improvements	183,516	187,830
Equipment	447,139	452,239
Computer software	25,888	20,047
Total	719,198	722,828
Accumulated depreciation	375,278	352,450
Net property and equipment	$343,920	$370,378

9. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our consolidated statements of operations for the years ended December 31, 2020 and 2019 totaled $21.0 million and $14.7 million, including short-term lease costs of $0.5 million and $0.3 million, respectively.
Other information related to our operating leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2020	2019

Balance Sheet Information
Right-of-use assets	$51,471	$128,192
Other current liabilities	9,623	15,051
Operating lease liabilities	42,097	113,648
Weighted Average Remaining Lease Term
Operating leases	7.64 years	12.59 years
Weighted Average Discount Rate
Operating leases	5.96%	5.19%

	For the years ended December 31,
(in thousands)	2020	2019

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$19,028	$14,022
Right-of-use assets obtained in exchange for lease obligations	5,235	9,612

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

(in thousands)	Operating Leases

2021	$12,404
2022	9,246
2023	9,269
2024	7,748
2025	4,875
Thereafter	21,421
Total future minimum lease payments	64,963
Less: Imputed interest	(13,243)
Total	$51,720

10. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	National Media	Total

Gross balance as of December 31, 2017	$708,133	$267,957	$976,090
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2017	491,219	217,554	708,773
Katz acquisition adjustments	—	(5,812)	(5,812)
Triton acquisition	—	83,876	83,876
Balance as of December 31, 2018	$491,219	$295,618	$786,837

Gross balance as of December 31, 2018	$708,133	$346,021	$1,054,154
Accumulated impairment losses	(216,914)	(50,403)	(267,317)
Net balance as of December 31, 2018	491,219	295,618	786,837
Sale of Cracked	—	(29,403)	(29,403)
Removal of Cracked accumulated impairment loss due to sale	—	29,403	29,403
Television stations acquisitions	435,726	—	435,726
Omny acquisition	—	5,336	5,336
Triton acquisition adjustment	—	(3,220)	(3,220)
Balance as of December 31, 2019	$926,945	$297,734	$1,224,679

Gross balance as of December 31, 2019	$1,143,859	$318,734	$1,462,593
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2019	926,945	297,734	1,224,679
Television stations acquisitions adjustments	2,500	—	2,500
KCDO Acquisition	1,679	—	1,679
Sale of WPIX	(24,997)	—	(24,997)
Sale of Weathersphere	(633)	—	(633)
Omny acquisition adjustment	—	(16)	(16)
Balance as of December 31, 2020	$905,494	$297,718	$1,203,212

Gross balance as of December 31, 2020	$1,122,408	$318,718	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	(237,914)
Net balance as of December 31, 2020	$905,494	$297,718	$1,203,212

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$616,244	$616,244
Customer lists and advertiser relationships	102,900	104,300
Other	104,445	102,956
Total carrying amount	823,589	823,500
Accumulated amortization:
Television network affiliation relationships	(113,950)	(82,917)
Customer lists and advertiser relationships	(53,232)	(42,012)
Other	(37,778)	(23,811)
Total accumulated amortization	(204,960)	(148,740)
Net amortizable intangible assets	618,629	674,760
Indefinite-lived intangible assets — FCC licenses	356,815	385,915
Total other intangible assets	$975,444	$1,060,675

On April 4, 2019, we acquired assets from an independent station in Stuart, Florida, for $23.6 million in cash. The value attributed to the acquired FCC license totaled $19.2 million and $4.1 million of value was attributed to other intangible assets.
Estimated amortization expense of intangible assets for each of the next five years is $54.9 million in 2021, $49.7 million in 2022, $44.0 million in 2023, $42.7 million in 2024, $41.0 million in 2025 and $386.3 million in later years.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible assets, is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. We determine fair values using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce different estimates of fair value. If the fair value of a reporting unit, or respective FCC license, is less than its carrying value, then an impairment exists and an impairment charge is recorded. In the fourth quarter of 2020 and 2019, we completed our annual impairment tests on goodwill and FCC licenses. The results of the tests indicated that the estimated fair value of our reporting units and FCC licenses exceeded their respective carrying values.

11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	550,000	—
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Senior unsecured notes, due in 2031	500,000	—
Term loan, due in 2024	290,250	293,250
Term loan, due in 2026	751,660	759,272
Total outstanding principal	2,991,910	1,952,522
Less: Debt issuance costs and issuance discounts	(57,939)	(37,492)
Less: Current portion	(10,612)	(10,612)
Net carrying value of long-term debt	2,923,359	1,904,418
Fair value of long-term debt *	$3,064,194	$1,991,164
* Fair values of the 2025, 2027, 2029 and 2031 Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

We have a $210 million revolving credit facility ("Revolving Credit Facility") that expires in April 2022. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. The weighted-average interest rate over the period we had a drawn revolver balance in 2020 was 2.46%. As of December 31, 2020, we had no borrowings under the Revolving Credit Facility. As of December 31, 2020 and 2019, we had outstanding letters of credit totaling $6.0 million, under the Revolving Credit Facility.

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

As of December 31, 2020 and 2019, the interest rate on the 2024 term loan was 2.15% and 3.80%, respectively. The weighted-average interest rate was 2.15% and 3.88% in 2020 and 2019, respectively.

On May 1, 2019, we entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement ("Fourth Amendment"). Under the Fourth Amendment, we issued a $765 million term loan B ("2026 term loan") that matures in May 2026 with interest payable at rates based on LIBOR, plus a fixed margin of 2.75%. We amended this term loan on December 18, 2019, reducing the interest rate by 25 basis points. Following the amendment, interest is payable on the 2026 term loan at a rate based on LIBOR, plus a fixed margin of 2.50%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and an original issuance discount totaled approximately $23.0 million with this term loan, which are being amortized over the life of the loan.

As of December 31, 2020 and 2019, the interest rate on the 2026 term loan was 2.65% and 4.30%, respectively. The weighted-average interest rate on the 2026 term loan was 2.65% in 2020. The weighted-average interest rate on the 2026 term loan was 4.56% for the months it was outstanding during 2019.

On January 7, 2021, we entered into a Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment") and issued an $800 million term loan B that contributed to the financing of the ION acquisition. The Sixth Amendment also increased the capacity of the Revolving Credit Facility to $400 million and extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility’s term. Deferred financing costs totaling $18.9 million were incurred in 2020 related to this term loan and the amendment to the Revolving Credit Facility.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 5.5 to 1.0 when we have outstanding borrowings on the facility. As of December 31, 2020, we were in compliance with our financial covenants.

2029 Senior Secured Notes

On December 30, 2020, we issued $550 million of senior secured notes (the "2029 Senior Notes"), which bear interest at a rate of 3.875% per annum and mature on January 15, 2029. The proceeds of the 2029 Senior Notes were deposited into a segregated escrow account. The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2029 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price of 103.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2029 Senior Notes before 2024 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2029 Senior Notes may require us to repurchase some or all of the notes. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. The 2029 Senior Notes are guaranteed by us and the majority our subsidiaries and are secured on equal footing with the obligations under the Senior Secured Credit Agreement. Following the release of the proceeds from escrow on January 7, 2021, the notes became secured, on a first lien basis, from pledges of equity interests in our subsidiaries and by substantially all of the existing and future assets of Scripps. The 2029 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $13.8 million of deferred financing costs in connection with the issuance of the 2029 Senior Notes, which are being amortized over the life of the notes.

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

2027 Senior Unsecured Notes

On July 26, 2019, we issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

We incurred approximately $10.7 million of deferred financing costs in connection with the issuance of the 2027 Senior Notes, which are being amortized over the life of the notes.

2031 Senior Unsecured Notes

On December 30, 2020, we issued $500 million of senior unsecured notes (the "2031 Senior Notes"), which bear interest at a rate of 5.375% per annum and mature on January 15, 2031. The proceeds of the 2031 Senior Notes were deposited into a segregated escrow account.The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2031 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes at a redemption price of 105.375% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2031 Senior Notes before 2026 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. If we sell certain of our assets or have a change of control, the holders of the 2031 Senior Notes may require us to repurchase some or all of the notes. The 2031 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2031 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $12.5 million of deferred financing costs in connection with the issuance of the 2031 Senior Notes, which are being amortized over the life of the notes.

Debt Repurchase Authorization

In November 2020, our Board of Directors authorized a debt repurchase program pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes, and the additional indebtedness incurred with the closing of the ION acquisition. The authorization permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2023.

12. Fair Value Measurement

We measure certain financial assets and liabilities at fair value on a recurring basis, such as cash equivalents. The fair values of these financial assets were determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of input are as follows:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$539,891	$539,891	$—	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$8,948	$8,948	$—	$—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Employee compensation and benefits	$34,020	$21,403
Deferred FCC repack income	44,945	36,770
Programming liability	33,481	57,291
Liability for pension benefits	161,845	190,219
Liabilities for uncertain tax positions	2,332	637
Other	9,742	9,628
Other liabilities (less current portion)	$286,365	$315,948

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Accounts receivable	$(40,524)	$(98,714)	$(16,910)
Other current assets	22,644	(11,056)	(2,396)
Accounts payable	19,520	1,572	(35)
Accrued employee compensation and benefits	11,915	877	7,718
Accrued interest	1,162	12,726	6
Other accrued liabilities	(5,918)	4,239	(2,471)
Unearned revenue	3,397	358	2,037
Other, net	21,898	(19,532)	605
Total	$34,094	$(109,530)	$(11,446)

The following table reconciles cash and cash equivalents and cash restricted for a pending acquisition in the consolidated balance sheets to cash, cash equivalents, and restricted cash per the consolidated statements of cash flows.

	As of December 31,
(in thousands)	2020	2019	2018

Cash and cash equivalents	$576,021	$32,968	$107,114
Cash restricted for pending acquisition	1,050,000	—	—
Total cash, cash equivalents and restricted cash, end of year	$1,626,021	$32,968	$107,114

As disclosed in Note 6. Restricted Cash, the cash restricted for a pending acquisition on the consolidated balance sheet represents amounts segregated in escrow for the close of the ION acquisition.

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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Interest cost	$19,799	$23,287	$23,836
Expected return on plan assets, net of expenses	(21,016)	(19,974)	(22,232)
Amortization of actuarial loss and prior service cost	4,672	2,622	3,527
Settlement losses	—	—	11,713
Total for defined benefit plans	3,455	5,935	16,844
Multi-employer plans	5	132	190
SERPs	933	1,018	2,908
Defined contribution plan	14,074	10,494	8,619
Net periodic benefit cost	18,467	17,579	28,561
Allocated to discontinued operations	(522)	(447)	(789)
Net periodic benefit cost - continuing operations	$17,945	$17,132	$27,772

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Actuarial gain/(loss)	$(5,296)	$(5,478)	$(7,765)
Prior service cost	—	—	(424)
Amortization of actuarial loss and prior service cost	4,672	2,622	3,527
Reclassification of actuarial loss related to settlement	—	—	11,713
Total	$(624)	$(2,856)	$7,051

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.3 million in 2020 and 2018 and $0.2 million in 2019, and settlement losses in 2018 totaled $1.8 million. We recognized actuarial losses for our SERPs of $1.0 million and $1.9 million in 2020 and 2019, respectively, and a gain of $1.0 million in 2018.

Assumptions used in determining the annual retirement plans expense were as follows:

	2020	2019	2018 (1)

Discount rate	3.40%	4.38%	3.71%-4.58%
Long-term rate of return on plan assets	5.50%	5.50%	5.10%
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2020	2019	2020	2019

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$593,591	$544,581	$18,541	$16,985
Interest cost	19,799	23,287	586	718
Benefits paid	(31,576)	(35,186)	(1,236)	(1,019)
Actuarial (gains)/losses	55,351	60,909	999	1,857
Projected benefit obligation at end of year	637,165	593,591	18,890	18,541
Plan assets:
Fair value at beginning of year	420,699	361,891	—	—
Actual return on plan assets	71,071	75,405	—	—
Company contributions	32,633	18,589	1,236	1,019
Benefits paid	(31,576)	(35,186)	(1,236)	(1,019)
Fair value at end of year	492,827	420,699	—	—
Funded status	$(144,338)	$(172,892)	$(18,890)	$(18,541)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,383)	$(1,214)
Noncurrent liabilities	(144,338)	(172,892)	(17,507)	(17,327)
Total	$(144,338)	$(172,892)	$(18,890)	$(18,541)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$123,707	$123,065	$7,999	$7,240
Prior service cost	388	406	—	—

During 2020 and 2019, net actuarial losses increased our benefit obligation primarily due to year-over-year decreases in discount rate assumptions. The recognized actuarial losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.
Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2020	2019	2020	2019

Accumulated benefit obligation	$637,165	$593,591	$18,890	$18,541
Projected benefit obligation	637,165	593,591	18,890	18,541
Fair value of plan assets	492,827	420,699	—	—
Assumptions used to determine the defined benefit pension plans benefit obligations were as follows:

	2020	2019	2018

Weighted average discount rate	2.64%	3.40%	4.38%
In 2021, we expect to contribute $1.4 million to fund our SERPs and $24.4 million to fund our qualified defined benefit pension plan.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $32.4 million in 2021, $32.7 million in 2022, $33.3 million in 2023, $34.0 million in 2024, $34.5 million in 2025 and a total of $176.4 million for the five years ending 2030.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2021	2020	2019

US equity securities	20%	16%	17%
Non-US equity securities	30%	39%	39%
Fixed-income securities	45%	44%	43%
Other	5%	1%	1%
Total	100%	100%	100%
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

The following table presents our plan assets as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019

Equity securities
Common/collective trust funds	$274,810	$237,015
Fixed income
Common/collective trust funds	215,444	181,176
Cash equivalents	2,573	2,508
Fair value of plan assets	$492,827	$420,699

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
Our Local Media segment includes our 61 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; two MyNetworkTV affiliates; three independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies and satellite carriers. We also receive retransmission fees from over-the-top virtual MVPDs such as Hulu, YouTubeTV and AT&T Now.

Our National Media segment includes our collection of national brands. Our national media brands include Katz, Newsy, Triton and other national brands. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Segment operating revenues:
Local Media	$1,475,392	$1,022,805	$917,480
National Media	378,218	323,674	235,107
Other	3,868	4,920	4,775
Total operating revenues	$1,857,478	$1,351,399	$1,157,362
Segment profit (loss):
Local Media	$431,398	$217,885	$251,119
National Media	62,538	43,166	29,168
Other	(3,196)	(3,957)	(3,680)
Shared services and corporate	(60,758)	(57,409)	(53,123)
Acquisition and related integration costs	(18,678)	(26,304)	(4,124)
Restructuring costs	—	(3,370)	(8,911)
Depreciation and amortization of intangible assets	(107,155)	(84,344)	(60,711)
Gains (losses), net on disposal of property and equipment	(661)	1,692	(1,255)
Interest expense	(92,994)	(80,596)	(36,184)
Defined benefit pension plan expense	(4,388)	(6,953)	(19,752)
Miscellaneous, net	2,914	1,194	123
Income from continuing operations before income taxes	$209,020	$1,004	$92,670
Depreciation:
Local Media	$42,934	$34,086	$30,467
National Media	5,788	4,302	2,336
Other	199	148	150
Shared services and corporate	1,495	1,462	1,432
Total depreciation	$50,416	$39,998	$34,385
Amortization of intangible assets:
Local Media	$37,848	$26,283	$14,821
National Media	17,537	16,710	10,152
Shared services and corporate	1,354	1,353	1,353
Total amortization of intangible assets	$56,739	$44,346	$26,326

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Operating revenues:
Core advertising	$915,515	$861,386	$686,229
Political	272,066	23,263	139,600
Retransmission and carriage	588,888	390,043	304,402
Other	81,009	76,707	27,131
Total operating revenues	$1,857,478	$1,351,399	$1,157,362

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Additions to property and equipment:
Local Media	$42,611	$46,855	$37,773
National Media	3,079	11,963	9,004
Other	141	529	—
Shared services and corporate	646	1,878	723
Total additions to property and equipment	$46,477	$61,225	$47,500

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2020	2019	2018

Assets:
Local Media	$2,463,064	$2,694,667	$1,261,526
National Media	721,805	680,764	655,718
Other	3,297	3,503	865
Shared services and corporate	1,671,220	81,657	129,969
Total assets of continuing operations	4,859,386	3,460,591	2,048,078
Discontinued operations	—	101,266	82,269
Total assets	$4,859,386	$3,561,857	$2,130,347

17. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2020 were: $489.4 million in 2021, $358.5 million in 2022, $94.1 million in 2023, $44.9 million in 2024, $24.6 million in 2025, and $2.0 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., (“Berkshire Hathaway”), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding.

Class A Common Shares Stock Warrant — In connection with the Preferred Shares issuance, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder’s option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no Preferred Shares remain outstanding.
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
As part of the 2016 share repurchase plan, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with JP Morgan to repurchase $25 million of the Company's common stock. Under the ASR agreement, the Company paid $25 million to JP Morgan and received an initial delivery of 1.3 million shares in the third quarter of 2018, which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The par value of shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital or retained earnings. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon final settlement of the ASR agreement in February 2019, the Company received additional deliveries totaling 147,164 shares of its common stock based on a weighted average cost per share of $16.70 over the term of the ASR agreement.
No shares were repurchased under either authorization during 2020. As of December 31, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. Excluding the shares repurchased under the ASR, during 2018 we repurchased $7.3 million of shares at prices ranging from $13.29 to $17.86 per share. Under the terms of the Preferred Shares, we will be prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. As of December 31, 2020, approximately 3.8 million shares were available for future stock compensation awards.
Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. We have not issued any new stock options since 2008.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2017	251,507	$7.38	$ 6-9
Exercised	(251,507)	7.38	6-9
Outstanding at December 31, 2018	—

The following table summarizes additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Cash received upon exercise	$—	$—	$1,857
Intrinsic value (market value on date of exercise less exercise price)	—	—	1,266
Tax benefits realized	—	—	315

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2017	1,187,923	$19.99	$ 14-24
Awarded	816,771	13.28	11-17
Vested	(771,904)	14.16	11-18
Forfeited	(57,348)	16.68	13-23
Unvested at December 31, 2018	1,175,442	15.86	11-24
Awarded	758,557	22.12	13-23
Vested	(536,064)	21.67	12-23
Forfeited	(39,497)	17.89	13-24
Unvested at December 31, 2019	1,358,438	18.68	11-24
Awarded	1,588,134	8.86	7-12
Vested	(739,633)	11.52	7-17
Forfeited	(15,280)	13.37	8-23
Unvested at December 31, 2020	2,191,659	12.22	7-23

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Fair value of RSUs vested	$8,518	$11,618	$10,930
Tax benefits realized on vesting	2,019	2,969	1,758

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2020	2019	2018

Total share-based compensation	$14,507	$13,308	$11,008
Included in discontinued operations	(492)	(215)	(468)
Included in continuing operations	$14,015	$13,093	$10,540
Share-based compensation, net of tax	$10,694	$9,747	$7,919

As of December 31, 2020, $15.4 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.5 years.

19. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2018	$(95,365)	$(32)	$(95,397)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,874) and $(77)	(5,461)	(223)	(5,684)
Amounts reclassified from AOCI, net of tax of $718	2,092	—	2,092
Net current-period other comprehensive income (loss)	(3,369)	(223)	(3,592)
As of December 31, 2019	(98,734)	(255)	(98,989)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,492) and $(23)	(4,803)	(75)	(4,878)
Amounts reclassified from AOCI, net of tax of $1,164	3,748	—	3,748
Net current-period other comprehensive income (loss)	(1,055)	(75)	(1,130)
As of December 31, 2020	$(99,789)	$(330)	$(100,119)

Amounts reclassified to net earnings for defined benefit pension items relate to the amortization of actuarial gains (losses) and settlement charges. These amounts are included within the defined benefit pension plan expense caption on our Consolidated Statements of Operations. See Note 15. Employee Benefit Plans for additional information.

20. Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information is as follows:

2020	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$414,223	$358,883	$493,262	$591,110	$1,857,478
Costs and expenses	(364,521)	(329,381)	(361,185)	(391,087)	(1,446,174)
Depreciation and amortization of intangible assets	(27,345)	(26,645)	(26,856)	(26,309)	(107,155)
Gains (losses), net on disposal of property and equipment	(1,433)	(1,307)	2,012	67	(661)
Interest expense	(25,798)	(22,999)	(21,387)	(22,810)	(92,994)
Defined benefit pension plan expense	(1,026)	(1,026)	(1,261)	(1,075)	(4,388)
Miscellaneous, net	1,114	(1,552)	1,488	1,864	2,914
Income (loss) from continuing operations before income taxes	(4,786)	(24,027)	86,073	151,760	209,020
Provision (benefit) for income taxes	2,412	(6,515)	22,100	37,459	55,456
Income (loss) from continuing operations, net of tax	(7,198)	(17,512)	63,973	114,301	153,564
Income (loss) from discontinued operations, net of tax	(4,611)	(4,531)	(5,455)	130,366	115,769
Net income (loss)	(11,809)	(22,043)	58,518	244,667	269,333
Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(11,809)	$(22,043)	$58,518	$244,667	$269,333
Net income (loss) from continuing operations per basic share of common stock	$(0.09)	$(0.22)	$0.76	$1.36	$1.84
Loss from discontinued operations per basic share of common stock	$(0.06)	$(0.06)	$(0.07)	$1.55	$1.39
Net income (loss) from continuing operations per diluted share of common stock	$(0.09)	$(0.22)	$0.76	$1.35	$1.83
Loss from discontinued operations per diluted share of common stock	$(0.06)	$(0.06)	$(0.07)	$1.55	$1.39
Weighted average shares outstanding:
Basic	81,077	81,418	81,522	81,650	81,418
Diluted	81,077	81,418	82,088	82,467	81,831
Cash dividends per share of common stock	$0.05	$0.05	$0.05	$0.05	$0.20
The sum of the quarterly net income (loss) per share amounts may not equal the reported annual amount because each amount is computed independently based upon the weighted-average number of shares outstanding for the period.

2019	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$277,059	$320,428	$330,857	$423,055	$1,351,399
Costs and expenses	(254,305)	(272,351)	(303,652)	(351,080)	(1,181,388)
Depreciation and amortization of intangible assets	(17,006)	(19,532)	(21,661)	(26,145)	(84,344)
Gains (losses), net on disposal of property and equipment	(173)	(144)	11	1,998	1,692
Interest expense	(8,916)	(18,023)	(26,537)	(27,120)	(80,596)
Defined benefit pension plan expense	(1,572)	(1,564)	(2,071)	(1,746)	(6,953)
Miscellaneous, net	(800)	369	2,042	(417)	1,194
Income (loss) from continuing operations before income taxes	(5,713)	9,183	(21,011)	18,545	1,004
Provision (benefit) for income taxes	(2,393)	3,385	(3,677)	5,602	2,917
Income (loss) from continuing operations, net of tax	(3,320)	5,798	(17,334)	12,943	(1,913)
Loss from discontinued operations, net of tax	(3,494)	(6,164)	(4,429)	(2,378)	(16,465)
Net income (loss)	(6,814)	(366)	(21,763)	10,565	(18,378)
Income (loss) attributable to noncontrolling interest	—	—	166	(166)	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(6,814)	$(366)	$(21,929)	$10,731	$(18,378)
Net income (loss) from continuing operations per basic share of common stock	$(0.04)	$0.07	$(0.22)	$0.16	$(0.02)
Loss from discontinued operations per basic share of common stock	$(0.04)	$(0.07)	$(0.05)	$(0.03)	$(0.20)
Net income (loss) from continuing operations per diluted share of common stock	$(0.04)	$0.07	$(0.22)	$0.16	$(0.02)
Loss from discontinued operations per diluted share of common stock	$(0.04)	$(0.07)	$(0.05)	$(0.03)	$(0.20)
Weighted average shares outstanding:
Basic	80,673	80,822	80,877	80,927	80,826
Diluted	80,673	81,196	80,877	81,322	80,826
Cash dividends per share of common stock	$0.05	$0.05	$0.05	$0.05	$0.20
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
Beginning in the second quarter of 2020, Stitcher was classified as discontinued operations in our consolidated financial statements for all periods presented.
Radio Divestiture
In the fourth quarter of 2017, we began the process to divest our radio business. Our radio business consisted of 34 radio stations in eight markets. We closed on the sale of our Tulsa radio stations on October 1, 2018, closed on the sales of our Milwaukee, Knoxville, Omaha, Springfield and Wichita radio stations on November 1, 2018 and closed on the sales of our Boise and Tucson radio stations on December 12, 2018. We have reported its results as discontinued operations for the year ended 2018.

Operating results of our Stitcher and radio operations included in discontinued operations were as follows:

	2020	2019	2018
(in thousands)	Stitcher	Stitcher	Stitcher	Radio	Total

Operating revenues	$57,573	$72,545	$51,063	$49,243	$100,306
Total costs and expenses	(88,599)	(91,725)	(66,311)	(42,694)	(109,005)
Depreciation and amortization of intangible assets	(1,157)	(2,642)	(3,276)	—	(3,276)
Impairment of goodwill and intangible assets	—	—	—	(25,900)	(25,900)
Other, net	(174)	(57)	29	(179)	(150)
Loss from operations	(32,357)	(21,879)	(18,495)	(19,530)	(38,025)
Pretax gain (loss) on disposal	182,589	—	—	(18,558)	(18,558)
Gain (loss) from discontinued operations before income taxes	150,232	(21,879)	(18,495)	(38,088)	(56,583)
Income tax (provision) benefit	(34,463)	5,414	4,683	1,760	6,443
Income (loss) from discontinued operations, net of tax	$115,769	$(16,465)	$(13,812)	$(36,328)	$(50,140)

Stitcher’s discontinued operating results in 2020 include a contract termination charge that totaled $12 million. The gain on disposal for Stitcher reflects an $10 million fair value estimate for the contingent earnout consideration.

Results of discontinued operations in 2018 included $25.9 million of a non-cash impairment charge to write-down the goodwill of our radio business to fair value. The income tax provision for discontinued operations was impacted by a non-deductible charge of $30.9 million in 2018.

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

The following table presents a summary of the Stitcher net assets classified as discontinued operations.

(in thousands)	As of December 31, 2019

Assets:
Total current assets	$34,793
Investments	178
Property and equipment	5,526
Goodwill and intangible assets	48,292
Operating lease right-of-use assets	10,448
Other assets	2,029
Total assets of discontinued operations	101,266
Liabilities:
Total current liabilities	10,175
Other liabilities	12,552
Total liabilities of discontinued operations	22,727
Net assets of discontinued operations	$78,539

WPIX

When we acquired the Nexstar-Tribune television stations in 2019, we granted Nexstar the option to repurchase WPIX, the CW-affiliated station in New York City. The option was exercisable from March 31, 2020, through the end of 2021, and was assignable by Nexstar to a third party. In July 2020, Nexstar assigned their option to repurchase WPIX to Mission Broadcasting, Inc., and Mission immediately exercised the option. The option price was $75 million plus accrued interest, to be calculated on the period between September 19, 2019, the purchase date of WPIX, and the option sale closing date. The transaction closed on December 30, 2020 for cash consideration of $83.7 million. Including interest income of $7.6 million, we recognized gains from the WPIX disposition totaling $6.5 million in the fourth quarter of 2020. These gains are included within the miscellaneous, net caption on our Consolidated Statements of Operations.

Pending Triton Sale

During the first quarter of 2021, our Board of Directors approved the sale of our Triton business. On February 16, 2021, we signed a definitive agreement to sell the business for $230 million. The transaction is expected to close in the second quarter of 2021 upon satisfaction of normal and customary closing conditions and regulatory approval.