Form 10-Q
period 2021-03-31
E.W. SCRIPPS Co
filed 2021-05-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2021, there were 70,349,196 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2021
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2021, in connection with the ION transaction, we issued to Berkshire Hathaway, Inc. and certain of its subsidiaries 6,000 shares of series A preferred stock (the Preferred Shares) with a warrant to purchase approximately 23.1 million shares of Scripps Class A common stock at an exercise price of $13 (the Warrant) for $600 million. The Preferred Shares and the Warrant have not been registered under the Securities Act of 1933, as amended, and were issued and sold in a private placement pursuant to Section 4(2) thereof. See Note 3. Acquisitions and Note 14. Capital Stock, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for more information.

In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares have been repurchased under the authorization. Under the terms of the Preferred Shares, we are prohibited from repurchasing our common shares until all Preferred Shares are redeemed.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2021.

Item 4. Mine Safety Disclosures
None.
3

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 10, 2021	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2021	As of December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$538,185	$576,021
Cash restricted for pending acquisition	—	1,050,000
Accounts receivable (less allowances— $3,327 and $3,443)	495,895	429,017
FCC repack receivable	7,559	12,363
Miscellaneous	31,098	26,784
Total current assets	1,072,737	2,094,185
Investments	15,555	14,404
Property and equipment	397,858	343,920
Operating lease right-of-use assets	128,217	51,471
Goodwill	2,963,565	1,203,212
Other intangible assets	1,997,712	975,444
Programming	300,022	138,701
Miscellaneous	23,014	38,049
Total Assets	$6,898,680	$4,859,386

Liabilities and Equity
Current liabilities:
Accounts payable	$66,479	$68,139
Unearned revenue	21,408	14,101
Current portion of long-term debt	18,612	10,612
Accrued liabilities:
Employee compensation and benefits	45,601	55,133
Programming liability	144,641	72,743
Accrued interest	24,201	16,514
Miscellaneous	40,259	85,588
Other current liabilities	70,609	35,626
Total current liabilities	431,810	358,456
Long-term debt (less current portion)	3,690,284	2,923,359
Deferred income taxes	347,347	85,844
Operating lease liabilities	120,731	42,097
Other liabilities (less current portion)	739,321	286,365
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares at March 31, 2021	408,210	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,349,196 and 69,794,917 shares	704	698
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	409,033	817
Additional paid-in capital	1,133,366	1,130,789
Retained earnings	125,702	131,778
Accumulated other comprehensive loss, net of income taxes	(98,914)	(100,119)
Total equity	1,569,187	1,163,265
Total Liabilities and Equity	$6,898,680	$4,859,386
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020

Operating Revenues:
Advertising	$362,614	$254,541
Retransmission and carriage	156,497	138,950
Other	21,810	20,732
Total operating revenues	540,921	414,223
Operating Expenses:
Costs of revenues, excluding depreciation and amortization	264,395	231,900
Selling, general and administrative expenses, excluding depreciation and amortization	144,026	127,711
Acquisition and related integration costs	28,645	4,910
Restructuring costs	7,050	—
Depreciation	14,125	13,351
Amortization of intangible assets	25,382	13,994
Losses (gains), net on disposal of property and equipment	80	1,433
Total operating expenses	483,703	393,299
Operating income	57,218	20,924
Interest expense	(43,882)	(25,798)
Defined benefit pension plan income (expense)	7	(1,026)
Gains on sale of business	81,784	—
Gains (losses) on stock warrants	(67,244)	—
Miscellaneous, net	(4,851)	1,114
Income (loss) from continuing operations before income taxes	23,032	(4,786)
Provision for income taxes	19,529	2,412
Income (loss) from continuing operations, net of tax	3,503	(7,198)
Income (loss) from discontinued operations, net of tax	2,064	(4,611)
Net income (loss)	5,567	(11,809)
Preferred stock dividends	(11,643)	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(6,076)	$(11,809)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Income (loss) from discontinued operations	0.02	(0.06)
Net income (loss) per basic share of common stock:	$(0.07)	$(0.15)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Income (loss) from discontinued operations	0.02	(0.06)
Net income (loss) per diluted share of common stock:	$(0.07)	$(0.15)
See notes to condensed consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income (loss) per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income (loss)	$5,567	$(11,809)
Changes in defined benefit pension plans, net of tax of $374 and $286	1,187	902
Other	18	6
Total comprehensive income (loss) attributable to preferred and common stockholders	$6,772	$(10,901)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$5,567	$(11,809)
Income (loss) from discontinued operations, net of tax	2,064	(4,611)
Income (loss) from continuing operations, net of tax	3,503	(7,198)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	39,507	27,345
Losses (gains), net on disposal of property and equipment	80	1,433
Gains on sale of business	(81,784)	—
(Gains) losses on stock warrants	67,244	—
Programming assets and liabilities	(37,042)	(28,289)
Restructuring impairment charges	7,050	—
Deferred income taxes	6,951	16,305
Stock and deferred compensation plans	11,092	2,143
Pension expense, net of contributions	(5,987)	(4,034)
Other changes in certain working capital accounts, net	41,045	8,806
Miscellaneous, net	(1,565)	1,630
Net cash provided by operating activities from continuing operations	50,094	18,141
Net cash used in operating activities from discontinued operations	—	(4,440)
Net operating activities	50,094	13,701
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,679,798)	—
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(525)
Additions to property and equipment	(4,139)	(16,165)
Purchase of investments	(1,263)	(3,087)
Proceeds from FCC repack	5,345	2,719
Miscellaneous, net	12	773
Net cash used in investing activities from continuing operations	(2,455,283)	(16,285)
Net cash used in investing activities from discontinued operations	—	(45)
Net investing activities	(2,455,283)	(16,330)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	175,000
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(4,653)	(2,653)
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(9,067)	(4,108)
Tax payments related to shares withheld for vested stock and RSUs	(6,369)	(2,266)
Miscellaneous, net	(415)	(16,574)
Net cash provided by financing activities from continuing operations	1,317,373	149,399
Effect of foreign exchange rates on cash and cash equivalents	(20)	(111)
Increase (decrease) in cash and cash equivalents	(1,087,836)	146,659
Cash and cash equivalents:
Beginning of year	1,626,021	32,968
End of period	$538,185	$179,627

Supplemental Cash Flow Disclosures
Interest paid	$29,354	$24,833
Income taxes refunded (paid)	$547	$(12)
Non-cash investing information
Capital expenditures included in accounts payable	$5,764	$1,187
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2021 and 2020 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	5,567	1,205	6,772
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $1,511 per share	576	—	—	(11,643)	—	(11,067)
Compensation plans: 554,279 net shares issued *	—	6	2,577	—	—	2,583
As of March 31, 2021	$408,210	$823	$1,133,366	$125,702	$(98,914)	$1,569,187
* Net of tax payments related to shares withheld for vested RSUs of $6,369 for the three months ended March 31, 2021.

As of December 31, 2019	$—	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	—	(11,809)	908	(10,901)
Cash dividend: declared and paid - $0.05 per share	—	—	—	(4,108)	—	(4,108)
Compensation plans: 429,273 net shares issued *	—	4	2,390	—	—	2,394
As of March 31, 2020	$—	$814	$1,119,485	$(136,898)	$(98,081)	$885,320
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2020 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.
Expense amounts that were previously reported under the captions “Employee compensation and benefits,” “Programming,” and “Other expenses” in our 2020 Condensed Consolidated Statements of Operations have been reclassified into line items captioned as either “Costs of revenues” or “Selling, general and administrative expenses.” Costs of revenues reflect the costs of providing our broadcast signals, programming and other content to respective distribution platforms. The costs captured within the costs of revenues caption include programming, content distribution, satellite transmission fees, production and operations and other direct costs. Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local and national television brands. All of our businesses provide content and services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, Scripps Networks and Other. Additional information for our business segments is presented in the Notes to Condensed Consolidated Financial Statements.

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
Core Advertising — Core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast airtime, as well as digital advertising. Pricing of advertising time is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Advertising time is sold through a combination of local sales staff and national sales representative firms. Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
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
Other Products and Services — We derive revenue from sponsorships and community events through our Local Media segment. Our Scripps Networks segment offers subscription services for access to premium content to its customers.
Refer to Note 13.Segment Information for further information, including revenue by significant product and service offering.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.3 million at March 31, 2021 and $3.4 million at December 31, 2020.

We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $21.4 million at March 31, 2021 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $14.1 million at December 31, 2020. We recorded $4.4 million of revenue in the three months ended March 31, 2021 that was included in unearned revenue at December 31, 2020.
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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2020 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $8.3 million and $4.2 million for the first quarter of 2021 and 2020, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2021	2020

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$3,503	$(7,198)
Less preferred stock dividends	(11,643)	—
Numerator for basic and diluted earnings per share	$(8,140)	$(7,198)
Denominator
Basic weighted-average shares outstanding	81,902	81,077
Effect of dilutive securities:
Restricted stock units	—	—
Diluted weighted-average shares outstanding	81,902	81,077

For the three month periods ended March 31, 2021 and 2020, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. The March 31, 2021 and 2020 diluted EPS calculations exclude the effect from 2.4 million and 2.2 million, respectively, of outstanding RSUs that were anti-dilutive. The basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

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

3. Acquisitions

ION Acquisition

On January 7, 2021, we completed the acquisition of national broadcast network ION Media Networks, Inc. ("ION") for $2.65 billion. ION is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through owned Federal Communications Commission-licensed television stations as well as affiliated TV stations, reaching 100 million of U.S. homes through its over-the-air broadcast and pay TV platforms. With the acquisition of ION, we created a full-scale national television networks business by combining the ION network with the five Katz networks and national news network, Newsy.

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

The following table summarizes the net cash consideration for the ION transaction.

(in thousands)

Total purchase price	$2,650,000
Plus: Cash acquired	14,493
Plus: Working capital	59,798
Total transaction gross cash consideration	2,724,291
Less: Proceeds from ION stations divested	(30,000)
Total transaction net cash consideration	2,694,291
Less: Cash acquired	(14,493)
Total consideration, net of cash acquired	$2,679,798

The following table summarizes the preliminary fair values of the ION assets acquired and liabilities assumed at the closing date.

(in thousands)

Accounts receivable	$133,559
Other current assets	4,033
Programming rights	169,027
Property and equipment	63,073
Operating lease right-of-use assets	72,717
Other assets	4,513
Goodwill	1,846,329
Indefinite-lived intangible assets - FCC licenses	433,700
Amortizable intangible assets:
INYO affiliation agreement	433,000
Other affiliation relationships	25,000
Advertiser relationships	139,000
Trade names	72,000
Accounts payable	(9,677)
Unearned revenue	(13,043)
Accrued expenses	(27,083)
Current portion of programming liabilities	(92,721)
Other current liabilities	(8,373)
Programming liabilities	(191,837)
Deferred tax liabilities	(266,389)
Operating lease liabilities	(78,000)
Other long-term liabilities	(29,030)
Total consideration, net of cash acquired	$2,679,798

Of the value allocated to amortizable intangible assets, the INYO affiliation agreement has an estimated amortization period of 20 years, advertiser relationships have an estimated amortization period of 10 years, other affiliation relationships have an estimated amortization period of 12 years and the value allocated to trade names has an estimated amortization period of 10 years.

The goodwill of $1.8 billion arising from the transactions consists largely of synergies, economies of scale and other benefits of a larger national broadcast footprint and becoming the largest holder of broadcast spectrum. We allocated the goodwill to our Scripps Networks segment. The transaction is accounted for as a stock acquisition which applies carryover tax basis to the assets and liabilities acquired. The goodwill is not deductible for income tax purposes.

From the January 7, 2021 acquisition date through March 31, 2021, revenues from ION's operations of $126 million have been included in the accompanying Condensed Consolidated Statements of Operations. Acquisition and integration costs related to the transaction, including legal and professional fees and severance costs, totaled $26.2 million for the three months ended March 31, 2021.

KCDO Television Station

On November 20, 2020, we closed on the acquisition of the KCDO television station in the Denver, Colorado market. Included in the sale was KSBS-CD, a low power translator of KCDO. Total consideration for the transaction totaled $9.6 million. The preliminary purchase price allocated $6.9 million to the acquired FCC license, $1.7 million to goodwill, $0.9 million to property and equipment and the remainder was allocated to various working capital accounts.

Pro forma results of operations

Pro forma results of operations, assuming the ION acquisition had taken place at the beginning of 2020, are presented in the following table. The pro forma results do not include KCDO, as the impact of this acquisition, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and ION (excluding the results of the divested stations sold to INYO), as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

	Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2021	2020

Operating revenues	$547,643	$559,436
Net income (loss) attributable to Scripps shareholders	13,009	(15,146)
Net income (loss) per share:
Basic	$0.15	$(0.19)
Diluted	0.15	(0.19)

Pro forma results in 2020 include $35.6 million of non-recurring transaction related costs. The pro forma results in 2021 reflect a $26.2 million reversal of ION transaction costs incurred that are already being captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2021 - Acquisition and related integration costs of $28.6 million in the first quarter of 2021 primarily reflect investment banking, legal fees and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

Restructuring costs totaled $7.1 million in the first quarter of 2021. In connection with the Newsy restructuring plan, we incurred charges for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

During the first quarter of 2021, we completed the sale of our Triton business. The sale generated total net proceeds of $225 million and we recognized a pre-tax gain from disposition totaling $81.8 million.

The first quarter of 2021 includes a $67.2 million non-cash charge related to our outstanding common stock warrant. The warrant obligation is marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation.

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

The effective income tax rate for the three months ended March 31, 2021 and 2020 was 85% and (50)%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.3 million benefit in 2021 and $1.0 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $4.0 million expense in 2020). Additionally, in the first quarter of 2021, we had a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business, and a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition. Finally, a non-deductible expense of $70.7 million was recorded in the first quarter of 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At December 31, 2020, our cash and cash equivalents included $1.1 billion held in a restricted cash account for the ION Media Networks, Inc. ("ION") acquisition. The restricted balance represents the senior secured notes and senior unsecured notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION acquisition. Refer to Note 9. Long-Term Debt and Note 3. Acquisitions for further information on the $550 million senior secured notes and $500 million senior unsecured notes that were issued on December 30, 2020. At March 31, 2021, no cash was held in a restricted cash account.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 totaled $5.9 million and $4.9 million, including short-term lease costs of $0.5 million and $0.2 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2021	As of December 31, 2020

Balance Sheet Information
Right-of-use assets	$128,217	$51,471
Other current liabilities	19,396	9,623
Operating lease liabilities	120,731	42,097
Weighted Average Remaining Lease Term
Operating leases	8.82 years	7.64 years
Weighted Average Discount Rate
Operating leases	4.33%	5.96%

	Three Months Ended March 31,
(in thousands)	2021	2020

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$4,875	$4,178
Right-of-use assets obtained in exchange for lease obligations	5,980	410

Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 were as follows:

(in thousands)	Operating Leases

Remainder of 2021	$23,470
2022	26,005
2023	21,735
2024	18,924
2025	14,917
Thereafter	62,886
Total future minimum lease payments	167,937
Less: Imputed interest	(27,810)
Total	$140,127

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	$905,494	$211,742	$85,976	$1,203,212

Gross balance as of March 31, 2021	$1,122,408	$2,079,071	$—	$3,201,479
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of March 31, 2021	$905,494	$2,058,071	$—	$2,963,565

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,074,244	$616,244
Customer lists and advertiser relationships	213,400	102,900
Other	132,092	104,445
Total carrying amount	1,419,736	823,589
Accumulated amortization:
Television affiliation relationships	(127,490)	(113,950)
Customer lists and advertiser relationships	(53,871)	(53,232)
Other	(31,178)	(37,778)
Total accumulated amortization	(212,539)	(204,960)
Net amortizable intangible assets	1,207,197	618,629
Indefinite-lived intangible assets — FCC licenses	790,515	356,815
Total other intangible assets	$1,997,712	$975,444

Estimated amortization expense of intangible assets for each of the next five years is $67.7 million for the remainder of 2021, $88.6 million in 2022, $83.5 million in 2023, $82.1 million in 2024, $80.4 million in 2025, $77.4 million in 2026 and $727.5 million in later years.
9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	550,000	550,000
Senior unsecured notes, due in 2025	400,000	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Senior unsecured notes, due in 2031	500,000	500,000
Term loan, due in 2024	289,500	290,250
Term loan, due in 2026	749,757	751,660
Term loan, due in 2028	798,000	—
Total outstanding principal	3,787,257	2,991,910
Less: Debt issuance costs and issuance discounts	(78,361)	(57,939)
Less: Current portion	(18,612)	(10,612)
Net carrying value of long-term debt	$3,690,284	$2,923,359
Fair value of long-term debt *	$3,797,121	$3,064,194
* Fair values of the 2025, 2027, 2029 and 2031 Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, the capacity of our Revolving Credit Facility was increased from $210 million to $400 million. Additionally, the Sixth Amendment extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of March 31, 2021, we had no borrowings under the Revolving Credit Facility. As of March 31, 2021 and December 31, 2020, we had outstanding letters of credit totaling $6.8 million and $6.0 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024 ("2024 term loan"). Interest is currently payable on the 2024 term loan at a rate based on LIBOR, plus a fixed margin of 2.00%. Interest will reduce to a rate of LIBOR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75. The 2024 term loan requires annual principal payments of $3 million.
As of March 31, 2021 and December 31, 2020, the interest rate on the 2024 term loan was 2.11% and 2.15%, respectively. The weighted-average interest rate was 2.13% and 3.67% for the three months ended March 31, 2021 and 2020, respectively.

On May 1, 2019, we entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement ("Fourth Amendment"). Under the Fourth Amendment, we issued a $765 million term loan B ("2026 term loan") that matures in May 2026. Interest is currently payable on the 2026 term loan at a rate based on LIBOR, plus a fixed margin of 2.56%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and original issuance discount totaled approximately $23.0 million with this term loan, which are being amortized over the life of the loan.

As of March 31, 2021 and December 31, 2020, the interest rate on the 2026 term loan was 3.31% and 2.65%, respectively. The weighted-average interest rate on the term loan was 3.26% and 4.17% for the three months ended March 31, 2021 and 2020, respectively.

Under the Sixth Amendment, we also issued an $800 million term loan B that contributed to the financing of the ION acquisition. The term loan matures in 2028 with interest payable at rates based on LIBOR, plus a fixed margin of 3.00%. Additionally, the Sixth Amendment provided that the LIBOR rate could not be less than 0.75% for our term loans that mature in 2026 and 2028. The 2028 term loan requires annual principal payments of $8.0 million. We incurred deferred financing costs totaling $23.4 million related to this term loan and the amendment to the Revolving Credit Facility, which are being amortized over the life of the term loan.

As of March 31, 2021, the interest rate on the 2028 term loan was 3.75%. The weighted-average interest rate on the term loan was 3.75% for the three months ended March 31, 2021.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of March 31, 2021, we were in compliance with our financial covenants.

2029 Senior Secured Notes

On December 30, 2020, we issued $550 million of senior secured notes (the "2029 Senior Notes"), which bear interest at a rate of 3.875% per annum and mature on January 15, 2029. The proceeds of the 2029 Senior Notes were deposited into a segregated escrow account. The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2029 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price of 103.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2029 Senior Notes before January 15, 2024 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2024 and before January 15, 2026, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2029 Senior Notes may require us to repurchase some or all of the notes. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. The 2029 Senior Notes are guaranteed by us and the majority our subsidiaries and are secured on equal footing with the obligations under the Senior Secured Credit Agreement. Following the release of the proceeds from escrow on January 7, 2021, the notes became secured, on a first lien basis, from pledges of equity interests in our subsidiaries and by substantially all of the existing and future assets of Scripps. The 2029 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $13.8 million of deferred financing costs in connection with the issuance of the 2029 Senior Notes, which are being amortized over the life of the notes.

2025 Senior Unsecured Notes

On April 28, 2017, we issued $400 million of senior unsecured notes (the "2025 Senior Notes"), which bear interest at a rate of 5.125% per annum and mature on May 15, 2025. The 2025 Senior Notes were priced at 100% of par value and interest is payable semi-annually on May 15 and November 15. On or after May 15, 2020 and before May 15, 2023, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain assets or have a change of control, the holders of the 2025 Senior Notes may require us to repurchase some or all of the notes. The 2025 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2025 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $7.0 million of deferred financing costs in connection with the issuance of the 2025 Senior Notes, which are being amortized over the life of the notes.

On April 15, 2021, we announced our intention to redeem the 2025 Senior Notes on May 15, 2021. The redemption price of the notes will be equal to 102.563% of the aggregate principal amount plus accrued and unpaid interest up to the redemption date. The notes will be redeemed with cash on hand.

2027 Senior Unsecured Notes

On July 26, 2019, we issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15. Prior to July 15, 2022, we may redeem up to 40% of the aggregate principal amount of the 2027 Senior Notes at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the notes before July 15, 2022 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after July 15, 2022 and before July 15, 2025, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

We incurred approximately $10.7 million of deferred financing costs in connection with the issuance of the 2027 Senior Notes, which are being amortized over the life of the notes.

2031 Senior Unsecured Notes

On December 30, 2020, we issued $500 million of senior unsecured notes (the "2031 Senior Notes"), which bear interest at a rate of 5.375% per annum and mature on January 15, 2031. The proceeds of the 2031 Senior Notes were deposited into a segregated escrow account. The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2031 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes at a redemption price of 105.375% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2031 Senior Notes before January 15, 2026 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2026 and before January 15, 2029, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2031 Senior Notes may require us to repurchase some or all of the notes. The 2031 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2031 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

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

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020

Employee compensation and benefits	$36,614	$34,020
Deferred FCC repack income	44,442	44,945
Programming liability	207,093	33,481
Liability for pension benefits	154,212	161,845
Liabilities for uncertain tax positions	21,760	2,332
Liability for common stock warrants	248,084	—
Other	27,116	9,742
Other liabilities (less current portion)	$739,321	$286,365

In connection with the acquisition of ION, we assumed $19.3 million of uncertain tax position liabilities. Approximately $15.1 million of the liability is attributed to disallowed domestic production activities deductions (DPAD). We currently expect this DPAD liability will be resolved through settlement, amendments and/or payment within the next twelve months.

With the Preferred Shares issuance, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder's option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no Preferred Shares remain outstanding. Since the holder has the option to settle the warrant through cash payment of the exercise price and/or through surrendering portions of their Preferred Shares for the stated par value, a liability must be recognized for the fair value of the warrant. The valuation model, classified within Level 3 of the fair value hierarchy, includes inputs for the estimated term of the warrant, the historical volatility rate of Scripps common stock and the exercise price for the warrant. At time of issuance, the fair value of the warrant totaled $181 million. The fair value of the warrant is remeasured each reporting period and totaled $248 million at March 31, 2021. The increase in our stock price during 2021 was the primary contributor to the increase in the fair value of the warrant. Change in the fair value of the warrant during each reporting period is captured in the gains/ losses on stock warrants caption in the Condensed Consolidated Statements of Operations.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2021	2020

Accounts receivable	$43,559	$8,850
Other current assets	1,851	(11,969)
Accounts payable	6,342	14,034
Accrued employee compensation and benefits	(19,387)	(13,711)
Accrued interest	7,687	(1,172)
Other accrued liabilities	(16,151)	15,041
Unearned revenue	(5,672)	(3,130)
Other, net	22,816	863
Total	$41,045	$8,806

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020

Interest cost	$4,103	$4,917
Expected return on plan assets, net of expenses	(5,820)	(5,256)
Amortization of actuarial loss and prior service cost	1,487	1,125
Total for defined benefit pension plan	(230)	786
Multi-employer plans	—	9
SERPs	223	240
Defined contribution plan	3,978	3,779
Net periodic benefit cost	3,971	4,814
Allocated to discontinued operations	—	(205)
Net periodic benefit cost — continuing operations	$3,971	$4,609

We contributed $0.3 million to fund current benefit payments for our SERPs and $5.7 million for our defined benefit pension plan during the three months ended March 31, 2021. During the remainder of 2021, we anticipate contributing an additional $1.1 million to fund the SERPs' benefit payments. We are required to contribute an additional $18.7 million to fund our qualified defined benefit pension plan in order to meet our 2021 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

13. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis on which our chief operating decision maker makes resource-allocation decisions.
Effective with the January 7, 2021 close of the ION acquisition, we realigned our internal reporting structure and changed the reporting of our businesses’ operating results to reflect this new structure. Under the new structure, our operating results are reported under Local Media, Scripps Networks and Other segment captions.
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

Our Scripps Networks segment is comprised of the ION national network, the Katz multicast networks and the Newsy national news network. These operations earn revenue primarily through the sale of advertising.
The operating results of our recently sold Triton business, and the other national businesses that were previously reported in our National Media segment, are aggregated with our remaining business activities in the Other segment caption.
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits and shared services to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.

Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan amounts, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Segment operating revenues:
Local Media	$312,581	$324,933
Scripps Networks	213,660	76,755
Other	18,121	15,664
Intersegment eliminations	(3,441)	(3,129)
Total operating revenues	$540,921	$414,223
Segment profit (loss):
Local Media	$55,937	$59,106
Scripps Networks	92,203	9,969
Other	3,281	4,191
Shared services and corporate	(18,921)	(18,654)
Acquisition and related integration costs	(28,645)	(4,910)
Restructuring costs	(7,050)	—
Depreciation and amortization of intangible assets	(39,507)	(27,345)
Gains (losses), net on disposal of property and equipment	(80)	(1,433)
Interest expense	(43,882)	(25,798)
Defined benefit pension plan income (expense)	7	(1,026)
Gains on sale of business	81,784	—
Gains (losses) on stock warrants	(67,244)	—
Miscellaneous, net	(4,851)	1,114
Income (loss) from continuing operations before income taxes	$23,032	$(4,786)
Depreciation:
Local Media	$9,685	$11,490
Scripps Networks	3,835	1,295
Other	249	185
Shared services and corporate	356	381
Total depreciation	$14,125	$13,351
Amortization of intangible assets:
Local Media	$9,597	$9,921
Scripps Networks	13,117	1,835
Other	2,147	1,900
Shared services and corporate	521	338
Total amortization of intangible assets	$25,382	$13,994
Additions to property and equipment:
Local Media	$5,454	$14,441
Scripps Networks	1,489	1,591
Other	430	223
Shared services and corporate	19	114
Total additions to property and equipment	$7,392	$16,369

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Operating revenues:
Core advertising	$361,303	$235,821
Political	1,311	18,720
Retransmission and carriage fees	156,497	138,950
Other	21,810	20,732
Total operating revenues	$540,921	$414,223

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends, effective through March 15, 2021, were paid in the first quarter totaling $9.1 million.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during the three months ended March 31, 2021. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $374(a)	1,187	18	1,205
Net current-period other comprehensive income (loss)	1,187	18	1,205
Ending balance, March 31, 2021	$(98,602)	$(312)	$(98,914)

	Three Months Ended March 31, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $286(a)	902	6	908
Net current-period other comprehensive income (loss)	902	6	908
Ending balance, March 31, 2020	$(97,832)	$(249)	$(98,081)
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

Operating results of our discontinued Stitcher operations were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Operating revenues	$—	$17,128
Total costs and expenses	—	(22,802)
Depreciation and amortization of intangible assets	—	(570)
Other, net	2,686	—
Income (loss) from discontinued operations before income taxes	2,686	(6,244)
Provision (benefit) for income taxes	622	(1,633)
Net income (loss) from discontinued operations	$2,064	$(4,611)

During the first quarter of 2021, the estimate for the contingent earnout consideration was increased by $2.7 million. The current fair value estimate for the contingent earnout consideration is $12.7 million.

Triton Digital

During the first quarter of 2021, our Board of Directors approved the sale of our Triton Digital business. On February 16, 2021, we signed a definitive agreement to sell the business and the transaction closed on March 31, 2021. The sale generated total net proceeds of $225 million and we recognized a pre-tax gain from disposition totaling $81.8 million.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. In our Scripps Networks division, we operate national brands including the ION national network, five national multicast networks - Bounce, Grit, Laff, Court TV and Court TV Mystery, and the next-generation national news network Newsy. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

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
The acquisition of ION enables us to create a full-scale national television networks business. By combining ION with the Katz networks and Newsy, Scripps Networks reaches nearly every American through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates’ markets. Our five Katz networks air on digital subchannels on our and other broadcast stations.

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

We also announced plans to launch two new national television networks later in 2021. The two networks, which will be distributed for free to viewers over-the-air, will be demo-specific and reality-based and are expected to be available in at least 75% of U.S. television homes on their July 1, 2021 launch. One of the networks will target women in the 25-54 demographic and will feature off-network shows such as "Storage Wars," "Married at First Sight," "Hoarders," and "Little Women: LA." The other network will target men ages 25-54 and its programming will include off-network series such as "Pawn Stars," "Forged in Fire," "American Pickers," and "The Curse of Oak Island."

During the first quarter of 2021, the Company began notifying MVPDs carrying Newsy of our intent to exit cable and satellite distribution of the network later this year. In April 2021, we announced plans for the over-the-top national news network to launch on over the air television stations as well. At its planned launch in October, we anticipate that Newsy will be available over-the-air in all major markets and in at least 80% of U.S. television homes. The network will be headquartered in Atlanta and will be carried primarily on the Scripps-owned ION stations and select Scripps local television stations and those of other station groups. In connection with this Newsy restructuring plan, we expect to incur costs related to relocating certain employees, exiting certain contractual agreements and writing down assets associated with existing cable and satellite provider relationships. We incurred a $7.1 million restructuring charge in the first quarter of 2021 for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

During the first quarter of 2021, our Board of Directors approved the sale of our Triton business and we signed a definitive agreement to sell the business on February 16, 2021. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2021	Change	2020

Operating revenues	$540,921	30.6%	$414,223
Cost of revenues, excluding depreciation and amortization	(264,395)	14.0%	(231,900)
Selling, general and administrative expenses, excluding depreciation and amortization	(144,026)	12.8%	(127,711)
Acquisition and related integration costs	(28,645)		(4,910)
Restructuring costs	(7,050)		—
Depreciation and amortization of intangible assets	(39,507)		(27,345)
Gains (losses), net on disposal of property and equipment	(80)		(1,433)
Operating income	57,218		20,924
Interest expense	(43,882)		(25,798)
Defined benefit pension plan income (expense)	7		(1,026)
Gains on sale of business	81,784		—
Gains (losses) on stock warrants	(67,244)		—
Miscellaneous, net	(4,851)		1,114
Income (loss) from continuing operations before income taxes	23,032		(4,786)
Provision for income taxes	(19,529)		(2,412)
Income (loss) from continuing operations, net of tax	3,503		(7,198)
Income (loss) from discontinued operations, net of tax	2,064		(4,611)
Net income (loss)	$5,567		$(11,809)

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $127 million or 31% for the first three months of 2021 when compared to the prior year quarter. Excluding the impact of ION, as well as the impact of the WPIX television station that was sold in the fourth quarter of 2020, operating revenues increased 5.0% year-over-year. Higher retransmission revenues in our Local Media group and overall growth in our legacy Scripps Networks operations contributed to the year-over-year increase. These revenue increases were partially offset by a decline in same-station political revenue of $16.6 million in this non-election year.

Costs of revenues, which are comprised of programming costs and costs associated with distributing our content, increased $32.5 million or 14% for the first three months of 2021 when compared to the prior year quarter. Programming costs, which represent the primary driver of fluctuation in costs of revenues, increased $37.0 million in the first quarter of 2021 compared to the prior year quarter. Excluding the impacts of the ION acquisition and the WPIX disposition, programming costs increased $15.9 million or 12% year-over-year as a result of higher network affiliation fees at our Local Media and Scripps Networks stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our legacy Scripps Networks operations.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $16.3 million or 13% for the first three months of 2021 when compared to the prior year quarter, primarily attributed to incremental costs incurred related to the ION acquisition, as well as higher marketing and advertising costs for our legacy Scripps Networks businesses.

Acquisition and related integration costs of $28.6 million incurred in the first three months of 2021 primarily reflect investment banking, legal fees and professional service costs incurred to complete and integrate the ION acquisition, which closed on January 7, 2021.

Restructuring costs of $7.1 million incurred in the first three months of 2021 reflect charges incurred for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

Depreciation and amortization of intangible assets increased from $27.3 million in 2020 to $39.5 million in 2021 primarily due to the acquisition of ION.

Interest expense increased in the first three months of 2021 due to the issuance of new debt to finance the ION acquisition, which included $550 million of senior secured notes, $500 million of senior unsecured notes and an $800 million term loan issued upon the close of the acquisition.

In the first quarter of 2021, we recognized an $81.8 million pre-tax gain from the disposition of the Triton business. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

The first quarter of 2021 includes a $67.2 million non-cash charge related to our outstanding common stock warrant. The warrant obligation is marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation.

The effective income tax rate was 85% and (50)% for the three months ended March 31, 2021 and 2020, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.3 million benefit in 2021 and $1.0 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $4 million expense in 2020). Additionally, in the first quarter of 2021, we had a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of our Triton business, and a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition. Finally, a non-deductible expense of $70.7 million was recorded in the first quarter of 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

Discontinued Operations

Discontinued operations reflect the historical results of our Stitcher operations. During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business and we signed a definitive agreement for its sale on July 10, 2020. The transaction closed on October 16, 2020.

Business Segment Results — As discussed in the Notes to Condensed Consolidated Financial Statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan amounts, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including information technology, certain employee benefits and shared services to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes and deferred income taxes.
Effective with the January 7, 2021 close of the ION acquisition, we realigned our internal reporting structure and changed the reporting of our businesses’ operating results to reflect this new structure. Under the new structure, our operating results are reported under Local Media, Scripps Networks and Other segment captions. The Scripps Networks segment is comprised of the ION national network, the Katz multicast networks and the Newsy national news network. The operating results of our recently sold Triton business, and the other national businesses that were previously reported in our National Media segment, are aggregated with our remaining business activities in the Other segment caption.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2021	Change	2020

Segment operating revenues:
Local Media	$312,581	(3.8)%	$324,933
Scripps Networks	213,660		76,755
Other	18,121	15.7%	15,664
Intersegment eliminations	(3,441)	10.0%	(3,129)
Total operating revenues	$540,921	30.6%	$414,223
Segment profit (loss):
Local Media	$55,937	(5.4)%	$59,106
Scripps Networks	92,203		9,969
Other	3,281	(21.7)%	4,191
Shared services and corporate	(18,921)	1.4%	(18,654)
Acquisition and related integration costs	(28,645)		(4,910)
Restructuring costs	(7,050)		—
Depreciation and amortization of intangible assets	(39,507)		(27,345)
Gains (losses), net on disposal of property and equipment	(80)		(1,433)
Interest expense	(43,882)		(25,798)
Defined benefit pension plan income (expense)	7		(1,026)
Gains on sale of business	81,784		—
Gains (losses) on stock warrants	(67,244)		—
Miscellaneous, net	(4,851)		1,114
Income (loss) from continuing operations before income taxes	$23,032		$(4,786)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2021	Change	2020

Segment operating revenues:
Core advertising	$152,138	(5.2)%	$160,522
Political	1,311		18,720
Retransmission and carriage fees	155,659	10.9%	140,327
Other	3,473	(35.3)%	5,364
Total operating revenues	312,581	(3.8)%	324,933
Segment costs and expenses:
Employee compensation and benefits	106,828	(4.3)%	111,596
Programming	110,330	7.9%	102,273
Other expenses	39,486	(24.0)%	51,958
Total costs and expenses	256,644	(3.5)%	265,827
Segment profit	$55,937	(5.4)%	$59,106

On December 30, 2020, we completed the sale of our WPIX television station. The exclusion of the station's operating results for the periods subsequent to the disposition impacts the comparability of our Local Media operating results.

Revenues

Total Local Media revenues decreased $12.4 million or 3.8% for the first three months of 2021 when compared to the prior year quarter. Excluding the impact of the WPIX disposition, Local Media revenues increased $9.9 million or 3.3% year-over-year. Increases in retransmission revenues on a same-station basis of $23.2 million were partially offset by decreases in political revenues during this non-election year. While retransmission revenues have been affected by subscriber losses by the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. Core advertising revenues on a same-station basis increased $3.4 million or 2.3% when compared to the prior year quarter; however, we estimate that the impact of the COVID-19 pandemic reduced our core advertising revenues by at least $8 million in the first quarter of 2020.

Costs and expenses

Employee compensation and benefits decreased $4.8 million or 4.3% for the first three months of 2021 when compared to the prior year quarter. Excluding the impact of the WPIX disposition, employee compensation and benefits increased $3.7 million or 3.6%. The increase in employee compensation and benefits is primarily attributed to higher bonus compensation year-over-year.

Programming expense increased $8.1 million or 7.9% for the first three months of 2021 when compared to the prior year quarter. Excluding the impact of the WPIX disposition, the expense increased $10.9 million or 11% reflecting the impact of higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Excluding the impact of the WPIX disposition, other expenses decreased $7.2 million or 15% in the first three months of 2021 when compared to the prior year quarter. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing toward the end of the first quarter of 2020.

Scripps Networks — Our Scripps Networks segment is comprised of the operations of our national media businesses, including six national broadcast networks - ION, Bounce, Grit, Laff, Court TV and Court TV Mystery and next-generation national news network, Newsy. Our Scripps Networks group earns revenue primarily through the sale of advertising.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2021	Change	2020

Total operating revenues	$213,660		$76,755
Segment costs and expenses:
Employee compensation and benefits	23,637	74.6%	13,536
Programming	61,627	90.3%	32,392
Other expenses	36,193	73.5%	20,858
Total costs and expenses	121,457	81.9%	66,786
Segment profit	$92,203		$9,969

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $137 million for the first three months of 2021 when compared to the prior year quarter. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. The impact of the ION acquisition and an overall high-teens percentage increase in year-over-year direct response adverting rates for our legacy Scripps Networks businesses were the primary drivers of the increase in revenues. Advertising rates in the latter half of the 2020 first quarter were impacted by the COVID-19 pandemic.

Costs and expenses

Employee compensation and benefits increased $10.1 million or 75% for the first three months of 2021 when compared to the prior year quarter. Full-time equivalent employees increased over 70% when compared to the first quarter of 2020, reflecting the impact of the ION acquisition and continued investment to support the growth of our legacy Scripps Networks' businesses. Higher year-over-year bonus compensation also contributed to the increase in employee compensation and benefits.

Programming expense increased $29.2 million or 90% for the first three months of 2021 when compared to the prior year quarter. Costs attributed to acquired ION programming and ION affiliation fees totaled $23.9 million for the first quarter of 2021. The remaining increase is primarily driven by higher affiliate fees reflecting both contractual rate increases and increased distribution across the legacy Scripps Networks' businesses.

Other expenses increased $15.3 million or 74% for the first three months of 2021 when compared to the prior year quarter. The increase primarily reflects incremental occupancy, marketing and other administrative costs related to the ION acquisition and $2.8 million of higher marketing, advertising and rating services costs attributed to our legacy Scripps Networks’ businesses.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of March 31, 2021, we had approximately $538 million of cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

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

Cash Flows - Operating Activities

Cash flows from operating activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$3,503	$(7,198)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	39,507	27,345
Losses (gains), net on disposal of property and equipment	80	1,433
Gains on sale of business	(81,784)	—
(Gains) losses on stock warrants	67,244	—
Programming assets and liabilities	(37,042)	(28,289)
Restructuring impairment charges	7,050	—
Deferred income taxes	6,951	16,305
Stock and deferred compensation plans	11,092	2,143
Pension expense, net of contributions	(5,987)	(4,034)
Other changes in certain working capital accounts, net	41,045	8,806
Miscellaneous, net	(1,565)	1,630
Net cash provided by operating activities from continuing operations	50,094	18,141
Net cash used in operating activities from discontinued operations	—	(4,440)
Net operating activities	$50,094	$13,701

In 2021 and 2020, cash provided by operating activities from continuing operations was $50.1 million and $18.1 million, respectively. The $32 million increase in cash provided by operating activities from continuing operations was attributable to a $78 million year-over-year increase in segment profit. This increase in cash flow was partially offset by a $5 million increase in interest paid and year-over-year cash outlay increase of $9 million for programming investments in excess of programming amortization. The increase in interest payments reflects the impact of the $800 million term loan B issued in January 2021 related to the ION acquisition.

Cash Flows - Investing Activities

Cash flows from investing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(2,679,798)	$—
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(525)
Additions to property and equipment	(4,139)	(16,165)
Purchase of investments	(1,263)	(3,087)
Proceeds from FCC repack	5,345	2,719
Miscellaneous, net	12	773
Net cash used in investing activities from continuing operations	(2,455,283)	(16,285)
Net cash used in investing activities from discontinued operations	—	(45)
Net investing activities	$(2,455,283)	$(16,330)

In 2021 and 2020, we used $2.5 billion and $16.3 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting these cash flows for the periods presented are described below.

•In 2021, we acquired ION for $2.7 billion, net of cash acquired.
•In March 2021, we completed the sale of our Triton business for a total net proceeds of $225 million.
•Capital expenditures decreased $12 million reflecting both the year-over-year impacts of reduced FCC repack expenditures and timing of capital expenditure spend.
•In 2021, we contributed $1.3 million in cash to our investments.
•In 2021 and 2020, we received $5.3 million and $2.7 million, respectively, in reimbursement proceeds from the FCC repacking process.

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

We have spent $49.1 million to date on FCC repack. As of early July 2020, all full power stations were operating on their reassigned channels. We will incur incremental costs through the remainder of 2021 to complete work delayed by the COVID-19 pandemic. We received reimbursement proceeds from the FCC of $5.3 million during the three months ended March 31, 2021 and have a remaining FCC repack receivable balance of $7.6 million as of March 31, 2021.

Cash Flows - Financing Activities
Cash flows from financing activities for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$—	$175,000
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(4,653)	(2,653)
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(9,067)	(4,108)
Tax payments related to shares withheld for vested stock and RSUs	(6,369)	(2,266)
Miscellaneous, net	(415)	(16,574)
Net cash provided by financing activities from continuing operations	$1,317,373	$149,399

In 2021 and 2020, cash provided by financing activities from continuing operations was $1.3 billion and $149 million, respectively. As of March 31, 2021, we had no outstanding borrowings under our revolving credit facility. Other factors impacting our cash flows from financing activities from continuing operations are described below.

On January 7, 2021, we issued an $800 million term loan B, maturing in 2028, in connection with the closing of the ION acquisition. Additionally, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through March 15, 2021, were paid in the first quarter totaling $9.1 million.

As of March 31, 2021, we have $1.95 billion of senior notes and $1.84 billion outstanding balance on our term loans. Our debt has required annual principal payments of $18.6 million.

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

In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares, which expired on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under either authorization during the first three months of 2021 and 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
We expect to contribute approximately $19.8 million during the remainder of 2021 to fund our qualified defined benefit pension plan and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2020 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

Recent Accounting Guidance
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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $8.4 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	550,000	541,063	550,000	573,375
Senior unsecured notes, due in 2025	400,000	409,000	400,000	409,000
Senior unsecured notes, due in 2027	500,000	516,875	500,000	522,500
Senior unsecured notes, due in 2031	500,000	498,125	500,000	525,800
Term loan, due in 2024	289,500	289,138	290,250	288,436
Term loan, due in 2026	749,757	747,414	751,660	745,083
Term loan, due in 2028	798,000	795,506	—	—
Long-term debt, including current portion	$3,787,257	$3,797,121	$2,991,910	$3,064,194

Financial instruments subject to market value risk:
Investments held at cost	$4,745	(a)	$4,564	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. On January 7, 2021, we completed the acquisition of the ION Media Networks, Inc., and have excluded the business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended March 31, 2021. ION has total assets of approximately $3.3 billion, or 49% of our total assets as of March 31, 2021, and revenues of $126 million, or 23% of our total revenues for the three months ended March 31, 2021.