Form 10-Q
period 2021-06-30
E.W. SCRIPPS Co
filed 2021-08-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2021, there were 70,534,591 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2021
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

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2021.

Item 4. Mine Safety Disclosures
None.
3

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and six months ended June 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 6, 2021	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2021	As of December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$85,956	$576,021
Cash restricted for pending acquisition	—	1,050,000
Accounts receivable (less allowances— $3,370 and $3,443)	525,678	429,017
FCC repack receivable	1,061	12,363
Miscellaneous	77,438	26,784
Total current assets	690,133	2,094,185
Investments	13,902	14,404
Property and equipment	463,301	343,920
Operating lease right-of-use assets	124,469	51,471
Goodwill	2,921,197	1,203,212
Other intangible assets	1,956,015	975,444
Programming	371,130	138,701
Miscellaneous	22,052	38,049
Total Assets	$6,562,199	$4,859,386

Liabilities and Equity
Current liabilities:
Accounts payable	$75,839	$68,139
Unearned revenue	22,893	14,101
Current portion of long-term debt	18,612	10,612
Accrued liabilities:
Employee compensation and benefits	53,446	55,133
Programming liability	147,755	72,743
Accrued interest	35,918	16,514
Miscellaneous	41,346	85,588
Other current liabilities	73,519	35,626
Total current liabilities	469,328	358,456
Long-term debt (less current portion)	3,243,270	2,923,359
Deferred income taxes	358,828	85,844
Operating lease liabilities	115,083	42,097
Other liabilities (less current portion)	524,951	286,365
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares at June 30, 2021	408,786	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,534,591 and 69,794,917 shares	706	698
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	409,611	817
Additional paid-in capital	1,420,066	1,130,789
Retained earnings	118,770	131,778
Accumulated other comprehensive loss, net of income taxes	(97,708)	(100,119)
Total equity	1,850,739	1,163,265
Total Liabilities and Equity	$6,562,199	$4,859,386
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Operating Revenues:
Advertising	$396,652	$195,457	$759,266	$449,998
Retransmission and carriage	156,421	144,283	312,918	283,233
Other	12,004	19,143	33,814	39,875
Total operating revenues	565,077	358,883	1,105,998	773,106
Operating Expenses:
Costs of revenues, excluding depreciation and amortization	268,683	223,035	533,078	454,935
Selling, general and administrative expenses, excluding depreciation and amortization	144,113	106,125	288,139	233,836
Acquisition and related integration costs	6,686	221	35,331	5,131
Restructuring costs	514	—	7,564	—
Depreciation	14,245	12,396	28,370	25,747
Amortization of intangible assets	26,506	14,249	51,888	28,243
Losses (gains), net on disposal of property and equipment	75	1,307	155	2,740
Total operating expenses	460,822	357,333	944,525	750,632
Operating income	104,255	1,550	161,473	22,474
Interest expense	(42,010)	(22,999)	(85,892)	(48,797)
Loss on extinguishment of debt	(13,775)	—	(13,775)	—
Defined benefit pension plan income (expense)	7	(1,026)	14	(2,052)
Gains on sale of business	—	—	81,784	—
Losses on stock warrants	(31,874)	—	(99,118)	—
Miscellaneous, net	(2,707)	(1,552)	(7,558)	(438)
Income (loss) from continuing operations before income taxes	13,896	(24,027)	36,928	(28,813)
Provision (benefit) for income taxes	12,683	(6,515)	32,212	(4,103)
Income (loss) from continuing operations, net of tax	1,213	(17,512)	4,716	(24,710)
Income (loss) from discontinued operations, net of tax	4,431	(4,531)	6,495	(9,142)
Net income (loss)	5,644	(22,043)	11,211	(33,852)
Preferred stock dividends	(12,576)	—	(24,219)	—
Net loss attributable to the shareholders of The E.W. Scripps Company	$(6,932)	$(22,043)	$(13,008)	$(33,852)

Net income (loss) per basic share of common stock:
Loss from continuing operations	$(0.14)	$(0.22)	$(0.24)	$(0.30)
Income (loss) from discontinued operations	0.05	(0.06)	0.08	(0.11)
Net loss per basic share of common stock:	$(0.09)	$(0.27)	$(0.16)	$(0.42)

Net income (loss) per diluted share of common stock:
Loss from continuing operations	$(0.14)	$(0.22)	$(0.24)	$(0.30)
Income (loss) from discontinued operations	0.05	(0.06)	0.08	(0.11)
Net loss per diluted share of common stock:	$(0.09)	$(0.27)	$(0.16)	$(0.42)
See notes to condensed consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income (loss) per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$5,644	$(22,043)	$11,211	$(33,852)
Changes in defined benefit pension plans, net of tax of $375, $288, $749 and $574	1,186	899	2,373	1,801
Other	20	6	38	12
Total comprehensive income (loss) attributable to preferred and common stockholders	$6,850	$(21,138)	$13,622	$(32,039)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$11,211	$(33,852)
Income (loss) from discontinued operations, net of tax	6,495	(9,142)
Income (loss) from continuing operations, net of tax	4,716	(24,710)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	80,258	53,990
Losses (gains), net on disposal of property and equipment	155	2,740
Loss on extinguishment of debt	13,775	—
Gains on sale of business	(81,784)	—
Losses on stock warrants	99,118	—
Programming assets and liabilities	(47,490)	(10,662)
Restructuring impairment charges	7,050	—
Deferred income taxes	7,437	9,933
Stock and deferred compensation plans	18,384	7,446
Pension contributions, net of income/expense	(12,597)	(3,282)
Other changes in certain working capital accounts, net	(3,029)	37,740
Miscellaneous, net	6,185	8,287
Net cash provided by operating activities from continuing operations	92,178	81,482
Net cash used in operating activities from discontinued operations	(1,935)	(7,223)
Net operating activities	90,243	74,259
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,679,798)	2,500
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(1,041)
Additions to property and equipment	(27,984)	(26,950)
Purchase of investments	(1,431)	(5,361)
Proceeds from FCC repack	14,190	9,427
Miscellaneous, net	44	773
Net cash used in investing activities from continuing operations	(2,470,419)	(20,652)
Net cash used in investing activities from discontinued operations	—	(333)
Net investing activities	(2,470,419)	(20,985)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	50,000
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(459,306)	(5,306)
Premium paid on debt extinguishment	(10,252)	—
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(21,067)	(8,259)
Tax payments related to shares withheld for vested stock and RSUs	(6,604)	(2,292)
Miscellaneous, net	(517)	(21,438)
Net cash provided by financing activities from continuing operations	840,131	12,705
Effect of foreign exchange rates on cash and cash equivalents	(20)	(14)
Increase (decrease) in cash and cash equivalents	(1,540,065)	65,965
Cash and cash equivalents:
Beginning of year	1,626,021	32,968
End of period	$85,956	$98,933

Supplemental Cash Flow Disclosures
Interest paid	$54,928	$43,918
Income taxes paid (refunded)	$54,215	$124
Non-cash investing information
Capital expenditures included in accounts payable	$2,067	$2,512
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2021 and 2020 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2021	$408,210	$823	$1,133,366	$125,702	$(98,914)	$1,569,187
Comprehensive income (loss)	—	—	—	5,644	1,206	6,850
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Stock warrants	—	—	279,958	—	—	279,958
Compensation plans:185,395 net shares issued *	—	2	6,742	—	—	6,744
As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
* Net of tax payments related to shares withheld for vested RSUs of $235 for the three months ended June 30, 2021.

As of March 31, 2020	$—	$814	$1,119,485	$(136,898)	$(98,081)	$885,320
Comprehensive income (loss)	—	—	—	(22,043)	905	(21,138)
Cash dividend: declared and paid - $0.05 per share	—	—	—	(4,151)	—	(4,151)
Compensation plans: 127,043 net shares issued *	—	1	3,582	—	—	3,583
As of June 30, 2020	$—	$815	$1,123,067	$(163,092)	$(97,176)	$863,614
* Net of tax payments related to shares withheld for vested RSUs of $26 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	11,211	2,411	13,622
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $3,511 per share	1,152	—	—	(24,219)	—	(23,067)
Stock warrants	—	—	279,958	—	—	279,958
Compensation plans: 739,674 net shares issued *	—	8	9,319	—	—	9,327
As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
* Net of tax payments related to shares withheld for vested RSUs of $6,604 for the six months ended June 30, 2021.

As of December 31, 2019	$—	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	—	(33,852)	1,813	(32,039)
Cash dividend: declared and paid - $0.10 per share	—	—	—	(8,259)	—	(8,259)
Compensation plans: 556,316 net shares issued *	—	5	5,972	—	—	5,977
As of June 30, 2020	$—	$815	$1,123,067	$(163,092)	$(97,176)	$863,614
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
Core Advertising — Core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast airtime, as well as digital advertising. Pricing of advertising time is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Advertising time is sold through a combination of local and national sales staff and national sales representative firms. Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $3.4 million.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $22.9 million at June 30, 2021 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $14.1 million at December 31, 2020. We recorded $7.5 million of revenue in the six months ended June 30, 2021 that was included in unearned revenue at December 31, 2020.

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
Share-based compensation costs totaled $6.4 million and $3.0 million for the second quarter of 2021 and 2020, respectively. Year-to-date share-based compensation totaled $14.7 million and $7.2 million in 2021 and 2020, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$1,213	$(17,512)	$4,716	$(24,710)
Less preferred stock dividends	(12,576)	—	(24,219)	—
Numerator for basic and diluted earnings per share	$(11,363)	$(17,512)	$(19,503)	$(24,710)
Denominator
Basic weighted-average shares outstanding	82,381	81,418	82,143	81,248
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Common stock warrant	—	—	—	—
Diluted weighted-average shares outstanding	82,381	81,418	82,143	81,248

For the three and six month periods ended June 30, 2021 and 2020, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. The June 30, 2021 and 2020 diluted EPS calculations exclude the effect from 2.5 million and 2.3 million, respectively, of outstanding RSUs that were anti-dilutive. The 2021 basic and dilutive EPS calculations also excluded the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards — In May 2021, the Financial Accounting Standards Board ("FASB") issued new guidance that clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, the guidance provides a "principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense." The guidance is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

3. Acquisitions

ION Acquisition

On January 7, 2021, we completed the acquisition of national broadcast network ION Media Networks, Inc. ("ION") for $2.65 billion. ION is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through owned Federal Communications Commission-licensed television stations as well as affiliated TV stations, reaching 100 million of U.S. homes through its over-the-air broadcast and pay TV platforms. The acquisition of ION enabled us to create a full-scale national television networks business by combining the ION network with our other news and entertainment networks - Bounce, Grit, Laff, Court TV, Court TV Mystery and Newsy.

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

The following table summarizes the net cash consideration for the ION transaction.

(in thousands)

Total purchase price	$2,650,000
Plus: Cash acquired	14,493
Plus: Working capital	59,798
Total transaction gross cash consideration	2,724,291
Less: Proceeds from ION stations divested	(30,000)
Total transaction net cash consideration	2,694,291
Less: Cash acquired	(14,493)
Total consideration, net of cash acquired	$2,679,798

The following table summarizes the preliminary fair values of the ION assets acquired and liabilities assumed at the closing date.

(in thousands)

Accounts receivable	$135,006
Other current assets	24,701
Programming rights	169,027
Property and equipment	120,495
Operating lease right-of-use assets	72,717
Other assets	3,993
Goodwill	1,803,961
Indefinite-lived intangible assets - FCC licenses	424,200
Amortizable intangible assets:
INYO affiliation agreement	422,000
Other affiliation relationships	22,000
Advertiser relationships	143,000
Trade names	72,000
Accounts payable	(9,674)
Unearned revenue	(13,043)
Accrued expenses	(27,141)
Current portion of programming liabilities	(92,721)
Other current liabilities	(8,373)
Programming liabilities	(191,837)
Deferred tax liabilities	(277,009)
Operating lease liabilities	(78,438)
Other long-term liabilities	(35,066)
Total consideration, net of cash acquired	$2,679,798

In the second quarter of 2021, we recorded measurement period adjustments to the preliminary ION purchase price allocation as a result of ongoing valuation procedures on assets acquired and liabilities assumed. These adjustments included increases in property and equipment of $57.4 million and advertiser relationships of $4.0 million, as well as decreases in FCC licenses of $9.5 million and INYO and other affiliation relationships of $14.0 million. The estimated amortization period for certain intangible assets were adjusted as well. These adjustments in fair value also resulted in an increase to the deferred tax liability of $9.7 million. The impact of the measurement period adjustments to our results of operations resulted in increases to previously reported depreciation and amortization expense of $2.0 million in 2021.

Of the value allocated to amortizable intangible assets, the INYO affiliation agreement has an estimated amortization period of 20 years, advertiser relationships have an estimated amortization period of 7 years, other affiliation relationships have an estimated amortization period of 10 years and the value allocated to trade names has an estimated amortization period of 10 years.

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

From the January 7, 2021 acquisition date through June 30, 2021, revenues from ION's operations of $266 million have been included in the accompanying Condensed Consolidated Statements of Operations. Acquisition and integration costs related to the transaction, including legal and professional fees and severance costs, totaled $32.8 million for the six months ended June 30, 2021.

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

Pro forma results of operations

Pro forma results of operations, assuming the ION acquisition had taken place at the beginning of 2020, are presented in the following table. The pro forma results do not include KCDO, as the impact of this acquisition, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and ION (excluding the results of the divested stations sold to INYO), as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition, or retrospective fair value adjustments to the warrant. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed at the beginning of the period.

	Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2021	2020

Operating revenues	$1,112,720	$1,045,043
Net income (loss) attributable to Scripps shareholders	19,911	(34,056)
Net income (loss) per share:
Basic	$0.24	$(0.42)
Diluted	0.23	(0.42)

Pro forma results in 2020 include $42.2 million of non-recurring transaction related costs. The pro forma results in 2021 reflect a $32.8 million reversal of ION transaction costs incurred that are already being captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from continuing operations before income taxes was affected by the following:

2021 - Acquisition and related integration costs of $35.3 million in the first six months of 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

Restructuring costs totaled $7.6 million in the first six months of 2021. In connection with the Newsy restructuring plan, we incurred charges in the first quarter totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in the second quarter are primarily attributed to employee severance and relocation costs.

We redeemed the outstanding principal amount of our 2025 Senior Notes during the second quarter of 2021. The redemption resulted in a loss on extinguishment of debt of $13.8 million, representing the premium paid to retire the notes and write-off of unamortized debt financing costs.

During the first quarter of 2021, we completed the sale of our Triton business. The sale generated total net proceeds of $225 million and we recognized a pre-tax gain from disposition totaling $81.8 million.

Related to our outstanding common stock warrant, we recognized non-cash charges totaling $31.9 million in the second quarter of 2021 and $99.1 million for the year-to-date period of 2021. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and will no longer be marked-to-market each reporting period.

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

The effective income tax rate for the six months ended June 30, 2021 and 2020 was 87% and 14%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2021 and $1.1 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $3.5 million expense in 2020). Additionally, in the first quarter of 2021, we had a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business, and a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition. Finally, a non-deductible expense of $102.6 million was recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At December 31, 2020, our cash and cash equivalents included $1.1 billion held in a restricted cash account for the ION Media Networks, Inc. ("ION") acquisition. The restricted balance represented the senior secured notes and senior unsecured notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION acquisition. Refer to Note 9. Long-Term Debt and Note 3. Acquisitions for further information on the $550 million senior secured notes and $500 million senior unsecured notes that were issued on December 30, 2020. At June 30, 2021, no cash was held in a restricted cash account.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 totaled $6.0 million and $4.7 million, including short-term lease costs of $0.4 million and $0.1 million, respectively. Year-to-date June 30, 2021 and 2020 costs totaled $11.9 million and $9.6 million, including short-term lease costs of $0.9 million and $0.3 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2021	As of December 31, 2020

Balance Sheet Information
Right-of-use assets	$124,469	$51,471
Other current liabilities	19,465	9,623
Operating lease liabilities	115,083	42,097
Weighted Average Remaining Lease Term
Operating leases	8.69 years	7.64 years
Weighted Average Discount Rate
Operating leases	4.32%	5.96%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$5,801	$4,160	$10,676	$8,338
Right-of-use assets obtained in exchange for lease obligations	977	1,331	6,957	1,741

Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 were as follows:

(in thousands)	Operating Leases

Remainder of 2021	$15,886
2022	26,273
2023	21,815
2024	19,022
2025	15,008
Thereafter	63,130
Total future minimum lease payments	161,134
Less: Imputed interest	(26,586)
Total	$134,548

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	$905,494	$211,742	$85,976	$1,203,212

Gross balance as of June 30, 2021	$1,122,408	$2,036,703	$—	$3,159,111
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of June 30, 2021	$905,494	$2,015,703	$—	$2,921,197

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$616,244
Customer lists and advertiser relationships	217,400	102,900
Other	136,401	104,445
Total carrying amount	1,414,045	823,589
Accumulated amortization:
Television affiliation relationships	(140,986)	(113,950)
Customer lists and advertiser relationships	(62,989)	(53,232)
Other	(35,070)	(37,778)
Total accumulated amortization	(239,045)	(204,960)
Net amortizable intangible assets	1,175,000	618,629
Indefinite-lived intangible assets — FCC licenses	781,015	356,815
Total other intangible assets	$1,956,015	$975,444

Estimated amortization expense of intangible assets for each of the next five years is $48.3 million for the remainder of 2021, $95.9 million in 2022, $90.8 million in 2023, $89.4 million in 2024, $87.7 million in 2025, $84.5 million in 2026 and $678.4 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	550,000	550,000
Senior unsecured notes, due in 2025	—	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Senior unsecured notes, due in 2031	500,000	500,000
Term loan, due in 2024	288,750	290,250
Term loan, due in 2026	747,854	751,660
Term loan, due in 2028	746,000	—
Total outstanding principal	3,332,604	2,991,910
Less: Debt issuance costs and issuance discounts	(70,722)	(57,939)
Less: Current portion	(18,612)	(10,612)
Net carrying value of long-term debt	$3,243,270	$2,923,359
Fair value of long-term debt *	$3,345,339	$3,064,194
* Fair values of the Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, the capacity of our Revolving Credit Facility was increased from $210 million to $400 million. Additionally, the Sixth Amendment extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of June 30, 2021, we had no borrowings under the Revolving Credit Facility. As of June 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $6.8 million and $6.0 million, respectively, under the Revolving Credit Facility.

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
As of June 30, 2021 and December 31, 2020, the interest rate on the 2024 term loan was 2.10% and 2.15%, respectively. The weighted-average interest rate was 2.10% and 2.51% for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, the interest rate on the 2026 term loan was 3.31% and 2.65%, respectively. The weighted-average interest rate on the term loan was 3.31% and 3.01% for the six months ended June 30, 2021 and 2020, respectively.

Under the Sixth Amendment, we also issued an $800 million term loan B ("2028 term loan") that contributed to the financing of the ION acquisition. The term loan matures in 2028 with interest payable at rates based on LIBOR, plus a fixed margin of 3.00%. Additionally, the Sixth Amendment provided that the LIBOR rate could not be less than 0.75% for our term loans that mature in 2026 and 2028. The 2028 term loan requires annual principal payments of $8.0 million. We incurred deferred financing costs totaling $23.4 million related to this term loan and the amendment to the Revolving Credit Facility, which are being amortized over the life of the term loan.

During the second quarter of 2021, we made an additional principal payment on the 2028 term loan totaling $50 million and wrote off $1.3 million of deferred financing costs related to this term loan to interest expense.

As of June 30, 2021, the interest rate on the 2028 term loan was 3.75%. The weighted-average interest rate on the term loan was 3.75% for the six months ended June 30, 2021.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of June 30, 2021, we were in compliance with our financial covenants.

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

On May 15, 2021, we redeemed all the outstanding principal amount of the 2025 Senior Notes for a redemption price equal to 102.563% of the aggregate principal amount plus accrued and unpaid interest. The redemption resulted in a loss on extinguishment of debt of $13.8 million, representing the premium paid to retire the notes and write-off of unamortized debt financing costs. The notes were redeemed with cash on hand.

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

Debt Repurchase Authorization

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $600 million and expires on March 1, 2023.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020

Employee compensation and benefits	$37,712	$34,020
Deferred FCC repack income	43,878	44,945
Programming liability	260,339	33,481
Liability for pension benefits	145,946	161,845
Liabilities for uncertain tax positions	6,683	2,332
Other	30,393	9,742
Other liabilities (less current portion)	$524,951	$286,365

In connection with the acquisition of ION, we assumed $25.3 million of uncertain tax position liabilities. Approximately $21.0 million of that liability was attributed to disallowed domestic production activities deductions (DPAD). During 2021, we have reached agreement with the IRS for settlement of $12.5 million of the DPAD liability. We would expect the remaining liability to be resolved within the next twelve months.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2021	2020

Accounts receivable	$15,223	$41,231
Other current assets	(19,155)	(8,435)
Accounts payable	12,591	19,083
Accrued employee compensation and benefits	(11,392)	(6,575)
Accrued interest	19,404	896
Other accrued liabilities	(15,379)	(7,533)
Unearned revenue	(4,187)	(1,333)
Other, net	(134)	406
Total	$(3,029)	$37,740

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Interest cost	$4,103	$4,918	$8,206	$9,835
Expected return on plan assets, net of expenses	(5,820)	(5,256)	(11,640)	(10,512)
Amortization of actuarial loss and prior service cost	1,486	1,124	2,973	2,249
Total for defined benefit pension plan	(231)	786	(461)	1,572
Multi-employer plans	—	52	—	61
SERPs	224	240	447	480
Defined contribution plan	3,702	3,702	7,680	7,481
Net periodic benefit cost	3,695	4,780	7,666	9,594
Allocated to discontinued operations	—	(121)	—	(326)
Net periodic benefit cost — continuing operations	$3,695	$4,659	$7,666	$9,268

We contributed $0.5 million to fund current benefit payments for our SERPs and $12.0 million for our defined benefit pension plan during the six months ended June 30, 2021. During the remainder of 2021, we anticipate contributing an additional $0.9 million to fund the SERPs' benefit payments. We are required to contribute an additional $12.4 million to fund our qualified defined benefit pension plan in order to meet our 2021 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Our Scripps Networks segment, which includes the recently acquired ION business, is comprised of nine national television networks that reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Segment operating revenues:
Local Media	$324,837	$279,944	$637,418	$604,877
Scripps Networks	238,735	66,652	452,395	143,407
Other	5,050	15,484	23,171	31,148
Intersegment eliminations	(3,545)	(3,197)	(6,986)	(6,326)
Total operating revenues	$565,077	$358,883	$1,105,998	$773,106
Segment profit (loss):
Local Media	$64,643	$35,457	$120,580	$94,563
Scripps Networks	107,317	2,153	199,520	12,122
Other	(541)	5,036	2,740	9,227
Shared services and corporate	(19,138)	(12,923)	(38,059)	(31,577)
Acquisition and related integration costs	(6,686)	(221)	(35,331)	(5,131)
Restructuring costs	(514)	—	(7,564)	—
Depreciation and amortization of intangible assets	(40,751)	(26,645)	(80,258)	(53,990)
Gains (losses), net on disposal of property and equipment	(75)	(1,307)	(155)	(2,740)
Interest expense	(42,010)	(22,999)	(85,892)	(48,797)
Loss on extinguishment of debt	(13,775)	—	(13,775)	—
Defined benefit pension plan income (expense)	7	(1,026)	14	(2,052)
Gains on sale of business	—	—	81,784	—
Losses on stock warrants	(31,874)	—	(99,118)	—
Miscellaneous, net	(2,707)	(1,552)	(7,558)	(438)
Income (loss) from continuing operations before income taxes	$13,896	$(24,027)	$36,928	$(28,813)
Depreciation:
Local Media	$9,854	$10,774	$19,539	$22,264
Scripps Networks	3,983	1,039	7,818	2,334
Other	45	196	294	381
Shared services and corporate	363	387	719	768
Total depreciation	$14,245	$12,396	$28,370	$25,747
Amortization of intangible assets:
Local Media	$9,085	$9,399	$18,682	$19,320
Scripps Networks	16,770	2,521	29,887	4,356
Other	—	1,991	2,147	3,891
Shared services and corporate	651	338	1,172	676
Total amortization of intangible assets	$26,506	$14,249	$51,888	$28,243
Additions to property and equipment:
Local Media	$13,295	$11,776	$18,749	$26,217
Scripps Networks	8,923	—	10,412	1,591
Other	—	232	430	455
Shared services and corporate	441	102	460	216
Total additions to property and equipment	$22,659	$12,110	$30,051	$28,479

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating revenues:
Core advertising	$393,459	$182,089	$754,762	$417,910
Political	3,193	13,368	4,504	32,088
Retransmission and carriage fees	156,421	144,283	312,918	283,233
Other	12,004	19,143	33,814	39,875
Total operating revenues	$565,077	$358,883	$1,105,998	$773,106

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends, effective through June 15, 2021, have been paid in 2021 totaling $21.1 million.
Class A Common Shares Stock Warrant — In connection with the Preferred Shares issuance, Berkshire Hathaway also received a warrant to purchases up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder's option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no Preferred Shares remain outstanding. Since the holder had the option to settle the warrant through cash payment of the exercise price and/or through surrendering portions of their Preferred Shares for the stated par value, a liability was recognized for the fair value of the warrant. The valuation model, classified within Level 3 of the fair value hierarchy, included inputs for the estimated term of the warrant, the historical volatility rate of Scripps common stock and the exercise price for the warrant. At time of issuance, the fair value of the warrant totaled $181 million and was being remeasured each reporting period with the changes in fair value of the warrant captured in the gains/ losses on stock warrants caption in the Condensed Consolidated Statements of Operations.

On May 14, 2021, the warrant agreement was amended to only permit settlement of the warrant through cash payment of the exercise price. Following the warrant amendment, the warrant is no longer accounted for as a liability award where mark-to-market changes in the fair value of the warrant are captured as gains or losses in our operating results. The fair value of the warrant was remeasured on May 14, 2021 at $280 million resulting in non-cash charges totaling $99.1 million for the year-to-date period of 2021. The increase in our stock price during 2021 was the primary contributor to the increase in the fair value of the warrant. The value of the liability on the amendment date was reclassified to equity within the caption Additional Paid-in Capital.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under any authorizations during the first six months of 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2021	$(98,602)	$(312)	$(98,914)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $375(a)	1,186	20	1,206
Net current-period other comprehensive income (loss)	1,186	20	1,206
Ending balance, June 30, 2021	$(97,416)	$(292)	$(97,708)

	Three Months Ended June 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2020	$(97,832)	$(249)	$(98,081)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $288(a)	899	6	905
Net current-period other comprehensive income (loss)	899	6	905
Ending balance, June 30, 2020	$(96,933)	$(243)	$(97,176)

	Six Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $749(a)	2,373	38	2,411
Net current-period other comprehensive income (loss)	2,373	38	2,411
Ending balance, June 30, 2021	$(97,416)	$(292)	$(97,708)

	Six Months Ended June 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $574(a)	1,801	12	1,813
Net current-period other comprehensive income (loss)	1,801	12	1,813
Ending balance, June 30, 2020	$(96,933)	$(243)	$(97,176)
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

Operating results of our discontinued Stitcher operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating revenues	$—	$16,568	$—	$33,696
Total costs and expenses	(600)	(22,261)	(600)	(45,063)
Depreciation and amortization of intangible assets	—	(587)	—	(1,157)
Other, net	—	(106)	—	(106)
Loss from operations	(600)	(6,386)	(600)	(12,630)
Pretax gain (loss) on disposal	6,366	—	9,052	—
Gain (loss) from discontinued operations before income taxes	5,766	(6,386)	8,452	(12,630)
Income tax provision (benefit)	1,335	(1,855)	1,957	(3,488)
Income (loss) from discontinued operations, net of tax	$4,431	$(4,531)	$6,495	$(9,142)

During the first six months of 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. The current fair value estimate for the contingent earnout consideration is $19.1 million.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW and MyNetworkTV networks. In our Scripps Networks division, we operate nine news and entertainment networks - ION, Bounce, Grit, Laff, Court TV, Court TV Mystery, Newsy, Defy TV and TrueReal. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

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
The acquisition of ION enabled us to create a full-scale national television networks business. By combining ION with our other news and entertainment networks, Scripps Networks reaches nearly every American through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates' markets. Our other multicast networks air on digital subchannels on our and other broadcast stations.

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

On July 1, 2021, we launched two previously announced national television networks. The two networks, which are distributed for free to viewers over-the-air and reached 92% of U.S. television homes at launch, are demo-specific and reality-based. TrueReal targets women in the 25-54 demographic and features off-network shows such as "Storage Wars," "Married at First Sight," "Hoarders," and "Little Women: LA." Defy TV targets men ages 25-54 with programming that includes off-network series such as "Pawn Stars," "Forged in Fire," "American Pickers," and "The Curse of Oak Island."

During the first quarter of 2021, the Company began notifying MVPDs carrying Newsy of our intent to exit cable and satellite distribution of the network. In April 2021, we announced plans for the over-the-top national news network to launch on over-the-air television stations as well. At its planned launch in October, we anticipate that Newsy will be available over-the-air in all major markets and in at least 90% of U.S. television homes. The network will be headquartered in Atlanta and will be carried primarily on the Scripps-owned ION stations and select Scripps local television stations and those of other station groups. In connection with this Newsy restructuring plan, we expect to incur costs related to relocating certain employees, exiting certain contractual agreements and writing down assets associated with existing cable and satellite provider relationships. For the six months ended June 30, 2021, we have incurred restructuring charges totaling $7.6 million, including $7.1 million of charges for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

On May 15, 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes for a redemption price equal to 102.563% of the aggregate principal amount plus accrued and unpaid interest. The notes were redeemed with cash on hand.

Our Board of Directors approved the sale of our Triton business in the first quarter of 2021 and we signed a definitive agreement to sell the business on February 16, 2021. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Operating revenues	$565,077	57.5%	$358,883	$1,105,998	43.1%	$773,106
Cost of revenues, excluding depreciation and amortization	(268,683)	20.5%	(223,035)	(533,078)	17.2%	(454,935)
Selling, general and administrative expenses, excluding depreciation and amortization	(144,113)	35.8%	(106,125)	(288,139)	23.2%	(233,836)
Acquisition and related integration costs	(6,686)		(221)	(35,331)		(5,131)
Restructuring costs	(514)		—	(7,564)		—
Depreciation and amortization of intangible assets	(40,751)		(26,645)	(80,258)		(53,990)
Gains (losses), net on disposal of property and equipment	(75)		(1,307)	(155)		(2,740)
Operating income	104,255		1,550	161,473		22,474
Interest expense	(42,010)		(22,999)	(85,892)		(48,797)
Loss on extinguishment of debt	(13,775)		—	(13,775)		—
Defined benefit pension plan income (expense)	7		(1,026)	14		(2,052)
Gains on sale of business	—		—	81,784		—
Losses on stock warrants	(31,874)		—	(99,118)		—
Miscellaneous, net	(2,707)		(1,552)	(7,558)		(438)
Income (loss) from continuing operations before income taxes	13,896		(24,027)	36,928		(28,813)
(Provision) benefit for income taxes	(12,683)		6,515	(32,212)		4,103
Income (loss) from continuing operations, net of tax	1,213		(17,512)	4,716		(24,710)
Income (loss) from discontinued operations, net of tax	4,431		(4,531)	6,495		(9,142)
Net income (loss)	$5,644		$(22,043)	$11,211		$(33,852)

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $206 million or 57% in the second quarter of 2021 and $333 million or 43% for the first six months of 2021 when compared to prior periods. Excluding the impact of ION, as well as the impact of the WPIX television station that was sold in the fourth quarter of 2020, operating revenues increased $80 million or 23% and $99.9 million or 14% in the quarter and year-to-date periods, respectively. Higher retransmission revenues in our Local Media group and overall growth in our legacy Scripps Networks operations contributed to both the quarter and year-over-year increases. A $52.0 million increase in second quarter Local Media same-station core advertising revenue also contributed to the revenue improvement in the second quarter. These operating revenue increases were partially offset by a decline in same-station political revenue of $10.0 million and $26.5 million in the quarter and year-to-date periods, in this non-election year. The COVID-19 pandemic particularly had an impact on our 2020 results. Beginning with stay at home and similar orders, we began to see cancellations late in the first quarter, which we believe reduced our first quarter 2020 consolidated advertising revenue by about $10 million. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June.

Costs of revenues, which are comprised of programming costs and costs associated with distributing our content, increased $45.6 million or 20% in the second quarter of 2021 and $78.1 million or 17% for the first six months of 2021 when compared to prior periods. Programming costs, which represent the primary driver of fluctuation in costs of revenues, increased $39.1 million in the second quarter of 2021 and $76.0 million for the first six months of 2021 when compared to prior periods. Excluding the impacts of the ION acquisition and the WPIX disposition, programming costs increased $15.8 million or 12% in the second quarter of 2021 and $31.7 million or 12% for the first six months of 2021 when compared to prior periods, attributed to higher network affiliation fees at our Local Media and Scripps Networks stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our legacy Scripps Networks operations.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $38.0 million or 36% in the second quarter of 2021 and $54.3 million or 23% for the first six months of 2021 when compared to prior periods, primarily attributed to incremental costs incurred related to the ION acquisition, as well as increases in employee compensation and the return of marketing and advertising costs across our businesses.

Acquisition and related integration costs of $35.3 million incurred in the first six months of 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION acquisition, which closed on January 7, 2021.

Restructuring costs totaled $7.6 million in the first six months of 2021. In connection with the Newsy restructuring plan, we incurred charges in the first quarter totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in the second quarter are primarily attributed to employee severance and relocation costs.

Depreciation and amortization of intangible assets increased from $54.0 million in 2020 to $80.3 million in 2021 primarily due to the acquisition of ION.

Interest expense increased in the first six months of 2021 due to the issuance of new debt to finance the ION acquisition, which included $550 million of senior secured notes, $500 million of senior unsecured notes and an $800 million term loan issued upon the close of the acquisition.

We redeemed the outstanding principal amount of our 2025 Senior Notes during the second quarter of 2021. The redemption resulted in a loss on extinguishment of debt of $13.8 million, representing the premium paid to retire the notes and write-off of unamortized debt financing costs.

In the first quarter of 2021, we recognized an $81.8 million pre-tax gain from the disposition of the Triton business. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

The first six months of 2021 includes a $99.1 million non-cash charge related to our outstanding common stock warrant. The warrant obligation is marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and will no longer be marked-to-market each reporting period.

The effective income tax rate was 87% and 14% for the six months ended June 30, 2021 and 2020, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2021 and $1.1 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $3.5 million expense in 2020).

Additionally, in the first quarter of 2021, we had a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of our Triton business, and a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition. Finally, a non-deductible expense of $102.6 million was recorded in the first half of 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

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
Effective with the January 7, 2021 close of the ION acquisition, we realigned our internal reporting structure and changed the reporting of our businesses’ operating results to reflect this new structure. Under the new structure, our operating results are reported under Local Media, Scripps Networks and Other segment captions. The Scripps Networks segment is comprised of nine national television networks that reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution. The operating results of our recently sold Triton business, and the other national businesses that were previously reported in our National Media segment, are aggregated with our remaining business activities in the Other segment caption.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Segment operating revenues:
Local Media	$324,837	16.0%	$279,944	$637,418	5.4%	$604,877
Scripps Networks	238,735		66,652	452,395		143,407
Other	5,050	(67.4)%	15,484	23,171	(25.6)%	31,148
Intersegment eliminations	(3,545)	10.9%	(3,197)	(6,986)	10.4%	(6,326)
Total operating revenues	$565,077	57.5%	$358,883	$1,105,998	43.1%	$773,106
Segment profit (loss):
Local Media	$64,643	82.3%	$35,457	$120,580	27.5%	$94,563
Scripps Networks	107,317		2,153	199,520		12,122
Other	(541)		5,036	2,740	(70.3)%	9,227
Shared services and corporate	(19,138)	48.1%	(12,923)	(38,059)	20.5%	(31,577)
Acquisition and related integration costs	(6,686)		(221)	(35,331)		(5,131)
Restructuring costs	(514)		—	(7,564)		—
Depreciation and amortization of intangible assets	(40,751)		(26,645)	(80,258)		(53,990)
Gains (losses), net on disposal of property and equipment	(75)		(1,307)	(155)		(2,740)
Interest expense	(42,010)		(22,999)	(85,892)		(48,797)
Loss on extinguishment of debt	(13,775)		—	(13,775)		—
Defined benefit pension plan income (expense)	7		(1,026)	14		(2,052)
Gains on sale of business	—		—	81,784		—
Losses on stock warrants	(31,874)		—	(99,118)		—
Miscellaneous, net	(2,707)		(1,552)	(7,558)		(438)
Income (loss) from continuing operations before income taxes	$13,896		$(24,027)	$36,928		$(28,813)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Segment operating revenues:
Core advertising	$160,956	37.9%	$116,749	$313,094	12.9%	$277,271
Political	3,193	(76.1)%	13,368	4,504	(86.0)%	32,088
Retransmission and carriage fees	156,361	7.5%	145,465	312,020	9.2%	285,792
Other	4,327	(0.8)%	4,362	7,800	(19.8)%	9,726
Total operating revenues	324,837	16.0%	279,944	637,418	5.4%	604,877
Segment costs and expenses:
Employee compensation and benefits	107,461	4.4%	102,924	214,289	(0.1)%	214,520
Programming	109,598	8.2%	101,250	219,928	8.1%	203,523
Other expenses	43,135	7.0%	40,313	82,621	(10.5)%	92,271
Total costs and expenses	260,194	6.4%	244,487	516,838	1.3%	510,314
Segment profit	$64,643	82.3%	$35,457	$120,580	27.5%	$94,563

On December 30, 2020, we completed the sale of our WPIX television station. The exclusion of the station's operating results for the periods subsequent to the disposition impacts the comparability of our Local Media operating results.

Revenues

Total Local Media revenues increased $44.9 million or 16% in the second quarter of 2021 and $32.5 million or 5.4% for the first six months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, Local Media revenues increased $58.3 million or 22% in the second quarter of 2021 and $65.1 million or 11% for the first six months of 2021 when compared to prior periods. Increases in retransmission revenues on a same-station basis of $15.1 million and $35.2 million for the quarter and year-to-date periods, respectively, were partially offset by decreases in political revenues during this non-election year. While retransmission revenues have been affected by subscriber losses by the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. Core advertising revenues on a same-station basis increased $52.0 million or 48% in the second quarter of 2021 and $55.4 million or 22% for the first six months of 2021 when compared to prior periods. Weakness in economic conditions attributed to the COVID-19 pandemic particularly had an impact on our 2020 results. We began to see cancellations late in the first quarter and estimate that the impact of the pandemic reduced our core advertising revenues by at least $8 million in the first quarter of 2020. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in advertising revenues from April to May and from May to June.

Costs and expenses

Employee compensation and benefits increased $4.5 million or 4.4% in the second quarter of 2021 and decreased $0.2 million or 0.1% for the first six months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, employee compensation and benefits increased $12.4 million or 13% in the second quarter of 2021 and $16.1 million or 8.1% for the first six months of 2021. The increase in employee compensation and benefits is primarily attributed to annual merit increases, higher bonus compensation year-over-year, and increases in commissions as a result of higher advertising revenue.

Programming expense increased $8.3 million or 8.2% in the second quarter of 2021 and $16.4 million or 8.1% for the first six months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, the expense increased $11.2 million or 11% in the second quarter of 2021 and $22.1 million or 11% for the first six months of 2021 reflecting the impact of higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Excluding the impact of the WPIX disposition, other expenses increased $6.7 million or 18% in the second quarter of 2021 and decreased $0.5 million or 0.6% in the first six months of 2021 when compared to prior periods. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing toward the end of the first quarter of 2020. The increase in the second quarter of 2021 compared to the prior year quarter reflects an increase in both national representation commissions and marketing and advertising costs.

Scripps Networks — Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Grit, Laff, Court TV, Court TV Mystery, Newsy, and recently launched, Defy TV and TrueReal. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, over-the-top and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Total operating revenues	$238,735		$66,652	$452,395		$143,407
Segment costs and expenses:
Employee compensation and benefits	23,162	86.8%	12,402	46,799	80.4%	25,938
Programming	64,651	92.9%	33,517	126,278	91.6%	65,909
Other expenses	43,605		18,580	79,798		39,438
Total costs and expenses	131,418		64,499	252,875	92.6%	131,285
Segment profit	$107,317		$2,153	$199,520		$12,122

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $172 million for the second quarter of 2021 and $309 million for the first six months of 2021 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Weakness in economic conditions that began toward the end of the 2020 first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected 2020 year-to-date and particularly second quarter 2020 advertising spending and rates for our Scripps Networks’ businesses. The impact of the ION acquisition and significant year-over-year increases in adverting rates for our legacy Scripps Networks businesses, particularly direct response rates, were the primary drivers of revenue increases in the quarter and year-to-date periods.

Costs and expenses

Employee compensation and benefits increased $10.8 million or 87% in the second quarter of 2021 and $20.9 million or 80% for the first six months of 2021 when compared to prior periods. Full-time equivalent employees have increased over 70% when compared to 2020 periods, reflecting the impact of the ION acquisition and continued investment to support the growth of our legacy Scripps Networks' businesses. Higher year-over-year bonus compensation also contributed to the increase in employee compensation and benefits.

Programming expense increased $31.1 million or 93% in the second quarter of 2021 and $60.4 million or 92% for the first six months of 2021 when compared to prior periods. Costs attributed to acquired ION programming and ION affiliation fees totaled $26.1 million for the second quarter of 2021 and $50.1 million for the first six months of 2021. The remaining increase is primarily driven by higher affiliate fees reflecting both contractual rate increases and increased distribution across the legacy Scripps Networks' businesses.

Other expenses increased $25.0 million in the second quarter of 2021 and $40.4 million for the first six months of 2021 when compared to prior periods. The increase primarily reflects incremental occupancy, marketing and other administrative costs related to the ION acquisition. Additionally, marketing, advertising and rating services costs attributed to our legacy Scripps Networks’ businesses increased $1.6 million in the second quarter of 2021 and $4.4 million for the first six months of 2021.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of June 30, 2021, we had approximately $86.0 million of cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

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

Cash Flows - Operating Activities

Cash flows from operating activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Income (loss) from continuing operations, net of tax	$4,716	$(24,710)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	80,258	53,990
Losses (gains), net on disposal of property and equipment	155	2,740
Loss on extinguishment of debt	13,775	—
Gains on sale of business	(81,784)	—
Losses on stock warrants	99,118	—
Programming assets and liabilities	(47,490)	(10,662)
Restructuring impairment charges	7,050	—
Deferred income taxes	7,437	9,933
Stock and deferred compensation plans	18,384	7,446
Pension contributions, net of income/expense	(12,597)	(3,282)
Other changes in certain working capital accounts, net	(3,029)	37,740
Miscellaneous, net	6,185	8,287
Net cash provided by operating activities from continuing operations	92,178	81,482
Net cash used in operating activities from discontinued operations	(1,935)	(7,223)
Net operating activities	$90,243	$74,259

In 2021 and 2020, cash provided by operating activities from continuing operations was $92.2 million and $81.5 million, respectively. The $11 million increase in cash provided by operating activities from continuing operations was attributable to a $200 million year-over-year increase in segment profit. This increase in cash flow was partially offset by an $11 million increase in interest paid, $54.1 million increase in income taxes paid, $30.2 million increase in acquisition and integration costs, $7.3 million increase in contributions to defined retirement plans and year-over-year cash outlay increase of $37 million for programming investments in excess of programming amortization. The increase in interest payments reflects the impact of the $800 million term loan B issued in January 2021 related to the ION acquisition. Additionally, year-over-year cash provided from changes in accounts receivable decreased $26 million in 2021 compared to 2020. As we did not acquire working capital in the Nexstar-Tribune acquisition, and as advertisers tend to pay on a 60- to 90-day lag, fourth quarter 2019 revenue resulted in growth of the accounts receivable balance. In 2020, we received $37 million from Nexstar related to cash that was collected on our December 31, 2019 receivables.

Cash Flows - Investing Activities

Cash flows from investing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(2,679,798)	$2,500
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(1,041)
Additions to property and equipment	(27,984)	(26,950)
Purchase of investments	(1,431)	(5,361)
Proceeds from FCC repack	14,190	9,427
Miscellaneous, net	44	773
Net cash used in investing activities from continuing operations	(2,470,419)	(20,652)
Net cash used in investing activities from discontinued operations	—	(333)
Net investing activities	$(2,470,419)	$(20,985)

In 2021 and 2020, we used $2.5 billion and $20.7 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting these cash flows for the periods presented are described below.

•In 2021, we acquired ION for $2.7 billion, net of cash acquired.
•In March 2021, we completed the sale of our Triton business for a total net proceeds of $225 million.
•In 2021, we contributed $1.4 million in cash to our investments.
•In 2021 and 2020, we received $14.2 million and $9.4 million, respectively, in reimbursement proceeds from the FCC repacking process.

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

We have spent $49.8 million to date on FCC repack. As of early July 2020, all full power stations were operating on their reassigned channels. We will incur incremental costs through the remainder of 2021 to complete work delayed by the COVID-19 pandemic. We received reimbursement proceeds from the FCC of $14.2 million during the six months ended June 30, 2021 and have a remaining FCC repack receivable balance of $1.1 million as of June 30, 2021.

Cash Flows - Financing Activities
Cash flows from financing activities for the six months ended June 30 are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$—	$50,000
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(459,306)	(5,306)
Premium paid on debt extinguishment	(10,252)	—
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(21,067)	(8,259)
Tax payments related to shares withheld for vested stock and RSUs	(6,604)	(2,292)
Miscellaneous, net	(517)	(21,438)
Net cash provided by financing activities from continuing operations	$840,131	$12,705

In 2021 and 2020, cash provided by financing activities from continuing operations was $840 million and $12.7 million, respectively. As of June 30, 2021, we had no outstanding borrowings under our revolving credit facility. Other factors impacting our cash flows from financing activities from continuing operations are described below.

On January 7, 2021, we issued an $800 million term loan B, maturing in 2028, in connection with the closing of the ION acquisition. Additionally, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through June 15, 2021, were paid in the first half of 2021 totaling $21.1 million.

During the second quarter of 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes for a redemption price equal to 102.563% of the aggregate principal amount and we made an additional principal payment on the 2028 term loan totaling $50 million. The debt was redeemed with cash on hand.

As of June 30, 2021, we have $1.55 billion of senior notes and $1.78 billion outstanding balance on our term loans. Our debt has required annual principal payments of $18.6 million.

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $600 million and expires on March 1, 2023.
In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under any authorizations during the first six months of 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
We expect to contribute approximately $13.3 million during the remainder of 2021 to fund our qualified defined benefit pension plan and our SERPs in order to meet our funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $8.2 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	550,000	546,431	550,000	573,375
Senior unsecured notes, due in 2025	—	—	400,000	409,000
Senior unsecured notes, due in 2027	500,000	517,675	500,000	522,500
Senior unsecured notes, due in 2031	500,000	500,000	500,000	525,800
Term loan, due in 2024	288,750	287,848	290,250	288,436
Term loan, due in 2026	747,854	746,452	751,660	745,083
Term loan, due in 2028	746,000	746,933	—	—
Long-term debt, including current portion	$3,332,604	$3,345,339	$2,991,910	$3,064,194

Financial instruments subject to market value risk:
Investments held at cost	$4,914	(a)	$4,564	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. On January 7, 2021, we completed the acquisition of the ION Media Networks, Inc., and have excluded the business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended June 30, 2021. ION has total assets of approximately $3.4 billion, or 53% of our total assets as of June 30, 2021, and revenues of $266 million, or 24% of our total revenues for the six months ended June 30, 2021.