Form 10-Q
period 2021-09-30
E.W. SCRIPPS Co
filed 2021-11-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2021, there were 70,591,607 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2021
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

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2021.

Item 4. Mine Safety Disclosures
None.
3

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter and nine months ended September 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 5, 2021	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2021	As of December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$72,208	$576,021
Restricted cash	34,257	1,050,000
Accounts receivable (less allowances— $3,624 and $3,443)	524,428	429,017
FCC repack receivable	981	12,363
Miscellaneous	28,293	26,784
Total current assets	660,167	2,094,185
Investments	23,287	14,404
Property and equipment	463,989	343,920
Operating lease right-of-use assets	121,514	51,471
Goodwill	2,927,310	1,203,212
Other intangible assets	1,931,800	975,444
Programming	433,116	138,701
Miscellaneous	19,366	38,049
Total Assets	$6,580,549	$4,859,386

Liabilities and Equity
Current liabilities:
Accounts payable	$76,467	$68,139
Unearned revenue	21,856	14,101
Current portion of long-term debt	18,612	10,612
Accrued liabilities:
Employee compensation and benefits	62,554	55,133
Programming liability	163,855	72,743
Accrued interest	16,393	16,514
Miscellaneous	47,936	85,588
Other current liabilities	52,154	35,626
Total current liabilities	459,827	358,456
Long-term debt (less current portion)	3,192,506	2,923,359
Deferred income taxes	364,566	85,844
Operating lease liabilities	110,096	42,097
Other liabilities (less current portion)	550,587	286,365
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares at September 30, 2021	409,363	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 70,591,607 and 69,794,917 shares	706	698
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	410,188	817
Additional paid-in capital	1,424,240	1,130,789
Retained earnings	164,891	131,778
Accumulated other comprehensive loss, net of income taxes	(96,352)	(100,119)
Total equity	1,902,967	1,163,265
Total Liabilities and Equity	$6,580,549	$4,859,386
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Operating Revenues:
Advertising	$394,730	$320,026	$1,153,996	$770,024
Retransmission and carriage	151,828	153,888	464,746	437,121
Other	8,685	19,348	42,499	59,223
Total operating revenues	555,243	493,262	1,661,241	1,266,368
Operating Expenses:
Costs of revenues, excluding depreciation and amortization	285,775	227,520	818,853	682,455
Selling, general and administrative expenses, excluding depreciation and amortization	140,745	122,737	428,884	356,573
Acquisition and related integration costs	251	10,928	35,582	16,059
Restructuring costs	1,872	—	9,436	—
Depreciation	14,939	12,568	43,309	38,315
Amortization of intangible assets	27,147	14,288	79,035	42,531
Losses (gains), net on disposal of property and equipment	(31,109)	(2,012)	(30,954)	728
Total operating expenses	439,620	386,029	1,384,145	1,136,661
Operating income	115,623	107,233	277,096	129,707
Interest expense	(41,013)	(21,387)	(126,905)	(70,184)
Loss on extinguishment of debt	—	—	(13,775)	—
Defined benefit pension plan expense	(264)	(1,261)	(250)	(3,313)
Gains on sale of business	—	—	81,784	—
Losses on stock warrants	—	—	(99,118)	—
Miscellaneous, net	674	1,488	(6,884)	1,050
Income from continuing operations before income taxes	75,020	86,073	111,948	57,260
Provision for income taxes	16,654	22,100	48,866	17,997
Income from continuing operations, net of tax	58,366	63,973	63,082	39,263
Income (loss) from discontinued operations, net of tax	332	(5,455)	6,827	(14,597)
Net income	58,698	58,518	69,909	24,666
Preferred stock dividends	(12,577)	—	(36,796)	—
Net income attributable to the shareholders of The E.W. Scripps Company	$46,121	$58,518	$33,113	$24,666

Net income per basic share of common stock:
Income from continuing operations	$0.54	$0.76	$0.31	$0.47
Income (loss) from discontinued operations	—	(0.07)	0.08	(0.18)
Net income per basic share of common stock:	$0.54	$0.70	$0.39	$0.29

Net income per diluted share of common stock:
Income from continuing operations	$0.49	$0.76	$0.29	$0.47
Income (loss) from discontinued operations	—	(0.07)	0.08	(0.18)
Net income per diluted share of common stock:	$0.50	$0.69	$0.37	$0.29
See notes to condensed consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$58,698	$58,518	$69,909	$24,666
Changes in defined benefit pension plans, net of tax of $421, $317, $1,170 and $891	1,337	1,002	3,710	2,803
Other	19	6	57	18
Total comprehensive income attributable to preferred and common stockholders	$60,054	$59,526	$73,676	$27,487
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Net income	$69,909	$24,666
Income (loss) from discontinued operations, net of tax	6,827	(14,597)
Income from continuing operations, net of tax	63,082	39,263
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	122,344	80,846
Losses (gains), net on disposal of property and equipment	(30,954)	728
Loss on extinguishment of debt	13,775	—
Gains on sale of business	(81,784)	—
Losses on stock warrants	99,118	—
Programming assets and liabilities	(53,811)	(31,960)
Restructuring impairment charges	7,050	—
Deferred income taxes	13,287	32,019
Stock and deferred compensation plans	21,091	12,233
Pension contributions, net of income/expense	(24,652)	(27,218)
Other changes in certain working capital accounts, net	(13,109)	58,416
Miscellaneous, net	15,038	14,000
Net cash provided by operating activities from continuing operations	150,475	178,327
Net cash provided by (used in) operating activities from discontinued operations	6,077	(18,528)
Net operating activities	156,552	159,799
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,679,798)	2,500
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(1,480)
Additions to property and equipment	(45,026)	(38,086)
Purchase of investments	(11,785)	(5,453)
Proceeds from FCC repack	18,198	19,164
Miscellaneous, net	33,686	3,980
Net cash used in investing activities from continuing operations	(2,460,165)	(19,375)
Net cash provided by (used in) investing activities from discontinued operations	10,000	(333)
Net investing activities	(2,450,165)	(19,708)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	—
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(513,959)	(7,959)
Premium paid on debt extinguishment	(10,252)	—
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(33,067)	(12,415)
Tax payments related to shares withheld for vested stock and RSUs	(6,725)	(2,323)
Miscellaneous, net	203	(21,837)
Net cash provided by (used in) financing activities from continuing operations	774,077	(44,534)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(20)	23
Increase (decrease) in cash, cash equivalents and restricted cash	(1,519,556)	95,580
Cash, cash equivalents and restricted cash:
Beginning of year	1,626,021	32,968
End of period	$106,465	$128,548

Supplemental Cash Flow Disclosures
Interest paid	$110,816	$65,581
Income taxes paid	$74,345	$434
Non-cash investing information
Capital expenditures included in accounts payable	$3,682	$2,015
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2021 and 2020 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
Comprehensive income (loss)	—	—	—	58,698	1,356	60,054
Preferred stock dividends, $2,000 per share	577	—	—	(12,577)	—	(12,000)
Stock warrants	—	—	—	—	—	—
Compensation plans:57,016 net shares issued *	—	—	4,174	—	—	4,174
As of September 30, 2021	$409,363	$825	$1,424,240	$164,891	$(96,352)	$1,902,967
* Net of tax payments related to shares withheld for vested RSUs of $121 for the three months ended September 30, 2021.

As of June 30, 2020	$—	$815	$1,123,067	$(163,092)	$(97,176)	$863,614
Comprehensive income (loss)	—	—	—	58,518	1,008	59,526
Cash dividend: declared and paid - $0.05 per share	—	—	—	(4,156)	—	(4,156)
Compensation plans: 83,073 net shares issued *	—	1	4,082	—	—	4,083
As of September 30, 2020	$—	$816	$1,127,149	$(108,730)	$(96,168)	$923,067
* Net of tax payments related to shares withheld for vested RSUs of $31 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	69,909	3,767	73,676
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $5,511 per share	1,729	—	—	(36,796)	—	(35,067)
Stock warrants	—	—	279,958	—	—	279,958
Compensation plans: 796,690 net shares issued *	—	8	13,493	—	—	13,501
As of September 30, 2021	$409,363	$825	$1,424,240	$164,891	$(96,352)	$1,902,967
* Net of tax payments related to shares withheld for vested RSUs of $6,725 for the nine months ended September 30, 2021.

As of December 31, 2019	$—	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	—	24,666	2,821	27,487
Cash dividend: declared and paid - $0.15 per share	—	—	—	(12,415)	—	(12,415)
Compensation plans: 639,389 net shares issued *	—	6	10,054	—	—	10,060
As of September 30, 2020	$—	$816	$1,127,149	$(108,730)	$(96,168)	$923,067
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.6 million at September 30, 2021 and $3.4 million at December 31, 2020.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $21.9 million at September 30, 2021 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $14.1 million at December 31, 2020. We recorded $9.9 million of revenue in the nine months ended September 30, 2021 that was included in unearned revenue at December 31, 2020.

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
Share-based compensation costs totaled $3.6 million and $3.0 million for the third quarter of 2021 and 2020, respectively. Year-to-date share-based compensation totaled $18.3 million and $10.2 million in 2021 and 2020, respectively.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$58,366	$63,973	$63,082	$39,263
Less income allocated to RSUs	(1,337)	(1,748)	(738)	(921)
Less preferred stock dividends	(12,577)	—	(36,796)	—
Numerator for basic and diluted earnings per share	$44,452	$62,225	$25,548	$38,342
Denominator
Basic weighted-average shares outstanding	82,482	81,522	82,258	81,340
Effect of dilutive securities:
Restricted stock units	797	566	880	279
Common stock warrant	6,852	—	3,764	—
Diluted weighted-average shares outstanding	90,131	82,088	86,902	81,619

As of September 30, 2021 and 2020, we had less than 0.1 million and 0.5 million of outstanding RSU's that were anti-dilutive, respectively. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Following the amendment date, the EPS calculation for the 2021 quarterly and year-to-date periods includes the dilutive impact of the common stock warrant. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive.

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

The following table summarizes the net cash consideration for the ION transaction.

(in thousands)

Total purchase price	$2,650,000
Plus: Cash acquired	14,493
Plus: Working capital	59,798
Total transaction gross cash consideration	2,724,291
Less: Proceeds from ION stations divested	(30,000)
Total transaction net cash consideration	2,694,291
Less: Cash acquired	(14,493)
Total consideration, net of cash acquired	$2,679,798

The following table summarizes the preliminary fair values of the ION assets acquired and liabilities assumed at the closing date.

(in thousands)

Accounts receivable	$135,006
Other current assets	25,540
Programming rights	169,027
Property and equipment	123,093
Operating lease right-of-use assets	72,717
Other assets	2,295
Goodwill	1,810,074
Indefinite-lived intangible assets - FCC licenses	424,200
Amortizable intangible assets:
INYO affiliation agreement	422,000
Other affiliation relationships	22,000
Advertiser relationships	143,000
Trade names	72,000
Accounts payable	(9,674)
Unearned revenue	(13,043)
Accrued expenses	(34,688)
Current portion of programming liabilities	(92,721)
Other current liabilities	(8,373)
Programming liabilities	(191,837)
Deferred tax liabilities	(276,476)
Operating lease liabilities	(78,438)
Other long-term liabilities	(35,904)
Total consideration, net of cash acquired	$2,679,798

During 2021, we recorded measurement period adjustments to the preliminary ION purchase price allocation as a result of ongoing valuation procedures on assets acquired and liabilities assumed. These adjustments included increases in property and equipment of $60.0 million and advertiser relationships of $4.0 million, as well as decreases in FCC licenses of $9.5 million and INYO and other affiliation relationships of $14.0 million. The estimated amortization period for certain intangible assets were adjusted as well. These adjustments in fair value also resulted in an increase to the deferred tax liability of $10.3 million. The impact of the measurement period adjustments to our results of operations resulted in increases to previously reported depreciation and amortization expense of $2.0 million in 2021.

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

From the January 7, 2021 acquisition date through September 30, 2021, revenues from ION's operations of $394 million have been included in the accompanying Condensed Consolidated Statements of Operations. Acquisition and integration costs related to the transaction, including legal and professional fees and severance costs, totaled $33.4 million for the nine months ended September 30, 2021.

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

	Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2021	2020

Operating revenues	$1,667,963	$1,657,760
Net income attributable to Scripps shareholders	57,469	25,899
Net income per share:
Basic	$0.68	$0.31
Diluted	0.64	0.31

Pro forma results in 2020 include $42.9 million of non-recurring transaction related costs. The pro forma results in 2021 reflect a $33.4 million reversal of ION transaction costs incurred that are already being captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2021 - Acquisition and related integration costs of $35.6 million in the first nine months of 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

Restructuring costs totaled $9.4 million in the first nine months of 2021 due to the Newsy restructuring plan. In the first quarter, we incurred costs of $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional Newsy restructuring charges were primarily attributed to employee severance, relocation costs and Nielsen contract costs.

We completed the building sale for our Denver KMGH television station in the third quarter of 2021. The sale resulted in recognition of a pre-tax gain totaling $32.6 million.

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

Related to our outstanding common stock warrant, we recognized non-cash charges totaling $99.1 million for the year-to-date period of 2021. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and is no longer marked-to-market each reporting period.

2020 - Acquisition and related integration costs of $10.9 million in the third quarter of 2020 and $16.1 million in the first nine months of 2020 reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred leading up to the ION Media transaction.

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

The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 44% and 31%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.8 million benefit in 2021 and $1.2 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $3.5 million expense in 2020). Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At September 30, 2021 and December 31, 2020, we had restricted cash of $34.3 million and $1.1 billion, respectively. The September 30, 2021 balance reflects restricted cash held in escrow from the KMGH Denver television station building sale completed during the third quarter. The December 31, 2020 restricted balance represented the senior secured notes and senior unsecured notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION Media Networks, Inc. acquisition. Refer to Note 9. Long-Term Debt and Note 3. Acquisitions for further information on the $550 million senior secured notes and $500 million senior unsecured notes that were issued on December 30, 2020.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 totaled $6.1 million and $4.8 million, including short-term lease costs of $0.5 million and $0.1 million, respectively. Year-to-date September 30, 2021 and 2020 costs totaled $18.0 million and $14.4 million, including short-term lease costs of $1.4 million and $0.4 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2021	As of December 31, 2020

Balance Sheet Information
Right-of-use assets	$121,514	$51,471
Other current liabilities	19,896	9,623
Operating lease liabilities	110,096	42,097
Weighted Average Remaining Lease Term
Operating leases	8.53 years	7.64 years
Weighted Average Discount Rate
Operating leases	4.30%	5.96%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$5,780	$4,351	$16,456	$12,689
Right-of-use assets obtained in exchange for lease obligations	2,228	2,713	9,185	4,455

Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 were as follows:

(in thousands)	Operating Leases

Remainder of 2021	$8,123
2022	26,842
2023	22,401
2024	19,405
2025	15,227
Thereafter	63,472
Total future minimum lease payments	155,470
Less: Imputed interest	(25,478)
Total	$129,992

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	$905,494	$211,742	$85,976	$1,203,212

Gross balance as of September 30, 2021	$1,122,408	$2,042,816	$—	$3,165,224
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of September 30, 2021	$905,494	$2,021,816	$—	$2,927,310

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$616,244
Customer lists and advertiser relationships	217,400	102,900
Other	127,224	104,445
Total carrying amount	1,404,868	823,589
Accumulated amortization:
Television affiliation relationships	(154,503)	(113,950)
Customer lists and advertiser relationships	(70,350)	(53,232)
Other	(29,230)	(37,778)
Total accumulated amortization	(254,083)	(204,960)
Net amortizable intangible assets	1,150,785	618,629
Indefinite-lived intangible assets — FCC licenses	781,015	356,815
Total other intangible assets	$1,931,800	$975,444

Estimated amortization expense of intangible assets for each of the next five years is $24.5 million for the remainder of 2021, $94.1 million in 2022, $90.5 million in 2023, $89.2 million in 2024, $87.4 million in 2025, $84.4 million in 2026 and $680.7 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	550,000	550,000
Senior unsecured notes, due in 2025	—	400,000
Senior unsecured notes, due in 2027	500,000	500,000
Senior unsecured notes, due in 2031	500,000	500,000
Term loan, due in 2024	288,000	290,250
Term loan, due in 2026	745,952	751,660
Term loan, due in 2028	694,000	—
Total outstanding principal	3,277,952	2,991,910
Less: Debt issuance costs and issuance discounts	(66,834)	(57,939)
Less: Current portion	(18,612)	(10,612)
Net carrying value of long-term debt	$3,192,506	$2,923,359
Fair value of long-term debt *	$3,284,008	$3,064,194
* Fair values of the Senior Notes are estimated based on quoted private market transactions and are classified as Level 1 in the fair value hierarchy. The fair values of the term loans are based on observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, the capacity of our Revolving Credit Facility was increased from $210 million to $400 million. Additionally, the Sixth Amendment extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of September 30, 2021, we had no borrowings under the Revolving Credit Facility. As of September 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $6.8 million and $6.0 million, respectively, under the Revolving Credit Facility.

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
As of September 30, 2021 and December 31, 2020, the interest rate on the 2024 term loan was 2.08% and 2.15%, respectively. The weighted-average interest rate was 2.09% and 2.16% for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the interest rate on the 2026 term loan was 3.31% and 2.65%, respectively. The weighted-average interest rate on the term loan was 3.31% and 2.66% for the nine months ended September 30, 2021 and 2020, respectively.

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

During 2021, we made additional principal payments on the 2028 term loan totaling $100 million and wrote off $2.5 million of deferred financing costs related to this term loan to interest expense.

As of September 30, 2021, the interest rate on the 2028 term loan was 3.75%. The weighted-average interest rate on the term loan was 3.75% for the nine months ended September 30, 2021.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of September 30, 2021, we were in compliance with our financial covenants.

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

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020

Employee compensation and benefits	$36,961	$34,020
Deferred FCC repack income	46,210	44,945
Programming liability	293,629	33,481
Liability for pension benefits	132,040	161,845
Liabilities for uncertain tax positions	11,605	2,332
Other	30,142	9,742
Other liabilities (less current portion)	$550,587	$286,365

In connection with the acquisition of ION, we assumed $26.2 million of uncertain tax position liabilities. Approximately $21.9 million of that liability was attributed to disallowed domestic production activities deductions (DPAD). During 2021, we have reached agreement with the IRS for settlement of $12.5 million of the DPAD liability. We would expect the remaining liability to be resolved within the next twelve months.

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Accounts receivable	$16,473	$5,822
Other current assets	11,777	7,366
Accounts payable	7,840	30,212
Accrued employee compensation and benefits	(2,378)	(4,527)
Accrued interest	(121)	(1,323)
Other accrued liabilities	(19,269)	(2,812)
Unearned revenue	(5,224)	23,806
Other, net	(22,207)	(128)
Total	$(13,109)	$58,416

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Interest cost	$4,143	$5,014	$12,349	$14,849
Expected return on plan assets, net of expenses	(5,786)	(5,250)	(17,426)	(15,762)
Amortization of actuarial loss and prior service cost	1,684	1,255	4,657	3,504
Total for defined benefit pension plan	41	1,019	(420)	2,591
Multi-employer plans	—	15	—	76
SERPs	223	242	670	722
Defined contribution plan	3,197	3,060	10,877	10,541
Net periodic benefit cost	3,461	4,336	11,127	13,930
Allocated to discontinued operations	—	(171)	—	(497)
Net periodic benefit cost — continuing operations	$3,461	$4,165	$11,127	$13,433

We contributed $0.8 million to fund current benefit payments for our SERPs and $24.1 million for our defined benefit pension plan during the nine months ended September 30, 2021. During the remainder of 2021, we anticipate contributing an additional $0.6 million to fund the SERPs' benefit payments. As of September 30, 2021, we have met our 2021 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We do not expect to make any contributions to our defined pension plan the remainder of the year.

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
Our Local Media segment includes our 61 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; five independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Segment operating revenues:
Local Media	$331,316	$407,002	$968,734	$1,011,879
Scripps Networks	226,550	72,825	678,945	216,232
Other	1,207	16,668	24,378	47,816
Intersegment eliminations	(3,830)	(3,233)	(10,816)	(9,559)
Total operating revenues	$555,243	$493,262	$1,661,241	$1,266,368
Segment profit (loss):
Local Media	$65,391	$147,794	$185,971	$242,357
Scripps Networks	83,327	3,493	282,847	15,615
Other	(2,227)	3,846	513	13,073
Shared services and corporate	(17,768)	(12,128)	(55,827)	(43,705)
Acquisition and related integration costs	(251)	(10,928)	(35,582)	(16,059)
Restructuring costs	(1,872)	—	(9,436)	—
Depreciation and amortization of intangible assets	(42,086)	(26,856)	(122,344)	(80,846)
Gains (losses), net on disposal of property and equipment	31,109	2,012	30,954	(728)
Interest expense	(41,013)	(21,387)	(126,905)	(70,184)
Loss on extinguishment of debt	—	—	(13,775)	—
Defined benefit pension plan expense	(264)	(1,261)	(250)	(3,313)
Gains on sale of business	—	—	81,784	—
Losses on stock warrants	—	—	(99,118)	—
Miscellaneous, net	674	1,488	(6,884)	1,050
Income from continuing operations before income taxes	$75,020	$86,073	$111,948	$57,260
Depreciation:
Local Media	$9,877	$10,455	$29,416	$32,719
Scripps Networks	4,645	1,522	12,463	3,856
Other	44	245	338	626
Shared services and corporate	373	346	1,092	1,114
Total depreciation	$14,939	$12,568	$43,309	$38,315
Amortization of intangible assets:
Local Media	$12,016	$9,133	$30,698	$28,453
Scripps Networks	14,503	2,739	44,390	7,095
Other	—	2,077	2,147	5,968
Shared services and corporate	628	339	1,800	1,015
Total amortization of intangible assets	$27,147	$14,288	$79,035	$42,531
Additions to property and equipment:
Local Media	$8,317	$9,134	$27,066	$35,351
Scripps Networks	6,960	1,049	17,372	2,640
Other	—	377	430	832
Shared services and corporate	869	78	1,329	294
Total additions to property and equipment	$16,146	$10,638	$46,197	$39,117

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Operating revenues:
Core advertising	$387,643	$221,713	$1,142,405	$638,275
Political	7,087	98,313	11,591	131,749
Retransmission and carriage fees	151,828	153,888	464,746	437,121
Other	8,685	19,348	42,499	59,223
Total operating revenues	$555,243	$493,262	$1,661,241	$1,266,368

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends, effective through September 15, 2021, have been paid in 2021 totaling $33.1 million.
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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under an authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under any authorizations during the first nine months of 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2021	$(97,416)	$(292)	$(97,708)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $421(a)	1,337	19	1,356
Net current-period other comprehensive income (loss)	1,337	19	1,356
Ending balance, September 30, 2021	$(96,079)	$(273)	$(96,352)

	Three Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2020	$(96,933)	$(243)	$(97,176)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $317(a)	1,002	6	1,008
Net current-period other comprehensive income (loss)	1,002	6	1,008
Ending balance, September 30, 2020	$(95,931)	$(237)	$(96,168)

	Nine Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $1,170(a)	3,710	57	3,767
Net current-period other comprehensive income (loss)	3,710	57	3,767
Ending balance, September 30, 2021	$(96,079)	$(273)	$(96,352)

	Nine Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $891(a)	2,803	18	2,821
Net current-period other comprehensive income (loss)	2,803	18	2,821
Ending balance, September 30, 2020	$(95,931)	$(237)	$(96,168)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

16. Assets Held for Sale and Discontinued Operations

Stitcher

During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business. On July 10, 2020, we signed a definitive agreement to sell the business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020. Stitcher is classified as discontinued operations in our condensed consolidated financial statements for all periods presented.

Operating results of our discontinued Stitcher operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Operating revenues	$—	$19,956	$—	$53,652
Total costs and expenses	—	(27,043)	(600)	(72,106)
Depreciation and amortization of intangible assets	—	—	—	(1,157)
Other, net	—	(33)	—	(139)
Loss from operations	—	(7,120)	(600)	(19,750)
Pretax gain (loss) on disposal	520	—	9,572	—
Gain (loss) from discontinued operations before income taxes	520	(7,120)	8,972	(19,750)
Income tax provision (benefit)	188	(1,665)	2,145	(5,153)
Income (loss) from discontinued operations, net of tax	$332	$(5,455)	$6,827	$(14,597)

During the first nine months of 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. In the third quarter of 2021, we received payment of $19.1 million for the 2020 earnout period. No value is currently assigned to the 2021 contingent earnout consideration.

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
Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local and national media brands. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW network. In our Scripps Networks division, we operate nine news and entertainment networks - ION, Bounce, Grit, Laff, Court TV, Court TV Mystery, Newsy, Defy TV and TrueReal. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

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

During the first quarter of 2021, the Company began notifying MVPDs carrying Newsy of our intent to exit cable and satellite distribution of the network. In October 2021, the network launched as an over-the-air television station. Newsy became the nation's only free 24/7 broadcast news network, available to more than 90% of U.S. television homes. The network is headquartered in Atlanta and is carried primarily on the Scripps-owned ION stations and select Scripps local television stations and those of other station groups. In connection with this Newsy restructuring plan, we incurred costs related to relocating certain employees, exiting certain contractual agreements and writing down assets associated with existing cable and satellite provider relationships. For the nine months ended September 30, 2021, we have incurred restructuring charges totaling $9.4 million, including $7.1 million of charges for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

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
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Operating revenues	$555,243	12.6%	$493,262	$1,661,241	31.2%	$1,266,368
Cost of revenues, excluding depreciation and amortization	(285,775)	25.6%	(227,520)	(818,853)	20.0%	(682,455)
Selling, general and administrative expenses, excluding depreciation and amortization	(140,745)	14.7%	(122,737)	(428,884)	20.3%	(356,573)
Acquisition and related integration costs	(251)		(10,928)	(35,582)		(16,059)
Restructuring costs	(1,872)		—	(9,436)		—
Depreciation and amortization of intangible assets	(42,086)		(26,856)	(122,344)		(80,846)
Gains (losses), net on disposal of property and equipment	31,109		2,012	30,954		(728)
Operating income	115,623		107,233	277,096		129,707
Interest expense	(41,013)		(21,387)	(126,905)		(70,184)
Loss on extinguishment of debt	—		—	(13,775)		—
Defined benefit pension plan expense	(264)		(1,261)	(250)		(3,313)
Gains on sale of business	—		—	81,784		—
Losses on stock warrants	—		—	(99,118)		—
Miscellaneous, net	674		1,488	(6,884)		1,050
Income from continuing operations before income taxes	75,020		86,073	111,948		57,260
Provision for income taxes	(16,654)		(22,100)	(48,866)		(17,997)
Income from continuing operations, net of tax	58,366		63,973	63,082		39,263
Income (loss) from discontinued operations, net of tax	332		(5,455)	6,827		(14,597)
Net income	$58,698		$58,518	$69,909		$24,666

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Operating revenues increased $62.0 million or 13% in the third quarter of 2021 and $395 million or 31% for the first nine months of 2021 when compared to prior periods. Excluding the impact of ION, as well as the impact of the WPIX television station that was sold in the fourth quarter of 2020, operating revenues decreased $51.1 million or 11% in the third quarter of

2021 and increased $48.8 million or 4.0% for the first nine months of 2021 when compared to prior periods. Quarter and year-to-date revenues both benefited from higher retransmission revenues in our Local Media group and overall growth in our legacy Scripps Networks operations. Additionally, Local Media same-station core advertising revenue increased $26.1 million and $81.5 million in the quarter and year-to-date periods, respectively. The COVID-19 pandemic particularly had an impact on our 2020 results. Beginning with stay at home and similar orders, we began to see cancellations late in the first quarter, which we believe reduced our first quarter 2020 consolidated advertising revenue by about $10 million. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in the advertising markets starting in May 2020 as economies began to reopen. In this non-election year, there was a decline in same-station political revenue of $89.3 million and $116 million in the quarter and year-to-date periods, respectively, which more than offset the quarterly revenue increases, but only partially offset year-to-date increases discussed above.

Costs of revenues, which are comprised of programming costs and costs associated with distributing our content, increased $58.3 million or 26% in the third quarter of 2021 and $136 million or 20% for the first nine months of 2021 when compared to prior periods. Programming costs, which represent the primary driver of fluctuation in costs of revenues, increased $51.6 million in the third quarter of 2021 and $128 million for the first nine months of 2021 when compared to prior periods. Excluding the impacts of the ION acquisition and the WPIX disposition, programming costs increased $23.5 million or 18% in the third quarter of 2021 and $55.2 million or 14% for the first nine months of 2021 when compared to prior periods, attributed to higher network affiliation fees at our Local Media and Scripps Networks stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our legacy Scripps Networks operations.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $18.0 million or 15% in the third quarter of 2021 and $72.3 million or 20% for the first nine months of 2021 when compared to prior periods, primarily attributed to incremental costs incurred related to the ION acquisition, as well as increases in employee compensation and the return of marketing and advertising costs across our businesses.

Acquisition and related integration costs of $35.6 million incurred in the first nine months of 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION acquisition, which closed on January 7, 2021.

Restructuring costs totaled $9.4 million in the first nine months of 2021. In connection with the Newsy restructuring plan, we incurred charges in the first quarter totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional Newsy restructuring charges for the year were primarily attributed to employee severance, relocation costs and Nielson contract costs.

Depreciation and amortization of intangible assets increased from $80.8 million in 2020 to $122 million in 2021 primarily due to the acquisition of ION.

Gains from the disposal of property and equipment in the third quarter of 2021 reflect a $32.6 million gain from the sale of our KMGH Denver station's building.

Interest expense increased in the first nine months of 2021 due to the issuance of new debt to finance the ION acquisition, which included $550 million of senior secured notes, $500 million of senior unsecured notes and an $800 million term loan issued upon the close of the acquisition.

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

The first nine months of 2021 included a $99.1 million non-cash charge related to our outstanding common stock warrant. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and is longer marked-to-market each reporting period.

The effective income tax rate was 44% and 31% for the nine months ended September 30, 2021 and 2020, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.8 million benefit in 2021 and $1.2 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes ($1.2 million benefit in 2021 and $3.5 million expense in 2020). Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Segment operating revenues:
Local Media	$331,316	(18.6)%	$407,002	$968,734	(4.3)%	$1,011,879
Scripps Networks	226,550		72,825	678,945		216,232
Other	1,207	(92.8)%	16,668	24,378	(49.0)%	47,816
Intersegment eliminations	(3,830)	18.5%	(3,233)	(10,816)	13.1%	(9,559)
Total operating revenues	$555,243	12.6%	$493,262	$1,661,241	31.2%	$1,266,368
Segment profit (loss):
Local Media	$65,391	(55.8)%	$147,794	$185,971	(23.3)%	$242,357
Scripps Networks	83,327		3,493	282,847		15,615
Other	(2,227)		3,846	513	(96.1)%	13,073
Shared services and corporate	(17,768)	46.5%	(12,128)	(55,827)	27.7%	(43,705)
Acquisition and related integration costs	(251)		(10,928)	(35,582)		(16,059)
Restructuring costs	(1,872)		—	(9,436)		—
Depreciation and amortization of intangible assets	(42,086)		(26,856)	(122,344)		(80,846)
Gains (losses), net on disposal of property and equipment	31,109		2,012	30,954		(728)
Interest expense	(41,013)		(21,387)	(126,905)		(70,184)
Loss on extinguishment of debt	—		—	(13,775)		—
Defined benefit pension plan expense	(264)		(1,261)	(250)		(3,313)
Gains on sale of business	—		—	81,784		—
Losses on stock warrants	—		—	(99,118)		—
Miscellaneous, net	674		1,488	(6,884)		1,050
Income from continuing operations before income taxes	$75,020		$86,073	$111,948		$57,260

Local Media — Our Local Media segment includes our 61 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; five independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.
National television networks offer affiliates a variety of programming and sell the majority of advertising within those programs. In addition to network programs, we broadcast internally produced local and national programs, syndicated programs, sporting events and other programs of interest in each station's market. News is the primary focus of our locally produced programming.
The operating performance of our Local Media group is most affected by local and national economic conditions, particularly conditions within the automotive and services categories, and by the volume of advertising purchased by campaigns for elective office and political issues. The demand for political advertising is significantly higher in the third and fourth quarters of even-numbered years.
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Segment operating revenues:
Core advertising	$167,294	10.4%	$151,488	$480,388	12.0%	$428,759
Political	7,087	(92.6)%	96,375	11,591	(91.0)%	128,463
Retransmission and carriage fees	153,466	(1.2)%	155,302	465,486	5.5%	441,094
Other	3,469	(9.6)%	3,837	11,269	(16.9)%	13,563
Total operating revenues	331,316	(18.6)%	407,002	968,734	(4.3)%	1,011,879
Segment costs and expenses:
Employee compensation and benefits	109,557	(1.8)%	111,551	323,846	(0.7)%	326,071
Programming	110,376	10.4%	99,991	330,304	8.8%	303,514
Other expenses	45,992	(3.5)%	47,666	128,613	(8.1)%	139,937
Total costs and expenses	265,925	2.6%	259,208	782,763	1.7%	769,522
Segment profit	$65,391	(55.8)%	$147,794	$185,971	(23.3)%	$242,357

On December 30, 2020, we completed the sale of our WPIX television station. The exclusion of the station's operating results for the periods subsequent to the disposition impacts the comparability of our Local Media operating results.

Revenues

Total Local Media revenues decreased $75.7 million or 19% in the third quarter of 2021 and $43.1 million or 4.3% for the first nine months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, Local Media revenues decreased $60.1 million or 15% in the third quarter of 2021 and increased $5.0 million or 0.5% for the first nine months of 2021 when compared to prior periods. Both the quarter and year-to-date periods of 2021 reflect decreases in political revenues during this non-election year. Retransmission revenues on a same-station basis increased $2.2 million and $37.4 million for the quarter and year-to-date periods, respectively. While retransmission revenues have been affected by subscriber losses by the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. The year-to-date increase in retransmission revenues reflects the impact of renegotiated retransmission consent contracts, covering more than 30% of our subscriber households, that were completed in the first half of 2020. Core advertising revenues on a same-station basis increased $26.1 million or 19% in the third quarter of 2021 and $81.5 million or 20% for the first nine months of 2021 when compared to prior periods. Political advertising displacement as well as weakness in economic conditions attributed to the COVID-19 pandemic had an impact on our 2020 results. We began to see cancellations late in the first quarter and estimate that the impact of the pandemic reduced our core advertising revenues by at least $8 million in the first quarter of 2020. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in the advertising markets starting in May 2020 as economies began to reopen.

Costs and expenses

Employee compensation and benefits decreased $2.0 million or 1.8% in the third quarter of 2021 and decreased $2.2 million or 0.7% for the first nine months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, employee compensation and benefits increased $6.1 million or 5.9% in the third quarter of 2021 and $22.2 million or 7.4% for the first nine months of 2021. The increase in employee compensation and benefits is primarily attributed to annual merit increases, higher bonus compensation year-over-year, and increases in commissions as a result of higher advertising revenue.

Programming expense increased $10.4 million or 10% in the third quarter of 2021 and $26.8 million or 8.8% for the first nine months of 2021 when compared to prior periods. Excluding the impact of the WPIX disposition, the expense increased $13.2 million or 14% in the third quarter of 2021 and $35.4 million or 12% for the first nine months of 2021 reflecting the impact of higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Excluding the impact of the WPIX disposition, other expenses increased $4.4 million or 11% in the third quarter of 2021 and $3.8 million or 3.1% in the first nine months of 2021 when compared to prior periods. In response to the weakened economic conditions created by COVID-19, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing toward the end of the first quarter of 2020. The increases in the quarter and year-to-date periods reflect an increase in both national representation commissions and marketing and advertising costs.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	Change	2020	2021	Change	2020

Total operating revenues	$226,550		$72,825	$678,945		$216,232
Segment costs and expenses:
Employee compensation and benefits	26,361	92.4%	13,699	73,160	84.6%	39,637
Programming	76,398		34,485	202,676		100,394
Other expenses	40,464		21,148	120,262		60,586
Total costs and expenses	143,223		69,332	396,098	97.4%	200,617
Segment profit	$83,327		$3,493	$282,847		$15,615

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $154 million in the third quarter of 2021 and $463 million for the first nine months of 2021 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Weakness in economic conditions that began toward the end of the 2020 first quarter, reflecting the impact of the COVID-19 pandemic, negatively affected 2020 year-to-date and particularly second quarter 2020 advertising spending and rates for our Scripps Networks’ businesses. The impact of the ION acquisition and significant year-over-year increases in adverting rates for our legacy Scripps Networks businesses, particularly direct response rates, were the primary drivers of revenue increases in the quarter and year-to-date periods.

Costs and expenses

Employee compensation and benefits increased $12.7 million or 92% in the third quarter of 2021 and $33.5 million or 85% for the first nine months of 2021 when compared to prior periods. When compared to the prior year, our average for full-time equivalent employees has increased over 80%, reflecting the impact of the ION acquisition and continued investment to support the growth of our legacy Scripps Networks' businesses. Higher year-over-year bonus compensation also contributed to the increase in employee compensation and benefits.

Programming expense increased $41.9 million in the third quarter of 2021 and $102 million for the first nine months of 2021 when compared to prior periods. Costs attributed to acquired ION programming and ION affiliation fees totaled $31 million for the third quarter of 2021 and $81.1 million for the first nine months of 2021. The remaining increase is driven by the launch of two new networks and higher affiliate fees reflecting both contractual rate increases and increased distribution across the legacy Scripps Networks' businesses.

Other expenses increased $19.3 million in the third quarter of 2021 and $59.7 million for the first nine months of 2021 when compared to prior periods. The increase primarily reflects incremental occupancy, marketing and other administrative costs related to the ION acquisition. Additionally, marketing, advertising and rating services costs attributed to our legacy Scripps Networks’ businesses increased $4 million in the third quarter of 2021 and $15.2 million for the first nine months of 2021.

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

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of September 30, 2021, we had approximately $72.2 million of unrestricted cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

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

Cash Flows - Operating Activities

Cash flows from operating activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash Flows from Operating Activities:
Income from continuing operations, net of tax	$63,082	$39,263
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	122,344	80,846
Losses (gains), net on disposal of property and equipment	(30,954)	728
Loss on extinguishment of debt	13,775	—
Gains on sale of business	(81,784)	—
Losses on stock warrants	99,118	—
Programming assets and liabilities	(53,811)	(31,960)
Restructuring impairment charges	7,050	—
Deferred income taxes	13,287	32,019
Stock and deferred compensation plans	21,091	12,233
Pension contributions, net of income/expense	(24,652)	(27,218)
Other changes in certain working capital accounts, net	(13,109)	58,416
Miscellaneous, net	15,038	14,000
Net cash provided by operating activities from continuing operations	150,475	178,327
Net cash provided by (used in) operating activities from discontinued operations	6,077	(18,528)
Net operating activities	$156,552	$159,799

In 2021 and 2020, cash provided by operating activities from continuing operations was $150 million and $178 million, respectively. The $27.9 million decrease in cash provided by operating activities from continuing operations was attributable to a $186 million year-over-year increase in segment profit offset by a $45.2 million increase in interest paid, $73.9 million increase in income taxes paid, $19.5 million increase in acquisition and integration costs and year-over-year cash outlay increase of $21.9 million for programming investments in excess of programming amortization. The increase in interest payments reflects the impact of the issuance of new debt related to the financing of the ION acquisition. Additionally, changes in accounts payable and unearned revenue working capital accounts decreased cash provided by operating activities by $48.4 million. In the third quarter of 2020, we received advance payments for fourth quarter political advertising campaigns, which increased prior year cash provided by operating activities by $26 million. Timing of payments made on accounts payable decreased year-over-year cash provided by operating activities by $22.4 million, mainly attributable to the slower timing of payments made to vendors in the prior year as a way to control liquidity during the economic conditions created by the COVID-19 pandemic.

Cash Flows - Investing Activities

Cash flows from investing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	$(2,679,798)	$2,500
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—
Acquisition of intangible assets	(430)	(1,480)
Additions to property and equipment	(45,026)	(38,086)
Purchase of investments	(11,785)	(5,453)
Proceeds from FCC repack	18,198	19,164
Miscellaneous, net	33,686	3,980
Net cash used in investing activities from continuing operations	(2,460,165)	(19,375)
Net cash provided by (used in) investing activities from discontinued operations	10,000	(333)
Net investing activities	$(2,450,165)	$(19,708)

In 2021 and 2020, we used $2.5 billion and $19.4 million, respectively, in cash for investing activities from continuing operations. The primary factors affecting these cash flows for the periods presented are described below.

•In 2021, we acquired ION for $2.7 billion, net of cash acquired.
•In March 2021, we completed the sale of our Triton business for a total net proceeds of $225 million.
•Capital expenditures increased $6.9 million year-over-year.
•In 2021, we contributed $11.8 million in cash to our investments, including a $10 million investment in Misfits Gaming Group, which is a premier eSports platform and Millennial/Gen-Z focused media and content engine.
•In 2021 and 2020, we received $18.2 million and $19.2 million, respectively, in reimbursement proceeds from the FCC repacking process. The remaining FCC repack receivable balance is $1.0 million as of September 30, 2021.
•We completed the building sale for our Denver KMGH television station in the third quarter of 2021 for proceeds of $34.3 million, which is included in the miscellaneous, net investing activities total.

Cash Flows - Financing Activities
Cash flows from financing activities for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	$—	$—
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of preferred stock	600,000	—
Payments on long-term debt	(513,959)	(7,959)
Premium paid on debt extinguishment	(10,252)	—
Payments on financing costs	(50,597)	—
Payments for capitalized preferred stock issuance costs	(11,526)	—
Dividends paid on common and preferred stock	(33,067)	(12,415)
Tax payments related to shares withheld for vested stock and RSUs	(6,725)	(2,323)
Miscellaneous, net	203	(21,837)
Net cash provided by (used in) financing activities from continuing operations	$774,077	$(44,534)

In 2021, cash provided by financing activities from continuing operations was $774 million while in 2020, cash used by financing activities from continuing operations was $44.5 million. As of September 30, 2021, we had no outstanding borrowings under our revolving credit facility. Other factors impacting our cash flows from financing activities from continuing operations are described below.

On January 7, 2021, we issued an $800 million term loan B, maturing in 2028, in connection with the closing of the ION acquisition. Additionally, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through September 15, 2021, were paid in 2021 totaling $33.1 million.

During the second quarter of 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes for a redemption price equal to 102.563% of the aggregate principal amount. Additionally, during 2021 we made additional principal payments on the 2028 term loan totaling $100 million. The debt was redeemed with cash on hand.

As of September 30, 2021, we have $1.55 billion of senior notes and $1.73 billion outstanding balance on our term loans. Our debt has required annual principal payments of $18.6 million.

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
In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under any authorizations during the first nine months of 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
During the remainder of 2021, we anticipate contributing an additional $0.6 million to fund the SERPs' benefit payments. As of September 30, 2021, we have met our 2021 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. We do not expect to make any contributions to our defined pension plan the remainder of the year.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $7.7 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	550,000	551,920	550,000	573,375
Senior unsecured notes, due in 2025	—	—	400,000	409,000
Senior unsecured notes, due in 2027	500,000	513,125	500,000	522,500
Senior unsecured notes, due in 2031	500,000	491,575	500,000	525,800
Term loan, due in 2024	288,000	286,200	290,250	288,436
Term loan, due in 2026	745,952	745,019	751,660	745,083
Term loan, due in 2028	694,000	696,169	—	—
Long-term debt, including current portion	$3,277,952	$3,284,008	$2,991,910	$3,064,194

Financial instruments subject to market value risk:
Investments held at cost	$15,267	(a)	$4,564	(a)

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
There were no changes to the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. On January 7, 2021, we completed the acquisition of the ION Media Networks, Inc., and have excluded the business from management's reporting on internal control over financial reporting, as permitted by SEC guidance, for the quarter ended September 30, 2021. ION has total assets of approximately $3.4 billion, or 52% of our total assets as of September 30, 2021, and revenues of $394 million, or 24% of our total revenues for the nine months ended September 30, 2021.