Form 10-K
period 2021-12-31
E.W. SCRIPPS Co
filed 2022-02-25
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2021     OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $20.39 per share closing price for such stock on June 30, 2021, was approximately $1,200,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2022, there were 70,715,548 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2022 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2021

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
We are a 143-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of local television stations and their associated digital media products. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW network. In our Scripps Networks division, we operate nine news and entertainment networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Newsy and TrueReal. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. For a full listing of our outlets, visit http://www.scripps.com.

We completed the acquisition of ION Media Networks, Inc. (“ION”) on January 7, 2021, for $2.65 billion. ION is a national broadcast television network that delivers popular crime and justice procedural programming to more than 100 million U.S. homes through its over-the-air broadcast and pay TV platforms. To comply with ownership rules of the Federal Communications Commission, we simultaneously divested 23 of ION's television stations, which were purchased by INYO Broadcast Holdings, LLC upon completion of the acquisition. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. At the time of the acquisition and related divestitures, ION's programming was being delivered through 48 owned and operated stations and 63 independent ION affiliated stations.

The acquisition of ION enabled us to create a full-scale national television networks business. By combining ION with our other news and entertainment networks, Scripps Networks reaches nearly every American through free over-the-air broadcast, cable/satellite, connected TV and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates’ markets. Our other multicast networks air on digital subchannels on our and other broadcast stations.

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

On July 1, 2021, we launched two national television networks. The two networks, which are distributed for free to viewers over-the-air and reached 92% of U.S. television homes at launch, are demo-specific and reality-based. TrueReal targets women in the 25-54 demographic and features off-network shows such as Storage Wars, Married at First Sight, Hoarders and Little Women: LA. Defy TV targets men ages 25-54 with programming that includes off-network series such as Pawn Stars, Forged in Fire, American Pickers and The Curse of Oak Island.

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

LOCAL MEDIA
Our Local Media segment is comprised of our 61 local broadcast television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Our television station group reaches approximately 25% of the nation’s television households and includes 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; five independent stations and 10 additional low power stations.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to balance syndicated programming with original programming that we control. We believe this strategy improves our Local Media division's financial performance. Original shows we produce ourselves or in partnership with others include:
•The List, an Emmy-award winning infotainment show, is available in 36 markets reaching viewers in approximately 24% of the country.
•The Race is a weekly show that focuses on the issues impacting Americans as we face a quickly changing economy and nation. We travel coast to coast talking to Americans about their lives. It is real people talking about real issues. This show is available in more than 42 markets.
•RightThisMinute is a daily entertainment program featuring consumer-generated viral videos. RightThisMinute reaches nearly 94% of the nation's television households.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank

KNXV-TV	Phoenix, Ch. 15	ABC/15	2022	2022	12
KASW -TV	Phoenix, Ch. 61	CW/27	2024	2022	12
WFTS-TV	Tampa, Ch. 28	ABC/29	2022	2029	13
WMYD-TV	Detroit, Ch. 20	Ind/21	N/A	2029	15
WXYZ-TV	Detroit, Ch. 7	ABC/41	2022	2029	15
KMGH-TV	Denver, Ch. 7	ABC/7	2022	2022	16
KCDO-TV	Denver, Ch. 3	Ind/3	N/A	2022	16
WSFL-TV	Miami, Ch. 39	CW/27	2024	2029	18
WEWS-TV	Cleveland, Ch. 5	ABC/15	2022	2029	19
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2022	2029	25
KGTV-TV	San Diego, Ch. 10	ABC/10	2022	2022	28
WMAR-TV	Baltimore, Ch. 2	ABC/38	2022	2028	27
WTVF-TV	Nashville, Ch. 5	CBS/25	2024	2029	30
KSTU-TV	Salt Lake City, Ch. 13	FOX/28	2022	2022	29
KMCI-TV	Kansas City, Ch. 38	Ind./41	N/A	2022	32
KSHB-TV	Kansas City, Ch. 41	NBC/42	2024	2022	32
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2022	2029	35
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2024	2029	36
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2024	2029	39
WHDT-TV	W. Palm Beach, Ch. 9	Ind/34	N/A	2029	39
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2022	2022	40
WXMI-TV	Grand Rapids, Ch. 17	FOX/19	2022	2029	41
WGNT-TV	Norfolk, Ch. 27	CW/50	2024	2028	46
WTKR-TV	Norfolk, Ch. 3	CBS/40	2022	2028	46
WKBW-TV	Buffalo, Ch. 7	ABC/38	2022	2023	52
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2022	2029	54
WTVR-TV	Richmond, Ch. 6	CBS/25	2022	2028	56
KJRH-TV	Tulsa, Ch. 2	NBC/8	2024	2022	61
WLEX-TV	Lexington, Ch. 18	NBC/39	2024	2029	63
KWBA-TV	Tucson, Ch. 58	CW/44	2024	2022	69
KGUN-TV	Tucson, Ch. 9	ABC/9	2022	2022	69
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2024	2029	68
WACY-TV	Green Bay/Appleton, Ch. 32	Ind/27	N/A	2029	68
KMTV-TV	Omaha, Ch. 3	CBS/45	2022	2022	72
KOAA-TV	Colorado Springs, Ch.5	NBC/42	2024	2022	84
KXXV-TV	Waco, Ch.25	ABC/26	2022	2022	82
KIVI-TV	Boise, Ch. 6	ABC/24	2022	2022	98
WTXL-TV	Tallahassee, Ch. 27	ABC/27	2022	2029	107
WSYM-TV	Lansing, Ch. 47	FOX/38	2022	2029	114
KSBY-TV	San Luis Obispo, Ch. 6	NBC/15	2024	2022	122
KATC-TV	Lafayette, Ch. 3	ABC/28	2022	2029	124
KERO-TV	Bakersfield, Ch. 23	ABC/10	2022	2022	125
KRIS-TV	Corpus Christi, Ch. 6	NBC/13	2024	2022	130
KPAX-TV	Missoula, Ch. 8	CBS/7	2024	2022	162
KTVQ-TV	Billings, Ch. 2	CBS/10	2024	2022	166
KXLF-TV	Butte-Bozeman, Ch. 4	CBS/5	2024	2022	187
KRTV-TV	Great Falls, Ch. 3	CBS/7	2024	2022	191
KTVH-TV	Helena, Ch. 12	NBC/12	2024	2022	203

Historically, we have been successful in renewing our FCC licenses. Market rank is based on the 2022 Nielsen HH Universe estimates and represents the relative size of a station's Designated Market Area rank in the United States.

Revenue cycles and sources

Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast spots, as well as digital and OTT advertising. Our core advertising revenues accounted for 50% of our Local Media segment’s revenues in 2021. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) or other advocacy groups. Political advertising revenues were 2% of our Local Media segment's revenues in 2021.

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

Retransmission Revenues

We earn revenues from retransmission consent agreements with multi-channel video programming distributors ("MVPDs") in our markets. Retransmission revenues were 47% of our Local Media segment's revenues in 2021. The MVPDs are cable operators, telecommunication companies and satellite carriers who pay us to offer our programming to their customers. The fees we receive from our retransmission consent agreements are typically based on the number of subscribers in our local market and the contracted rate per subscriber. Approximately 20% of subscribers within our retransmission consent agreements are subject to negotiation in 2022 and 75% of our subscribers are under consent agreements that will expire in 2023. We also receive fees from over-the-top virtual MVPDs.
Expenses
Employee costs accounted for 41% of our Local Media segment's costs and expenses in 2021.

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

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 42% of our Local Media segment's costs and expenses in 2021.

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

FCC regulations govern the ownership of television stations, and the agency is required by statute to periodically review these rules. In November 2017, the FCC adopted significant changes to its local television ownership rules. Those rules were vacated by a reviewing court in late 2019 but reinstated by the Supreme Court in early 2021. One of these changes was the relaxation of the television “duopoly rule” to allow ownership of two television stations in the same market as long as at least one of the stations is not among the “top-four” rated stations in the market, as measured at the time an application to acquire the second station is filed. Acquisition of two “top-four” stations in the same market is allowed only pursuant to waiver. In addition to upholding changes to the duopoly rule, the United States Supreme Court also affirmed the FCC’s elimination of its newspaper/broadcast cross-ownership rule, its radio/television cross-ownership rule, and its determination that stations in joint advertising sales agreements should not be treated as if they were under common ownership.

With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in that year, the FCC also reinstated the 50% discount applied to the number of households deemed covered by UHF television stations. Scripps' 2021 acquisition of ION brought the Company's national audience reach to 38.9% of television households after application of the “UHF discount.”

In December 2018, the FCC began another of its statutorily required reviews of its multiple ownership rule, including a broad review of whether all the current local radio and television rules continue to serve the public interest. This proceeding remains open, and the FCC in 2021 requested that parties refresh the record in that proceeding, although the FCC has not proposed any specific rule changes. The Communications Act requires the FCC to conduct such a review every four years, and as a result a new proceeding is required to be opened in 2022, although it may be consolidated with the existing 2018 review.

We cannot predict the outcome of these open proceedings, the expected court reviews of any changes to the FCC's television ownership rules, or the effect of further FCC rule revisions on our stations' operations or our business.

The restrictions imposed by the FCC’s ownership rules may apply to a corporate licensee due to the ownership interests of its officers, directors or significant shareholders. If such parties meet the FCC’s criteria for holding an attributable interest in the licensee, they are likewise expected to comply with the ownership limits, as well as other licensee requirements such as compliance with certain criminal, antitrust and antidiscrimination laws.

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

Broadcasters are continuing to deploy a new voluntary digital television standard, ATSC 3.0. This Internet-protocol based transmission method permits television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 transmission are required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0 “host” station. This “simulcasting” requirement will sunset in July 2023, unless extended by the FCC. Scripps stations in several markets are operating with the new transmission protocol.

The FCC remains committed to permitting non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In 2015, the FCC proposed to reserve a 6 MHz “vacant channel” in each market for non-broadcast, unlicensed services (including wireless microphones) which, if adopted, would have further reduced the spectrum available for television broadcasting. The reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have had a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations enjoy only “secondary” status that offers no protection from interference caused by a full-power station. In late 2020, the FCC declined to adopt its own vacant channel proposal, although petitions for reconsideration of this decision remain pending. We cannot predict the outcome of these proceedings or their possible impact on the Company.

Full-power broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite video providers are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station. Satellite video providers may not carry a broadcast station without its consent. For stations that do not elect mandatory carriage, FCC rules most recently revised in 2020 require parties to negotiate in “good faith” for retransmission consent agreements, and the FCC has imposed significant fines on parties who have been found to have violated these requirements. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite video providers for the majority of both our network-affiliated stations and our independent stations. Prior to the Company’s 2021 acquisition of ION, only two Scripps stations had elected “must-carry” status, but all acquired ION stations rely on “must carry” to ensure carriage.

Other proceedings before the FCC and the courts have reexamined the policies that protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC in 2014 initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. While the major broadcast networks secured a victory in their lawsuit against the streaming service Locast, with the court finding that its retransmission of local television stations’ signals without their consent violated copyright law, the application of copyright law to other potential streaming services remains uncertain. We cannot predict the outcome of any FCC initiatives to address the use of new technologies to challenge traditional means of redistributing television broadcast programming or their possible impact on the Company.

The FCC may impose substantial penalties for violations of its rules and policies. While uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification, broadcasting improper emergency alerts and extending service to persons with disabilities. We cannot predict the effect of the FCC’s expanded enforcement efforts on the Company.

SCRIPPS NETWORKS

Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Court TV, Grit, ION Mystery, Laff, Newsy and recently launched, Defy TV and TrueReal. The networks reach nearly every U.S. television home through free over-the-air (OTA) broadcast, cable/satellite, connected TV and digital distribution.

The segment generates revenue principally from the sale of advertising time on the national television networks. Advertising revenue generated by our networks depends on viewership ratings and advertising rates paid by advertisers for delivery of advertisements to certain viewer demographics. Advertising revenue is sold in the upfront, scatter (together called general market), direct response and connected TV markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. In the scatter market, advertisers buy their spots closer to the time when the spots will run. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time the sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining general market advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile. In most cases, advertising sales in the upfront and scatter markets are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. Similar to the scatter market, direct response advertisers buy their spots closer to the time when the spots will run and pricing can vary based on demand. Direct response advertisers buy spots based on expected performance, giving advertisers an efficient and measured way to reach their customers. Direct response advertising is not subject to ratings guarantees.

Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our Scripps Networks segment. Programming expenses accounted for 51% of our Scripps Networks segment's costs and expenses in 2021, reflecting both the costs of investing in quality programming and costs of distribution from carriage agreements with local television broadcasters and cable and satellite providers. The national networks are carried on both our owned and operated television stations and from carriage agreements with other broadcast stations. Our OTA television networks are well-positioned to capitalize on cord-cutting trends and provide a platform for delivering mass audiences to national advertisers.

ION

Our ION national television network reaches around 100 million domestic homes through its 44 owned and operated OTA broadcast TV stations, on pay TV platforms and independent broadcast affiliates that carry the ION programming. ION broadcasts popular scripted crime and justice procedural programming and has the fifth-largest average prime-time audience among all broadcast networks on television. ION elects government-mandated must-carry provisions, thereby ensuring its programming is available on cable and satellite systems.

Bounce

Bounce is available in approximately 98% of U.S. television broadcast homes. Bounce is an African American broadcast network dedicated to inspiring, empowering and entertaining viewers. Bounce programming represents a rich mosaic of the African American community, featuring both licensed and original dramas, sitcoms, movies and specials. Original programming includes hit series such as Johnson and Saints and Sinners. In the fourth quarter of 2021, Bounce XL was launched as a free advertising-supported streaming television (FAST) channel with distribution on multiple streaming services.

Court TV

Court TV is available in approximately 97% of U.S. television broadcast homes. Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. Court TV is also available as a FAST channel with distribution on multiple streaming services.

Defy TV

The network was launched on July 1, 2021 and reaches approximately 96% of U.S. television broadcast homes. Defy TV features male-centric programming that includes reality-based series such as Pawn Stars, Forged in Fire, American Pickers and The Curse of Oak Island.

Grit

Grit is available in approximately 98% of U.S. television broadcast homes and appeals more strongly to male viewers. Grit’s programming line-up is primarily iconic Western series and movies.

ION Mystery (formerly Court TV Mystery)

ION Mystery is available in approximately 98% of U.S. television broadcast homes and its programming is anchored in popular true-crime and justice procedural programming. Programming on ION Mystery includes The First 48, Law & Order and CSI franchises.

Laff

Laff is available in approximately 97% of U.S. television broadcast homes and targets comedy-lovers in the 18 to 49 age range. Programming on Laff includes popular sitcoms including Home Improvement, How I Met Your Mother and According to Jim.

Newsy

Newsy is our national news network focused on bringing objective, fact-based reporting and analysis on world and national news, including politics, entertainment, science and technology. During the first six months of 2021, Newsy exited its cable and satellite distribution of the network as part of a strategy to relaunch as an over-the-air network, which happened in October 2021. Newsy is now the nation's only free 24/7 broadcast news network, available in approximately 95% of U.S. television broadcast homes. Newsy is also available on multiple streaming services as either an app or FAST channel. The network’s programming lineup includes Morning Rush, In the Loop with Christian Bryant, Newsy Tonight with Chance Seales and Newsy Docs Presents.

TrueReal

The network was launched on July 1, 2021 and reaches approximately 96% of U.S. television broadcast homes. TrueReal features female-centric programming that includes reality-based shows such as Storage Wars, Married at First Sight, Hoarders and Little Women: LA.

Information concerning our Scripps Networks FCC licensed television stations and the markets in which they operate is as follows:

Station	Market	DTV Channel	FCC License Expires in	Market Rank

WPXN	New York, NY	34	2023	1
KILM	Los Angeles, CA	24	2022	2
KPXN	Los Angeles, CA	24	2022	2
WCPX	Chicago, IL	34	2029	3
WPPX	Philadelphia, PA	34	2023	4
KPXD	Dallas-Ft. Worth, TX	25	2022	5
WPXA	Atlanta, GA	16	2029	6
WPXW	Washington, DC-Hagerstown, MD	35	(1)	7
WWPX	Washington, DC-Hagerstown, MD	13	2028	7
KKPX	San Francisco-Oakland-San Jose, CA	33	2022	8
KPXB	Houston, TX	32	2022	9
WBPX	Boston, MA	22	2023	10
WDPX	Boston, MA	22	2023	10
WPXG	Boston, MA	23	2023	10
KWPX	Seattle-Tacoma, WA	33	2023	11
WXPX	Tampa-St. Petersburg, FL	29	2029	13
KPXM	Minneapolis-St. Paul, MN	16	2022	14
WOPX	Orlando-Daytona, FL	14	2029	17
WPXM	Miami-Ft.Lauderdale, FL	21	2029	18
KSPX	Sacramento-Stockton-Modesto,CA	21	2022	20
KPXG	Portland,OR	22	2023	21
WRBU	St. Louis, MO	28	2029	23
WFPX	Raleigh-Durham, NC	32	2028	24
WRPX	Raleigh-Durham, NC	32	2028	24
WINP	Pittsburgh, PA	16	2023	26
KUPX	Salt Lake City, UT	29	2023	29
WNPX	Nashville, TN	32	2029	30
KPXL	San Antonio, TX	26	2022	31
WSFJ	Columbus, OH	19	2029	33
WPXE	Milwaukee, WI	30	2029	36
KMCC	Las Vegas, NV	32	2022	40
WPXC	Jacksonville, FL-Brunswick, GA	24	2029	43
WPXL	New Orleans, LA	33	2029	50
WPXQ	Providence, RI	17	2023	51
WQPX	Wilkes Barre-Scranton, PA	33	2023	58
KTPX	Tulsa, OK	28	2022	61
WPXK	Knoxville, TN	18	2029	62
WKOI	Dayton, OH	31	2029	64
KFPX	Des Moines-Ames, IA	36	2030	67
WPXR	Roanoke, VA	27	2028	71
WLPX	Charleston-Huntington, WV	18	2028	77
WIPL	Portland-Auburn, ME	24	2023	78
WZRB	Columbia, SC	25	2028	79
WSPX	Syracuse, NY	36	2023	83
KPXR	Cedar Rapids, IA	22	2030	92
WEPX	Greenville-New Bern, NC	36	2028	102
WPXU	Greenville-New Bern, NC	16	2028	102
WTPX	Wausau-Rhinelander, WI	19	2029	134
(1) Application for renewal of the license was submitted timely to the FCC. Under FCC rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.

Market rank is based on the 2022 Nielsen HH Universe estimates and represents the relative size of a station's Designated Market Area rank in the United States.

Employees and Human Capital Resource Management

Scripps operates under the fundamental philosophy that people are our most valuable asset. Identifying quality talent is at the heart of everything we do and our business success is dependent upon our ability to attract, develop and retain highly qualified employees. Our core values of courage, compassion, excellence, fairness, integrity and respect establish the foundation on which the culture is built and represent the key expectations we have of our employees. Our goal is to hire the best, to spark their passion for the job and then to nourish their career with tools that will help them learn and excel. We believe our culture and commitment to our employees help us attract and retain our qualified talent, while simultaneously providing significant value to Scripps and its shareholders.

Employees

As of December 31, 2021, we had approximately 5,600 full-time equivalent employees, of whom approximately 4,300 were with Local Media and 860 with Scripps Networks. Various labor unions represent approximately 400 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

COVID-19

During 2021, the coronavirus and variants that cause the disease COVID-19 continued the global pandemic monitored by the World Health Organization. As the United States continued to combat the crisis, we reinforced our commitment to three priorities to guide our actions of protecting the well-being of our employees, serving our audiences and communities and maintaining business continuity. In mid-March 2020, nearly all of our employees were transitioned out of our workplaces without an interruption to news programming or other media delivery. As we returned portions of our employees back to newsrooms and workplaces in 2021, we instituted a mask requirement in our facilities. In September 2021, we made the decision to implement a vaccine policy as part of our commitment to workplace safety. The policy required all employees to be fully vaccinated by December 1, 2021, unless a medical or religious accommodation was granted. It is our belief that a fully vaccinated workplace creates the safest environment for employees to return to the workplace in 2022. As part of this healthy workplace goal, we have updated our Communicable Disease policy to provide guidance and expectations to all of our employees when faced with questions about communicable illnesses. Learnings from this experience have resulted in a rethinking of our workplace and work requirements and we may continue to provide certain employees with flexible working arrangements, depending upon their duties and responsibilities. In addition to protecting our employees’ physical health, we also offer resources to assist with our employees' mental well-being. To help employees navigate this troubling time, we’ve created a holistic library of well-being resources called “Healthy Minds” that is posted to the Company intranet and available to all employees.

Additionally, the Company's philanthropic organization, The Scripps Howard Foundation, created a fund in March 2020 to give aid to qualified Scripps employees adversely affected by the COVID-19 crisis. The Company made a donation to this employee relief fund in 2020 equal to the amount of voluntary salary reductions from the senior leadership team and fee reductions from members of the Company’s Board of Directors. Members of the Scripps family also contributed significantly to the fund in both 2020 and 2021. During 2020 and early 2021, the fund disbursed in excess of $1.4 million to provide more than 900 employees up to $2,000 each for needs caused by the pandemic, such as food and basic household supplies, housing-related assistance, and childcare or eldercare costs.

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

Leading Scripps’ diversity, equity and inclusion strategies across the enterprise is a chief diversity officer. She and her team partner with business and human resources leaders across the Company to develop and implement the EDI strategy as well as action plans that continually evolve Scripps’ EDI commitment. The components of these plans include:

•HR/EDI Strategic Purpose/Enterprise HR Objective: Foster diverse, inclusive, respectful workplaces focused on recruiting and developing talent that drives a high-performance, mission-oriented culture to support business objectives.

•EDI Mission: Cultivate a culture of inclusion where everyone is valued, informed and empowered to fully realize their Scripps story.

•EDI Vision: Transforming our business and the communities where we live, work and play by acknowledging, incorporating and uplifting our increasingly diverse world.

Representative 2021 EDI activities include increased history and heritage month celebrations as well as an inaugural diversity symposium with 15 sessions over five days. The diversity symposium included 50 speakers on topics ranging from empathy as a superpower, being an effective ally/upstander, neurodiversity, bias free journalism, mental health, and guided virtual tours of three museums, including The Holocaust & Humanity Center, Asian Art Museum and National WWII Museum.

As a result of what has been a multi-year focus on EDI awareness, we now have: 1) ten employee resource groups, 2) an enhanced sponsorship program to complement existing retention, development and advancement strategies, 3) an EDI Advisory Council to obtain perspective and participation from employees across the enterprise, and 4) embedded EDI into our employee onboarding, engagement and compliance schedule including mandated unconscious bias education for all employees.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay, including base salary, bonus, commissions and merit increases, which vary across the business and by role. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our merit-based culture, align our business leaders’ interests with those of our shareholders and to attract, retain and motivate our key leaders.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary identity theft protection, access to financial counseling and student loan assistance programs, voluntary short-term and long-term disability insurance and term life insurance. We also offer a voluntary Employee Stock Purchase Plan (ESPP) whereby employees can elect to participate through payroll deductions and purchase Company stock at a discounted price. Additionally, we offer a 401(k) Defined Contribution Plan to all regular employees and an Executive Deferred Compensation Plan to certain employees. Through our Scripps Howard Foundation, we offer our employees opportunities to apply for grants to support their volunteer efforts in local communities as well as charitable contribution matching gifts. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

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

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of Scripps to meet the needs of various roles, specialized skill sets and departments across the Company. We use certain employee turnover rates in assessing our employee programs to ensure that they are structured to instill high levels of employee tenure, low levels of voluntary turnover and optimal productivity and performance across our workforce. Additionally, we utilize a performance evaluation program that adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; daily company social media postings; an annual all-employee awards program; employee engagement survey; and, during the work-from-home environment due to the global pandemic, regular town hall meetings with the CEO and other executives. In addition, Scripps employees across the country are giving back in their local communities through reporting on critical issues, entertaining audiences with quality content, fundraising to help those in need and volunteering for important causes.

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

The duration of the pandemic and the extent of the impact on us and others depend on future developments out of our control that are unknown at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of vaccination programs and containment actions, the pace of development of cures or vaccines, and the impact of these and other factors on our business, employees, vendors and customers. Any of these factors could exacerbate other risks and uncertainties disclosed in this Form 10-K and could materially adversely affect our business, financial condition and/or results of operations.

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

Eighteen of our stations have affiliations with the ABC television network, eleven with the NBC television network, nine with the CBS television network and four with the FOX television network. Additionally, we have affiliations with the CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during their programming, and the "Big 4" networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry their programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts based on the number of households or subscribers in a market. These fees have been increasing from renewal to renewal over the past several years.
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

There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations' rights to control the distribution of their programming within their local service areas. We cannot predict the outcome of these and other proceedings that challenge traditional means of redistributing broadcast programming or their possible impact on our operations.

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
During 2019, we acquired 27 television stations through multiple transactions for total cash consideration of $1.2 billion and, on January 7, 2021, we acquired the ION national television network for a purchase price of $2.65 billion. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures, facilities and systems, which could have a material adverse effect on our results of operations. Additionally, our revenues and profitability could be adversely affected if we are unable to implement effective cost controls, achieve expected synergies, or increase revenues as a result of these acquisitions. Acquisitions can result in unexpected liabilities and potentially divert management’s attention from the operation of our business.
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

We issued $600 million in preferred shares as part of our financing of the ION acquisition, the terms of which restrict us from undertaking certain actions while such preferred shares are outstanding.

Berkshire Hathaway Inc. (“Berkshire Hathaway”) provided $600 million of financing for the ION acquisition in exchange for Series A Preferred Shares of the Company. The preferred shares are redeemable at the option of Scripps beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as Scripps pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the rest of time that the preferred shares are outstanding. Under the terms of the preferred shares, Scripps is subject to certain restrictions, including being prohibited from paying dividends on and purchasing its common shares until all preferred shares are redeemed. While the preferred shares are outstanding, we may also not issue any additional preferred shares or any shares of any other series of preferred without the consent of Berkshire Hathaway. These restrictions may limit our flexibility to pursue other strategic opportunities.

Risks Related to the Ownership of Scripps Class A Common Shares

Certain descendants of Edward W. Scripps own approximately 91% of Scripps' Common Voting shares and are signatories to the Scripps Family Agreement, which governs the transfer and voting of Common Voting shares held by them.

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

•major world events;

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

•loss of key personnel;

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

As of December 31, 2021, we had approximately $3.21 billion in aggregate principal amount of outstanding indebtedness, approximately $963 million of which constituted senior unsecured debt, $550 million of which constituted senior secured debt and $1.7 billion aggregate principal amount of term loans under our Credit Agreement. We have the ability to incur up to $400 million of indebtedness under our Credit Agreement, all of which is secured indebtedness, effectively ranking senior to unsecured indebtedness to the extent of the value of the assets securing such indebtedness.

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

•limit our ability to obtain additional financing required to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and
•make it more difficult for us to satisfy our financial obligations.

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

The agreements governing our various debt obligations, including the indenture that governs senior indebtedness and the agreements governing our Credit Agreement, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions, subject to certain limitations, on our ability to, among other things:
•incur additional debt;
•declare or pay dividends, redeem stock or make other distributions to shareholders;
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

We are required to comply with certain financial covenants under our Credit Agreement. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the applicable senior credit facility. Upon a default under any of our debt agreements, the lenders or debt holders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under such senior credit facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates may increase in the future. If rates were to increase, debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease. Additionally, upon the incurrence of certain indebtedness under our Credit Agreement, the interest rates on our existing term loans would increase.

The phase-out of LIBOR could affect interest rates under our Senior Secured Credit Facilities.

The United Kingdom’s Financial Conduct Authority announced the intent to phase out LIBOR over the next couple of years. While LIBOR will no longer be used to price new loans starting in 2022, the index will formally exist until at least 2023. The United States has identified the Secured Overnight Financing Rate (“SOFR”) as the suggested replacement for LIBOR and that the phase-out from LIBOR to SOFR will be June 30, 2023. Further, our Credit Agreement has replacement rate language in place that will provide for transition to the new SOFR benchmark. The utilization of SOFR may produce higher rates than those that would have been in effect prior to any LIBOR phase-out which could negatively impact our interest expense, results of operations and cash flow.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our principal executive offices in a building located at 312 Walnut Street, Cincinnati, OH 45202.

We own or lease the facilities and equipment used by our television stations. We own, lease or co-own with other broadcast television stations, the towers used to transmit our television signals.

Our Scripps Networks business primarily leases their facilities. This includes facilities for executive offices, sales offices and studio space.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	47	President and Chief Executive Officer (since August 2017); Chief Operating Officer (November 2016 to August 2017)
Jason Combs	45	Executive Vice President and Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
Lisa A. Knutson	56	President, Scripps Networks (since January 2021); Executive Vice President, Chief Financial Officer (October 2017 to January 2021); Executive Vice President, Chief Strategy Officer (August 2017 to October 2017); Senior Vice President, Chief Administrative Officer (2011 to 2017)
Brian G. Lawlor	55	President, Local Media (since August 2017); Senior Vice President, Broadcast (January 2009 to August 2017)
Laura M. Tomlin	46	Executive Vice President, Chief Administrative Officer (since January 2021); Executive Vice President, National Media (November 2019 to January 2021), Senior Vice President, National Media (2017 to 2019); Vice President, Digital Operations (2014 to 2017)
William Appleton	73	Executive Vice President, General Counsel (since August 2017); Senior Vice President, General Counsel (July 2008 to August 2017)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2021, there were approximately 13,000 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.
On January 7, 2021, in connection with the ION transaction, we issued to Berkshire Hathaway, Inc. and certain of its subsidiaries 6,000 shares of series A preferred stock (the Preferred Shares) with a warrant to purchase approximately 23.1 million shares of Scripps Class A common stock at an exercise price of $13 (the Warrant) for $600 million. The Preferred Shares and the Warrant have not been registered under the Securities Act of 1933, as amended, and were issued and sold in a private placement pursuant to Section 4(2) thereof. See Note 3. Acquisitions and Note 18. Capital Stock and Share-Based Compensation Plans, in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information.

In February 2020, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under this program during 2021. Under the terms of the Preferred Shares, we are prohibited from repurchasing our common shares until all Preferred Shares are redeemed.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2016, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative total return of the S&P 500 Index, cumulative total return of the NASDAQ US Benchmark Media TR Index and the cumulative total return of an index based on a peer group of media companies.

We regularly evaluate and revise our Peer Group Index as necessary so that it is reflective of our Company’s portfolio of businesses. Prior to 2021, the companies that comprised our Peer Group Index were Nexstar Media Group, TEGNA, Sinclair Broadcast Group and Gray Television, which were weighted based on market capitalization. With the acquisition of ION Media Networks, Inc. in 2021, we began presenting the NASDAQ US Benchmark Media TR Index in order to provide a comparison to a wider range of companies in the media industry rather than the peer group of companies presented in prior years. During this transition year, we have continued to include the peer group in the graph.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021

The E.W. Scripps Company	$100.00	$80.86	$82.47	$83.40	$82.70	$104.66
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ US Benchmark Media TR Index	100.00	108.98	103.03	138.22	172.32	173.92
Peer Group Index	100.00	116.72	98.88	144.62	132.85	165.60

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Delinquent Section
16 Reports” in the Proxy Statement.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 25, 2022, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Purchase agreement dated as of October 27, 2018, among Cordillera Communications, LLC and Scripps Media, Inc. with respect to the acquisition of certain subsidiaries of Cordillera Communications, LLC	8-K	001-10701	2.1	10/27/2018
2.02	Asset Purchase Agreement by and among Nexstar Media Group, Inc., Scripps Media, Inc. and Scripps Broadcasting Holdings, LLC dated as of March 20, 2019	8-K	001-10701	2.1	3/20/2019
2.03	Asset Purchase Agreement by and between 10 Salem Media LLC and The E.W. Scripps Company, and its wholly-owned subsidiary, Scripps Media, Inc. and its wholly-owned subsidiaries 90028 Media, LLC, The Midroll LLC, Subscription on Demand Audio, LLC, and Earwolf Media, LLC dated as of July 10, 2020	8-K	001-10701	2.1	10/16/2020
2.04	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
3.04	Amendment to Articles of Incorporation	8-K	001-10701	4.2	1/4/2021
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
4.02	First Amendment to Warrant Agreement dated as of May 14, 2021	8-K	001-10701	4.2	5/14/2021
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of May 6, 2019)	10-K	001-10701	10.01	12/31/2019
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.04	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.05	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	10-K	001-10701	10.05	12/31/2019
10.06	Second Amended and Restated Scripps Family Agreement	SC 13D/A	005-43473	99.1	4/5/2021
10.07	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.08	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.09	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	12/19/2019
10.10	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.11	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.12	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.13	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.14	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.15	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019 and the Sixth Amendment, dated as of January 7, 2021)	8-K	001-10701	10.1	1/4/2021
10.16	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
10.17	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
10.18	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
10.19	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.2	9/23/2020
10.20	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
14	Code of Ethics for CEO and Senior Financial Officers	10-K	000-16914	14	12/31/2004
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*

101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 25, 2022	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 25, 2022.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Jason Combs	Executive Vice President and Chief Financial Officer
Jason Combs	(Principal Financial Officer)

/s/ Daniel W. Perschke	Vice President, Controller
Daniel W. Perschke	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles Barmonde	Director
Charles Barmonde

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ John W. Hayden	Director
John W. Hayden

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Wonya Y. Lucas	Director
Wonya Y. Lucas

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Kim Williams	Chair of the Board of Directors
Kim Williams

The E.W. Scripps Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2020 and 2019, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2020 Form 10-K.

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

Executive Overview
The E.W. Scripps Company (“Scripps”) is a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national media brands. We are one of the nation's largest independent owners of local television stations, with 61 stations in 41 markets that reach about 25% of U.S. television households. We have affiliations with all of the “Big Four” television networks as well as the CW network. In our Scripps Networks division, we operate nine news and entertainment networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Newsy and TrueReal. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

We completed the acquisition of ION Media Networks, Inc. (“ION”) on January 7, 2021, for $2.65 billion. ION is a national broadcast television network that delivers popular crime and justice procedural programming to more than 100 million U.S. homes through its over-the-air broadcast and pay TV platforms. To comply with ownership rules of the Federal Communications Commission, we simultaneously divested 23 of ION's television stations, which were purchased by INYO Broadcast Holdings, LLC upon completion of the acquisition. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. At the time of the acquisition and related divestitures, ION's programming was being delivered through 48 owned and operated stations and 63 independent ION affiliated stations.

The acquisition of ION enabled us to create a full-scale national television networks business. By combining ION with our other news and entertainment networks, Scripps Networks reaches nearly every American through free over-the-air broadcast, cable/satellite, connected TV and digital distribution, with multiple advertising-supported programming streams. The ION network airs on primary channels in its owned and operated markets and on digital subchannels in its affiliates’ markets. Our other multicast networks air on digital subchannels on our and other broadcast stations.

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
On July 1, 2021, we launched two national television networks. The two networks, which are distributed for free to viewers over-the-air and reached 92% of U.S. television homes at launch, are demo-specific and reality-based. TrueReal targets women in the 25-54 demographic and features off-network shows such as Storage Wars, Married at First Sight, Hoarders and Little Women: LA. Defy TV targets men ages 25-54 with programming that includes off-network series such as Pawn Stars, Forged in Fire, American Pickers and The Curse of Oak Island.

During the first quarter of 2021, the Company began notifying MVPDs carrying Newsy of our intent to exit cable and satellite distribution of the network. In October 2021, the network launched as an over-the-air television station. Newsy became the nation's only free 24/7 broadcast news network, available to more than 90% of U.S. television homes. The network is headquartered in Atlanta and is carried primarily on the Scripps-owned ION stations and select Scripps local television stations and those of other station groups. In connection with this Newsy restructuring plan, we incurred costs related to relocating certain employees, exiting certain contractual agreements and writing down assets associated with existing cable and satellite provider relationships. For the year ended December 31, 2021, we have incurred restructuring charges totaling $9.4 million, including $7.1 million of charges for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

On May 15, 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes for a redemption price equal to 102.563% of the aggregate principal amount plus accrued and unpaid interest. During the fourth quarter of 2021, we redeemed $15.4 million of the 2027 Senior Notes at a weighted-average redemption price equal to 103.94% of the aggregate principal amount plus accrued and unpaid interest and we redeemed $22.0 million of the 2031 Senior Notes at a weighted-average redemption price equal to 101.13% of the aggregate principal amount plus accrued and unpaid interest. The notes were redeemed with cash on hand.

Our Board of Directors approved the sale of our Triton business in the first quarter of 2021 and we signed a definitive agreement to sell the business on February 16, 2021. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

Preferred stock dividends paid in 2021 totaled $45.1 million and dividends paid to shareholders of our common stock totaled $16.6 million in 2020. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed. Therefore, no common stock dividends were paid to our shareholders for the year ended December 31, 2021.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2021	Change	2020	Change	2019

Operating revenues	$2,283,532	22.9%	$1,857,478	37.4%	$1,351,399
Cost of revenues, excluding depreciation and amortization	(1,106,226)	19.0%	(929,748)	32.5%	(701,835)
Selling, general and administrative expenses, excluding depreciation and amortization	(595,105)	19.6%	(497,748)	10.6%	(449,879)
Acquisition and related integration costs	(40,373)		(18,678)		(26,304)
Restructuring costs	(9,436)		—		(3,370)
Depreciation and amortization of intangible assets	(161,922)		(107,155)		(84,344)
Gains (losses), net on disposal of property and equipment	30,275		(661)		1,692
Operating income	400,745		303,488		87,359
Interest expense	(165,164)		(92,994)		(80,596)
Loss on extinguishment of debt	(15,347)		—		—
Defined benefit pension plan expense	(343)		(4,388)		(6,953)
Gain on sale of Triton business	81,784		—		—
Losses on stock warrant	(99,118)		—		—
Miscellaneous, net	(15,469)		2,914		1,194
Income from continuing operations before income taxes	187,088		209,020		1,004
Provision for income taxes	(71,189)		(55,456)		(2,917)
Income (loss) from continuing operations, net of tax	115,899		153,564		(1,913)
Income (loss) from discontinued operations, net of tax	6,813		115,769		(16,465)
Net income (loss)	$122,712		$269,333		$(18,378)

On January 7, 2021, we acquired the national broadcast network ION. On December 30, 2020, we completed the sale of our WPIX television station. On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction, and on May 1, 2019, we acquired 15 television stations from Cordillera. The inclusion or exclusion of operating results from ION and these stations for the periods subsequent to their acquisition or disposition impacts the comparability of our consolidated and segment operating results.
2021 compared with 2020

Operating revenues increased $426 million or 23% in 2021. Excluding the impact of ION, as well as the impact of the WPIX television station that was sold in the fourth quarter of 2020, operating revenues decreased $52.8 million or 2.9% year-over-year. In this non-election year, the decrease reflects a year-over-year decline in same-station political revenue of $242 million. The decline in political revenue was partially offset by higher retransmission revenues in our Local Media operations and overall growth in our legacy Scripps Networks operations. Additionally, Local Media same-station core advertising revenue increased $95.2 million year-to-date. The COVID-19 pandemic particularly had an impact on our 2020 results. Beginning with stay at home and similar orders in 2020, we began to see cancellations late in the first quarter, which we believe reduced our first quarter 2020 consolidated advertising revenue by about $10 million. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in the advertising markets starting in May 2020 as economies began to reopen.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $176 million or 19% in 2021. Programming costs, the primary driver of fluctuations in cost of revenues, increased $182 million year-over-year. Excluding the impacts of the ION acquisition and the WPIX disposition, programming costs increased $76.6 million or 15% compared to the prior period, attributed to higher network affiliation fees at our Local Media and Scripps Networks stations, reflecting contractual rate increases, as well as an increase in programming costs associated with our legacy Scripps Networks operations.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $97.4 million or 20% in 2021, primarily attributed to incremental costs incurred related to the ION acquisition, as well as increases in employee compensation and the return of marketing and advertising costs across our businesses.

Acquisition and related integration costs of $40.4 million in 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

Restructuring costs totaled $9.4 million in 2021. In connection with the Newsy restructuring plan, we incurred charges in the first quarter totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional Newsy restructuring charges for the year were primarily attributed to employee severance, relocation costs and Nielsen contract costs.

Depreciation and amortization expense increased from $107 million in 2020 to $162 million in 2021 primarily due to the acquisition of ION.

Gains from the disposal of property and equipment in 2021 primarily reflect a $32.6 million gain from the sale of our KMGH Denver station's building.

Interest expense increased in 2021 due to the issuance of new debt to finance the ION acquisition, which included $550 million of senior secured notes, $500 million of senior unsecured notes and an $800 million term loan issued upon the close of the acquisition.

We redeemed the outstanding principal amount of our 2025 Senior Notes during the second quarter of 2021. Additionally, during the fourth quarter of 2021, we redeemed $15.4 million of our 2027 Senior Notes and $22.0 million of our 2031 Senior Notes. These redemptions resulted in a loss on extinguishment of debt of $15.3 million, representing the premiums paid on the notes and write-offs of unamortized debt financing costs.

In 2021, we recognized an $81.8 million pre-tax gain from the disposition of the Triton business. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

In 2021, we incurred a $99.1 million non-cash charge related to our outstanding common stock warrant. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and is longer marked-to-market each reporting period.

The effective income tax rate was 38% and 27% for 2021 and 2020, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2021 and $1.0 million expense in 2020), state deferred rate changes and state NOL valuation allowance changes. Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to preferred stock issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

Effective with the January 7, 2021 close of the ION acquisition, we realigned our internal reporting structure and changed the reporting of our businesses’ operating results to reflect this new structure. Under the new structure, our operating results are reported under Local Media, Scripps Networks and Other segment captions. The Scripps Networks segment is comprised of nine national television networks that reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. The operating results of the sold Triton business, and our other national businesses that were previously reported in our National Media segment, are aggregated with our remaining business activities in the Other segment caption.

Information regarding the operating performance of our business segments and a reconciliation of such information to the Consolidated Financial Statements is as follows:

	For the years ended December 31,
(in thousands)	2021	Change	2020	Change	2019

Segment operating revenues:
Local Media	$1,319,468	(11.3)%	$1,488,237	44.1%	$1,032,709
Scripps Networks	951,883		309,076	14.4%	270,060
Other	26,924	(63.1)%	73,010	24.7%	58,534
Intersegment eliminations	(14,743)	14.8%	(12,845)	29.7%	(9,904)
Total operating revenues	$2,283,532	22.9%	$1,857,478	37.4%	$1,351,399
Segment profit (loss):
Local Media	$268,140	(39.6)%	$444,243	95.0%	$227,789
Scripps Networks	389,278		28,324	81.7%	15,585
Other	359	(98.0)%	18,173	32.5%	13,720
Shared services and corporate	(75,576)	24.4%	(60,758)	5.8%	(57,409)
Acquisition and related integration costs	(40,373)		(18,678)		(26,304)
Restructuring costs	(9,436)		—		(3,370)
Depreciation and amortization of intangible assets	(161,922)		(107,155)		(84,344)
Gains (losses), net on disposal of property and equipment	30,275		(661)		1,692
Interest expense	(165,164)		(92,994)		(80,596)
Loss on extinguishment of debt	(15,347)		—		—
Defined benefit pension plan expense	(343)		(4,388)		(6,953)
Gain on sale of Triton business	81,784		—		—
Losses on stock warrant	(99,118)		—		—
Miscellaneous, net	(15,469)		2,914		1,194
Income from continuing operations before income taxes	$187,088		$209,020		$1,004

Local Media — Our Local Media segment includes our 61 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; five independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies, satellite carriers and over-the-top virtual MVPDs.
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
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2021	Change	2020	Change	2019

Segment operating revenues:
Core advertising	$663,864	8.9%	$609,537	1.6%	$599,870
Political	22,693	(91.5)%	266,683		23,263
Retransmission and carriage fees	617,292	3.9%	594,359	51.4%	392,614
Other	15,619	(11.5)%	17,658	4.1%	16,962
Total operating revenues	1,319,468	(11.3)%	1,488,237	44.1%	1,032,709
Segment costs and expenses:
Employee compensation and benefits	433,989	(3.1)%	447,669	23.1%	363,801
Programming	438,719	8.2%	405,604	46.5%	276,784
Other expenses	178,620	(6.3)%	190,721	16.1%	164,335
Total costs and expenses	1,051,328	0.7%	1,043,994	29.7%	804,920
Segment profit	$268,140	(39.6)%	$444,243	95.0%	$227,789

On December 30, 2020, we completed the sale of our WPIX television station. On September 19, 2019, we acquired eight television stations from the Nexstar-Tribune transaction, and on May 1, 2019, we acquired 15 television stations from Cordillera. The exclusion or inclusion of operating results from these stations for the periods subsequent to their disposition or acquisition impacts the comparability of our Local Media segment operating results.
2021 compared with 2020
Revenues

Total Local Media revenues decreased $169 million or 11% in 2021 compared to 2020. Excluding the impact of the WPIX disposition, Local Media revenues decreased $105 million or 7.4% year-over-year. On a same-station basis, there was a year-over-year decrease in political revenues of $242 million during this non-election year, which was partially offset by increases in same-station core advertising and retransmission revenues. Retransmission revenues on a same-station basis increased $38.5 million year-over-year. While retransmission revenues have been affected by subscriber losses by the MVPDs, particularly among satellite providers, rate increases have more than offset those subscriber declines. Core advertising revenues on a same-station basis increased $95.2 million or 17% year-over-year. Political advertising displacement, as well as weakness in economic conditions attributed to the COVID-19 pandemic, had an impact on our 2020 core advertising results. We began to see cancellations late in the first quarter and estimate that the impact of the pandemic reduced our core advertising revenues by at least $8 million in the first quarter of 2020. Second quarter 2020 results were significantly impacted by the economic downturn caused by the outbreak, with the greatest impact in April. We saw improvements in the advertising markets starting in May 2020 as economies began to reopen.

Costs and expenses

Employee compensation and benefits decreased $13.7 million or 3.1% in 2021 compared to 2020. Excluding the impact of the WPIX disposition, employee compensation and benefits increased $19.4 million or 4.7% year-over-year. The increase in employee compensation and benefits is primarily attributed to annual merit increases, higher bonus compensation year-over-year and increases in commissions as a result of higher advertising revenue.

Programming expense increased $33.1 million or 8.2% in 2021 compared to 2020. Excluding the impact of the WPIX disposition, the expense increased $44.3 million or 11% year-over-year, reflecting the impact of higher network affiliation fees. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses decreased $12.1 million or 6.3% in 2021 compared to 2020. Excluding the impact of the WPIX disposition, other expenses increased $7.6 million or 4.4% year-over-year. In response to the weakened economic conditions created by COVID-19 toward the end of the first quarter of 2020, we implemented various cost saving initiatives through general expense reductions in areas of travel, entertainment and marketing. The increase in 2021 reflects an increase in both national representation commissions and marketing and advertising costs.
Scripps Networks — Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Court TV, Grit, ION Mystery, Laff, Newsy and recently launched, Defy TV and TrueReal. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.

Operating results for our Scripps Networks segment were as follows:

	For the years ended December 31,
(in thousands)	2021	Change	2020	Change	2019

Total operating revenues	$951,883		$309,076	14.4%	$270,060
Segment costs and expenses:
Employee compensation and benefits	103,624	87.3%	55,330	15.4%	47,951
Programming	288,484		137,305	5.4%	130,242
Other expenses	170,497	93.5%	88,117	15.5%	76,282
Total costs and expenses	562,605		280,752	10.3%	254,475
Segment profit	$389,278		$28,324	81.7%	$15,585

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

2021 compared with 2020

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $643 million in 2021 compared to 2020. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Weakness in economic conditions that began toward the end of the first quarter of 2020, reflecting the impact of the COVID-19 pandemic, negatively affected 2020 year-to-date, particularly second quarter 2020, advertising spending and rates for our Scripps Networks businesses. The impact of the ION acquisition and significant year-over-year increases in advertising rates for our legacy Scripps Networks businesses, in both general market and direct response, were the primary drivers of revenue increases during the year.

Cost and Expenses

Employee compensation and benefits increased $48.3 million or 87% in 2021 compared to 2020. When compared to the prior year, our average full-time equivalent employees has increased by about 90%, reflecting the impact of the ION acquisition and continued investment to support the growth of our legacy Scripps Networks businesses. Higher year-over-year bonus compensation also contributed to the increase in employee compensation and benefits.

Programming expense increased $151 million in 2021 compared to 2020. Costs attributed to acquired ION programming and ION affiliation fees totaled $117 million in 2021. The remaining increase is driven by the launch of two new networks and higher affiliate fees reflecting both contractual rate increases and increased distribution across the legacy Scripps Networks businesses.

Other expenses increased $82.4 million or 93% in 2021 compared to 2020. The increase primarily reflects incremental occupancy, marketing and other administrative costs related to the ION acquisition. Additionally, marketing, advertising and rating services costs attributed to our legacy Scripps Networks businesses increased $22.7 million in 2021.

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

Shared services and corporate expenses were up year-over-year with $75.6 million in 2021 and $60.8 million in 2020. Employee compensation and benefits increased $15.5 million primarily reflecting increases in corporate staffing to support the ION acquisition.

Liquidity and Capital Resources
Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of December 2021, we had approximately $66.2 million of unrestricted cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	For the years ended December 31,
(in thousands)	2021	2020

Net cash provided by operating activities	$237,000	$277,394
Net cash provided by (used in) investing activities	(2,455,996)	317,422
Net cash provided by financing activities	693,475	998,179
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(20)	58
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,525,541)	$1,593,053

Cash flows from operating activities

Cash provided by operating activities decreased $40.4 million in 2021 compared to 2020. The decrease reflects a $152 million year-over-year increase in segment profit offset by a $43.7 million increase in interest paid, $116 million increase in income taxes paid, $21.7 million increase in acquisition and integration costs and year-over-year cash outlay increase of $42.3 million for programming investments in excess of programming amortization. The increase in interest payments reflects the impact of the issuance of new debt related to the financing of the ION acquisition.

Cash flows from investing activities

Cash used in investing activities was $2.46 billion in 2021 compared to $317 million of cash provided by investing activities in 2020. Investing activities in 2021 reflect the $2.68 billion acquisition of ION, $225 million of net proceeds from the sale of our Triton business and $34.3 million of proceeds from the building sale at our Denver KMGH television station. Investing activities in 2020 reflect $349 million of proceeds from the completed sales of the Stitcher business and WPIX television station. Capital expenditures totaled $60.7 million in 2021 and $44.9 million in 2020.

Cash flows from financing activities

Cash provided by financing activities was $693 million in 2021 compared to $998 million in 2020. Cash generated for both years reflects financing activities that were used for the ION acquisition. On December 30, 2020, we issued $1.05 billion of senior notes and completed the financing on January 7, 2021 with the issuance of an $800 million term loan B and issuance of $600 million of preferred equity shares to Berkshire Hathaway. Our debt has required annual principal payments of $18.6 million. Additionally, during 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes, $15.4 million of the 2027 Senior Notes, $22.0 million of the 2031 Senior Notes and made additional principal payments on term loans totaling $125 million. Preferred stock dividends paid in 2021 totaled $45.1 million.

Debt

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). The Sixth Amendment increased the capacity of the Revolving Credit Facility to $400 million and extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility’s term. In connection with our credit agreement, we also have $1.7 billion of outstanding balance on our term loans. The annual required principal payments on these term loans total $18.6 million and the earliest maturity date for any of the loans is October of 2024.

As of December 31, 2021, we also have $1.5 billion of senior notes outstanding. Senior secured notes totaling $550 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $963 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.
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

Debt Repurchase Program

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $562.6 million and expires on March 1, 2023.

Equity

With the closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through December 15, 2021, were paid in 2021 totaling $45.1 million. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

In February 2020, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. No shares were repurchased under any authorizations during 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Contractual Obligations
The following table summarizes contractual cash obligations as of December 31, 2021:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt: (a)
Principal amounts	$18,612	$315,474	$737,213	$2,139,613	$3,210,912
Interest on debt	130,842	258,375	230,186	186,548	805,951
Programming: (b)
Program licenses, network affiliations and other programming commitments	584,173	639,156	264,491	52,977	1,540,797
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,247	2,701	2,617	23,188	29,753
Employment and talent contracts (c)	74,920	66,071	2,464	—	143,455
Pension obligations (d)	26,353	2,654	2,474	72,703	104,184
Operating leases (e)	27,477	45,196	32,024	54,495	159,192
Other purchase and service commitments (f)	106,539	38,924	11,645	60	157,168
Total contractual cash obligations	$970,163	$1,368,551	$1,283,114	$2,529,584	$6,151,412

(a) — Refer to Note 11. Long-Term Debt of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(b) — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our broadcast television station network affiliation agreements and Scripps Networks carriage agreements with local television broadcasters. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation and carriage agreements are also included. Variable amounts in excess of the contractual amounts payable to the networks and broadcasters are not included in the amounts above.

(c) — We secure on-air talent for our television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual obligations table.

(d) — Contractual commitments summarized include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2021, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time. Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the “over 5 years” column include estimated payments for the periods of 2027-2031. While benefit payments under these plans are expected to continue beyond 2031, we do not believe it is practicable to estimate payments beyond this period.

(e) — Refer to Note 9. Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(f) — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table are purchase orders placed as of December 31, 2021. The table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2021, our reserves for income taxes totaled $12.3 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
The following is goodwill by reporting unit as of December 31, 2021:

(in thousands)

Local Media	$905,494
Scripps Networks	2,007,890
Total goodwill	$2,913,384

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our Local Media reporting unit exceeded its carrying value by over 40% and the fair value of our Scripps Networks reporting unit exceeded its carrying value by over 15%.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2021, the carrying value of our television FCC licenses was $781 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach”. This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $135 million. Our annual impairment testing for our FCC licenses indicated that their fair value exceeded their recorded value.

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
The assumptions used in accounting for our defined benefit pension plan for 2021 and 2020 are as follows:

	2021	2020

Discount rate for expense	2.64%	3.40%
Discount rate for obligation	2.95%	2.64%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligation is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligation as of December 31, 2021 by approximately $36.8 million and decrease or increase 2022 pension expense by approximately $0.4 million.

Under our asset allocation strategy, approximately 50% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 50% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2022 expected long-term rate of return on plan assets would increase or decrease our 2022 pension expense by approximately $2.3 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plan and SERPs of $97.6 million at December 31, 2021. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2021, we had an actuarial gain of $27.6 million.

Recent Accounting Guidance

Refer to Note 2. Recently Adopted and Issued Accounting Standards of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $7.9 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	550,000	553,377	550,000	573,375
Senior unsecured notes, due in 2025	—	—	400,000	409,000
Senior unsecured notes, due in 2027	484,655	508,282	500,000	522,500
Senior unsecured notes, due in 2031	477,958	488,712	500,000	525,800
Term loan, due in 2024	287,250	286,999	290,250	288,436
Term loan, due in 2026	744,049	744,168	751,660	745,083
Term loan, due in 2028	667,000	667,740	—	—
Long-term debt, including current portion	$3,210,912	$3,249,278	$2,991,910	$3,064,194

Financial instruments subject to market value risk:
Investments held at cost	$15,431	(a)	$4,564	(a)
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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2021. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2021. This report appears on page F-21.
Date: February 25, 2022
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of ION Divestiture Agreement Intangible Asset — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed its acquisition of ION Media Networks, Inc. (“ION”) on January 7, 2021 for $2.65 billion. Upon the acquisition of ION, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values.

As part of the transaction, the Company divested 23 stations to INYO Broadcast Holdings, LLC (“INYO”) for $30 million. The divested stations became independent affiliates of ION pursuant to a long-term affiliation agreement (“Divestiture Agreement”). This Divestiture Agreement was identified as an intangible asset and was assigned a fair value of $422 million. The Company estimated the fair value of the Divestiture agreement using significant estimates and assumptions related to future revenues and operating expenses, discount rates, and assumed probability of renewal rates.

We identified the valuation of the Divestiture Agreement intangible asset acquired through the ION acquisition as a critical audit matter because of the significant estimates and assumptions management utilized to record the asset at fair value for purposes of allocating the acquisition purchase price. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues and operating expenses as well as the selection of discount rates and assumed probability of renewal, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future revenues and operating expenses as well as the selection of discount rates and assumed probability of renewal used in the valuation of the ION Divestiture Agreement included the following, among others:

•We inquired of management to understand the process being used by the Company to determine the valuation of the Divestiture Agreement.

•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of the Divestiture Agreement included within the ION purchase price allocation, including controls over forecasts of future revenues and operating expenses, assumed probability of renewal as well as the selection of discount rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized along with valuation assumptions included the discount rates selected by:

•Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

•Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

•We evaluated the reasonableness of management’s forecast of future revenues and operating expenses related to the Divestiture Agreement by comparing the projections to historical results and relevant industry data.

•We evaluated the reasonableness of management’s assumed probability of renewal of the Divestiture Agreement by assessing the agreement and comparable renewal rates for similar agreements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 25, 2022

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 25, 2022

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$66,223	$576,021
Restricted cash	34,257	1,050,000
Accounts receivable (less allowances — $4,256 and $3,443)	572,525	429,017
FCC repack receivable	773	12,363
Miscellaneous	28,503	26,784
Total current assets	702,281	2,094,185
Investments	21,632	14,404
Property and equipment	456,945	343,920
Operating lease right-of-use assets	124,821	51,471
Goodwill	2,913,384	1,203,212
Other intangible assets	1,910,311	975,444
Programming	510,316	138,701
Miscellaneous	18,624	38,049
Total Assets	$6,658,314	$4,859,386

Liabilities and Equity
Current liabilities:
Accounts payable	$83,931	$68,139
Unearned revenue	20,000	14,101
Current portion of long-term debt	18,612	10,612
Accrued liabilities:
Employee compensation and benefits	68,545	55,133
Programming liability	180,269	72,743
Accrued interest	34,973	16,514
Miscellaneous	50,667	85,588
Other current liabilities	54,883	35,626
Total current liabilities	511,880	358,456
Long-term debt (less current portion)	3,129,393	2,923,359
Deferred income taxes	356,777	85,844
Operating lease liabilities	113,892	42,097
Other liabilities (less current portion)	575,938	286,365
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares at December 31, 2021	409,939	—
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2021 - 70,646,007 shares; 2020 - 69,794,917 shares	707	698
Voting — authorized: 60,000,000 shares; issued and outstanding: 2021 - 11,932,722 shares; 2020 - 11,932,722 shares	119	119
Total preferred and common stock	410,765	817
Additional paid-in capital	1,428,460	1,130,789
Retained earnings	205,118	131,778
Accumulated other comprehensive loss, net of income taxes	(73,909)	(100,119)
Total equity	1,970,434	1,163,265
Total Liabilities and Equity	$6,658,314	$4,859,386
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2021	2020	2019

Operating Revenues:
Advertising	$1,614,814	$1,187,581	$884,649
Retransmission and carriage	614,892	588,888	390,043
Other	53,826	81,009	76,707
Total operating revenues	2,283,532	1,857,478	1,351,399
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	1,106,226	929,748	701,835
Selling, general and administrative expenses, excluding depreciation and amortization	595,105	497,748	449,879
Acquisition and related integration costs	40,373	18,678	26,304
Restructuring costs	9,436	—	3,370
Depreciation	58,357	50,416	39,998
Amortization of intangible assets	103,565	56,739	44,346
Losses (gains), net on disposal of property and equipment	(30,275)	661	(1,692)
Total operating expenses	1,882,787	1,553,990	1,264,040
Operating income	400,745	303,488	87,359
Interest expense	(165,164)	(92,994)	(80,596)
Loss on extinguishment of debt	(15,347)	—	—
Defined benefit pension plan expense	(343)	(4,388)	(6,953)
Gain on sale of Triton business	81,784	—	—
Losses on stock warrant	(99,118)	—	—
Miscellaneous, net	(15,469)	2,914	1,194
Income from continuing operations before income taxes	187,088	209,020	1,004
Provision for income taxes	71,189	55,456	2,917
Income (loss) from continuing operations, net of tax	115,899	153,564	(1,913)
Income (loss) from discontinued operations, net of tax	6,813	115,769	(16,465)
Net income (loss)	122,712	269,333	(18,378)
Preferred stock dividends	(49,372)	—	—
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$73,340	$269,333	$(18,378)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.79	$1.84	$(0.02)
Income (loss) from discontinued operations	0.08	1.39	(0.20)
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.87	$3.23	$(0.23)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.74	$1.83	$(0.02)
Income (loss) from discontinued operations	0.08	1.39	(0.20)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.81	$3.21	$(0.23)

Weighted average shares outstanding:
Basic	82,327	81,418	80,826
Diluted	87,979	81,831	80,826
See Notes to Consolidated Financial Statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income (loss) per share as each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2021	2020	2019

Net income (loss)	$122,712	$269,333	$(18,378)
Changes in defined benefit pension plans, net of tax of $8,086, $(328), and $(1,156)	26,076	(1,055)	(3,369)
Other, net of tax of $42, $(23) and $(77)	134	(75)	(223)
Total comprehensive income (loss) attributable to preferred and common stockholders	$148,922	$268,203	$(21,970)
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2021	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$122,712	$269,333	$(18,378)
Income (loss) from discontinued operations, net of tax	6,813	115,769	(16,465)
Income (loss) from continuing operations, net of tax	115,899	153,564	(1,913)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	161,922	107,155	84,344
Gain on disposition of investments	—	—	(930)
Losses (gains), net on disposal of property and equipment	(30,275)	661	(1,692)
Loss on extinguishment of debt	15,347	—	—
Gain on sale of Triton business	(81,784)	—	—
Losses on stock warrant	99,118	—	—
Programming assets and liabilities	(59,233)	(16,966)	21,194
Restructuring impairment charges	7,050	—	—
Deferred income taxes	9,725	80,641	(5,782)
Stock and deferred compensation plans	25,963	17,859	14,697
Pension contributions, net of income/expense	(24,707)	(29,687)	(13,066)
Other changes in certain working capital accounts, net	(4,221)	34,094	(109,530)
Miscellaneous, net	(3,867)	8,009	8,194
Net cash provided by (used in) operating activities from continuing operations	230,937	355,330	(4,484)
Net cash provided by (used in) operating activities from discontinued operations	6,063	(77,936)	(22,968)
Net operating activities	237,000	277,394	(27,452)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,677,755)	(7,103)	(1,190,422)
Proceeds from sale of Triton Digital, net of cash disposed	224,990	—	—
Proceeds from sale of WPIX television station	—	83,738	—
Additions to property and equipment	(60,744)	(44,949)	(60,935)
Acquisition of intangible assets	(430)	(1,883)	(24,864)
Purchase of investments	(12,030)	(8,309)	(1,636)
Proceeds from FCC repack	20,062	28,365	6,959
Miscellaneous, net	39,911	5,319	6,734
Net cash provided by (used in) investing activities from continuing operations	(2,465,996)	55,178	(1,264,164)
Net cash provided by (used in) investing activities from discontinued operations	10,000	262,244	(343)
Net investing activities	(2,455,996)	317,422	(1,264,507)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	800,000	1,050,000	1,261,175
Proceeds from issuance of preferred stock	600,000	—	—
Payments on long-term debt	(580,999)	(10,612)	(8,728)
Premium paid on debt extinguishment	(11,106)	—	—
Payments for capitalized preferred stock issuance costs	(11,526)	—	—
Payments on financing costs	(50,597)	—	(31,295)
Dividends paid on common and preferred stock	(45,067)	(16,574)	(16,374)
Repurchase of Class A Common shares	—	—	(584)
Tax payments related to shares withheld for vested stock and RSUs	(7,174)	(2,881)	(3,831)
Miscellaneous, net	(56)	(21,754)	17,463
Net cash provided by financing activities from continuing operations	693,475	998,179	1,217,826
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(20)	58	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,525,541)	1,593,053	(74,146)
Cash, cash equivalents and restricted cash:
Beginning of year	1,626,021	32,968	107,114
End of year	$100,480	$1,626,021	$32,968

Supplemental Cash Flow Disclosures
Interest paid	$126,257	$82,532	$61,299
Income taxes paid (refunded)	$102,473	$(13,222)	$13,183
Non-cash investing and financing information
Capital expenditures included in accounts payable	$4,145	$2,511	$983
Accrued debt issuance costs	$—	$45,243	$—
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2018	$—	$807	$1,106,984	$(86,229)	$(95,397)	$926,165
Comprehensive income (loss)	—	—	—	(18,378)	(3,592)	(21,970)
Cash dividend: declared and paid - $0.20 per share	—	—	—	(16,374)	—	(16,374)
Repurchase 180,541 Class A Common Shares	—	(2)	(582)	—	—	(584)
Compensation plans: 471,198 net shares issued *	—	5	10,693	—	—	10,698
As of December 31, 2019	—	810	1,117,095	(120,981)	(98,989)	897,935
Comprehensive income (loss)	—	—	—	269,333	(1,130)	268,203
Cash dividend: declared and paid - $0.20 per share	—	—	—	(16,574)	—	(16,574)
Compensation plans: 767,393 net shares issued *	—	7	13,694	—	—	13,701
As of December 31, 2020	—	817	1,130,789	131,778	(100,119)	1,163,265
Comprehensive income (loss)	—	—	—	122,712	26,210	148,922
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $7,511 per share	2,305	—	—	(49,372)	—	(47,067)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 851,090 net shares issued *	—	9	17,713	—	—	17,722
As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
* Net of tax payments related to shares withheld for vested stock and RSUs of $7,174 in 2021, $2,881 in 2020 and $3,831 in 2019.
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
Basis of Presentation — Certain amounts in the prior periods have been reclassified to conform to the current period's presentation.
Expense amounts that were previously reported under the captions “Employee compensation and benefits,” “Programming,” and “Other expenses” in our 2020 and 2019 Consolidated Statements of Operations have been reclassified into line items captioned as either “Cost of revenues” or “Selling, general and administrative expenses.” Cost of revenues reflects the cost of providing our broadcast signals, programming and other content to respective distribution platforms. The costs captured within the cost of revenues caption include programming, content distribution, satellite transmission fees, production and operations and other direct costs. Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows.
We derive approximately 71% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Retransmission Revenues — We earn revenue from retransmission consent agreements with multi-channel video programming distributors (“MVPDs”) in our markets. The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. We also receive fees from over-the-top virtual MVPDs. The fees we receive are typically based on the number of subscribers in our local market and the contracted rate per subscriber.
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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2019	$4,221
Charged to costs and expenses	1,823
Amounts charged off, net	(2,698)
Balance as of December 31, 2019	3,346
Charged to costs and expenses	3,305
Amounts charged off, net	(3,208)
Balance as of December 31, 2020	3,443
Charged to costs and expenses	1,987
Amounts charged off, net	(1,174)
Balance as of December 31, 2021	$4,256

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $20.0 million at December 31, 2021 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $14.1 million at December 31, 2020. We recorded $12.6 million of revenue in 2021 that was included in unearned revenue at December 31, 2020.
Assets Recognized from the Costs to Obtain a Contract with a Customer — We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply and use the practical expedient in the revenue guidance to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. This expedient applies to advertising sales commissions since advertising contracts are short-term in nature. In addition, we also may provide inducement payments to secure carriage agreements with distributors of our content. These inducement payments would be capitalized and amortized to expense over the term of the distribution contract.
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

The costs of programming produced by us or for us by independent production companies is charged to expense over estimated useful lives based upon expected future cash flows. The realizable value of internal costs incurred for trial footage at Court TV, including employee compensation and benefits, are capitalized and amortized based upon expected future cash flows. All other internal costs to produce daily or live broadcast shows, such as news, sports or daily magazine shows, are expensed as incurred.

Progress payments on programs not yet available for broadcast are recorded as deposits within programming assets.

Program assets are predominantly monetized as a group on each of our respective national networks, broadcast television stations and digital content offerings. For program assets predominantly monetized within a network or television station group, when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs, fair value of the content is aggregated at the group level by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. An impairment charge is recorded if the fair value of a film group is less than the film group’s carrying value. Programming and development costs for programs we have determined will not be produced, are fully expensed in the period the determination is made.
For our program assets available for broadcast, estimated amortization for each of the next five years is $181.1 million in 2022, $119.0 million in 2023, $83.0 million in 2024, $49.8 million in 2025, $36.3 million in 2026 and $25.0 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. The unamortized balance of program assets are classified as non-current assets in our Consolidated Balance Sheets.
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

We record an FCC repack receivable for the amount of reimbursable costs due from the FCC, which totaled $0.8 million at December 31, 2021 and $12.4 million at December 31, 2020. The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $48.0 million at December 31, 2021 and $44.9 million at December 31, 2020.
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
We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are our Local Media and Scripps Networks segments.
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

Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.2 million at December 31, 2021 and $9.3 million at December 31, 2020. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$115,899	$153,564	$(1,913)
Less income allocated to RSUs	(1,855)	(3,711)	—
Less preferred stock dividends	(49,372)	—	—
Numerator for basic and diluted earnings per share	$64,672	$149,853	$(1,913)
Denominator
Basic weighted-average shares outstanding	82,327	81,418	80,826
Effect of dilutive securities:
Restricted stock units	941	413	—
Common stock warrant	4,711	—	—
Diluted weighted-average shares outstanding	87,979	81,831	80,826

For the year ended December 31, 2019, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. Accordingly, the diluted EPS calculation excludes the effect from 1.4 million of outstanding RSUs as of December 31, 2019. As of December 31, 2020, there were 0.4 million of outstanding RSUs that were anti-dilutive. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Following the amendment date, the EPS calculation for the 2021 year-to-date period includes the dilutive impact of the common stock warrant. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board ("FASB") issued new guidance for entities to provide certain disclosures for material government assistance transactions that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for our 2022 annual reporting period and we do not expect adoption of the guidance to have a material impact on our Consolidated Financial Statements and related disclosures.

In October 2021, the FASB issued new guidance requiring entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue from contracts with customers accounting standard. The guidance will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new guidance effective January 1, 2022. The adoption of the guidance did not have an impact on our Consolidated Financial Statements.

In May 2021, the FASB issued new guidance that clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, the guidance provides a "principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense." The guidance is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted the new guidance effective January 1, 2022. The adoption of the guidance did not have an impact on our Consolidated Financial Statements.

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

3. Acquisitions

ION Acquisition

On January 7, 2021, we completed the acquisition of national broadcast network ION Media Networks, Inc. ("ION") for $2.65 billion. ION is a national network of broadcast stations and is the largest holder of U.S. broadcast television spectrum. The business distributes its programming through owned Federal Communications Commission-licensed television stations as well as affiliated TV stations, reaching 100 million of U.S. homes through its over-the-air broadcast and pay TV platforms. The acquisition of ION enabled us to create a full-scale national television networks business by combining the ION network with our other news and entertainment networks.

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

The following table summarizes the net cash consideration for the ION transaction.

(in thousands)

Total purchase price	$2,650,000
Plus: Cash acquired	14,493
Plus: Working capital	57,755
Total transaction gross cash consideration	2,722,248
Less: Proceeds from ION stations divested	(30,000)
Total transaction net cash consideration	2,692,248
Less: Cash acquired	(14,493)
Total consideration, net of cash acquired	$2,677,755

The following table summarizes the final fair values of the ION assets acquired and liabilities assumed at the closing date.

(in thousands)

Accounts receivable	$135,006
Other current assets	25,353
Programming rights	169,027
Property and equipment	122,520
Operating lease right-of-use assets	72,717
Other assets	2,295
Goodwill	1,796,148
Indefinite-lived intangible assets - FCC licenses	424,200
Amortizable intangible assets:
INYO affiliation agreement	422,000
Other affiliation relationships	22,000
Advertiser relationships	143,000
Trade names	72,000
Accounts payable	(9,674)
Unearned revenue	(13,043)
Accrued expenses	(15,814)
Current portion of programming liabilities	(92,721)
Other current liabilities	(24,810)
Programming liabilities	(191,837)
Deferred tax liabilities	(265,291)
Operating lease liabilities	(78,438)
Other long-term liabilities	(36,883)
Total consideration, net of cash acquired	$2,677,755

During 2021, we recorded measurement period adjustments to the preliminary ION purchase price allocation as a result of ongoing valuation procedures on assets acquired and liabilities assumed. These adjustments included increases in property and equipment of $59.4 million and advertiser relationships of $4.0 million, as well as decreases in FCC licenses of $9.5 million and INYO and other affiliation relationships of $14.0 million. The estimated amortization period for certain intangible assets were adjusted as well. These adjustments in fair value also resulted in an increase to the deferred tax liability of $10.2 million. The impact of the measurement period adjustments to our results of operations resulted in increases to previously reported depreciation and amortization expense of $2.0 million in 2021.

Of the value allocated to amortizable intangible assets, the INYO affiliation agreement has an estimated amortization period of 20 years, advertiser relationships have an estimated amortization period of 7 years, other affiliation relationships have an estimated amortization period of 10 years and the value allocated to trade names has an estimated amortization period of 10 years. Determination of the value allocated to these intangible assets involved the use of certain assumptions, including forecasts of future revenues and operating expenses as well as the selection of discount rates and assumed future probability of renewal of agreements.
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

From the January 7, 2021 acquisition date through December 31, 2021, revenues from ION's operations of $543 million have been included in the accompanying Consolidated Statements of Operations. Acquisition and integration costs related to the transaction, including legal and professional fees and severance costs, totaled $38.1 million for the year ended December 31, 2021.

KCDO Television Station

On November 20, 2020, we closed on the acquisition of the KCDO television station in the Denver, Colorado market. Included in the sale was KSBS-CD, a lower power translator of KCDO. Consideration for the transaction totaled $9.6 million. The purchase price allocation attributed value of $6.9 million to the acquired FCC license, $1.7 million to goodwill, $0.9 million to property and equipment and the remainder to various working capital accounts.

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

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2021	2020

Operating revenues	$2,290,254	$2,395,650
Net income attributable to Scripps shareholders	101,146	275,658
Net income per share:
Basic	$1.19	$3.30
Diluted	1.12	3.29
Pro forma results in 2020 include $47.5 million of non-recurring transaction costs. The pro forma results in 2021 reflect a $38.1 million reversal of ION transaction costs incurred that are already being captured in the 2020 pro forma results.

Pending acquisition
On January 5, 2022, we acquired Nuvyyo for net cash consideration totaling $12.1 million. Nuvyyo provides consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2021 — Acquisition and related integration costs of $40.4 million primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

Restructuring costs totaled $9.4 million in 2021 due to the Newsy restructuring plan. In the first quarter, we incurred costs of $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional Newsy restructuring charges were primarily attributed to employee severance, relocation costs and Nielsen contract costs.

We completed the building sale for our Denver KMGH television station in the third quarter of 2021. The sale resulted in recognition of a pre-tax gain totaling $32.6 million.

We redeemed the outstanding principal amount of our 2025 Senior Notes during the second quarter of 2021. Additionally, during the fourth quarter of 2021, we redeemed $15.4 million of the 2027 Senior Notes and $22.0 million of the 2031 Senior Notes. These redemptions resulted in a loss on extinguishment of debt of $15.3 million, representing the premiums paid on the notes and write-offs of unamortized debt financing costs.

During the first quarter of 2021, we completed the sale of our Triton business. The sale generated total net proceeds of $225 million and we recognized a pre-tax gain from disposition totaling $81.8 million.

Related to our outstanding common stock warrant, we recognized non-cash charges totaling $99.1 million in 2021. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and is no longer marked-to-market each reporting period.

2020 — Acquisition and related integration costs of $18.7 million reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred leading up to the ION

Media Networks, Inc. transaction, which closed in January 2021.

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
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Current:
Federal	$52,145	$(13,235)	$6,653
State and local	9,096	2,478	2,235
Foreign	(48)	107	(6)
Total current income tax provision (benefit)	61,193	(10,650)	8,882
Deferred:
Federal	6,616	57,755	(6,346)
State and local	3,087	8,902	206
Foreign	293	(551)	175
Total deferred income tax provision (benefit)	9,996	66,106	(5,965)
Provision for income taxes	$71,189	$55,456	$2,917

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2021	2020	2019

Statutory rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	5.6	4.5	212.7
Non-deductible mark-to-market losses	11.5	—	—
Excess tax benefits from stock-based compensation	(0.9)	0.5	(60.4)
Nondeductible expenses	0.2	0.4	118.7
Reserve for uncertain tax positions	(0.8)	0.7	(13.7)
Other	1.5	(0.6)	12.2
Effective income tax rate	38.1%	26.5%	290.5%
A non-deductible expense of $102.6 million was recorded in 2021 related to preferred stock issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2021	2020

Temporary differences:
Property and equipment	$(54,292)	$(31,003)
Goodwill and other intangible assets	(378,978)	(119,074)
Investments, primarily gains and losses not yet recognized for tax purposes	2,886	(2,989)
Accrued expenses not deductible until paid	10,867	7,748
Deferred compensation and retiree benefits not deductible until paid	37,317	46,242
Operating lease right-of-use assets	(31,507)	(12,480)
Operating lease liabilities	33,174	12,089
Interest limitation carryforward	7	—
Other temporary differences, net	12,354	966
Total temporary differences	(368,172)	(98,501)
Federal and state net operating loss carryforwards	23,863	15,532
Valuation allowance for state deferred tax assets	(12,468)	(2,875)
Net deferred tax liability	$(356,777)	$(85,844)
Total state operating loss carryforwards were $614 million at December 31, 2021. Our state tax loss carryforwards expire through 2040. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Gross unrecognized tax benefits at beginning of year	$2,376	$576	$1,112
Increases in tax positions for prior years	22,348	166	87
Decreases in tax positions for prior years	—	(141)	(387)
Increases in tax positions for current years	3,164	1,661	—
Decreases in tax positions for current years	—	—	(167)
Increases (decreases) from lapse in statute of limitations	(4,234)	114	(69)
Decreases due to settlements with taxing authorities	(13,082)	—	—
Gross unrecognized tax benefits at end of year	$10,572	$2,376	$576
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.0 million at December 31, 2021. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2021 and 2020, we had accrued interest related to unrecognized tax benefits of $1.5 million and less than $0.1 million, respectively, and penalties of $0.9 million at December 31, 2021.
We file income tax returns in the U.S. and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2021, we are no longer subject to federal income tax examinations for years prior to 2018. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2017.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.3 million.

6. Restricted Cash

At December 31, 2021 and 2020, we had restricted cash of $34.3 million and $1.1 billion, respectively. The December 31, 2021 balance reflects restricted cash held in escrow from the KMGH Denver television station building sale, which was received in January 2022. The December 31, 2020 restricted balance represents the senior secured notes and senior unsecured notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION Media Networks, Inc. acquisition. Refer to Note 11. Long-Term Debt and Note 3. Acquisitions for further information on the $550 million Senior Secured Notes and $500 million Senior Unsecured Notes that were issued on December 30, 2020.

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2021	2020

Investments held at cost	$15,431	$4,564
Equity method investments	6,201	9,840
Total investments	$21,632	$14,404
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2021 and 2020.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2021	2020

Land and improvements	$65,559	$62,655
Buildings and improvements	204,819	183,516
Equipment	575,920	447,139
Computer software	29,029	25,888
Total	875,327	719,198
Accumulated depreciation	418,382	375,278
Net property and equipment	$456,945	$343,920

9. Leases
We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 totaled $24.3 million and $21.0 million, including short-term lease costs of $1.8 million and $0.5 million, respectively.
Other information related to our operating leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2021	2020

Balance Sheet Information
Right-of-use assets	$124,821	$51,471
Other current liabilities	20,066	9,623
Operating lease liabilities	113,892	42,097
Weighted Average Remaining Lease Term
Operating leases	8.35 years	7.64 years
Weighted Average Discount Rate
Operating leases	4.16%	5.96%

	For the years ended December 31,
(in thousands)	2021	2020

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$22,477	$19,028
Right-of-use assets obtained in exchange for lease obligations	17,835	5,235

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

(in thousands)	Operating Leases

2022	$27,477
2023	24,063
2024	21,133
2025	17,005
2026	15,019
Thereafter	54,495
Total future minimum lease payments	159,192
Less: Imputed interest	(25,234)
Total	$133,958

10. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2018	$708,133	$232,742	$113,279	$1,054,154
Accumulated impairment losses	(216,914)	(21,000)	(29,403)	(267,317)
Net balance as of December 31, 2018	491,219	211,742	83,876	786,837
Sale of Cracked	—	—	(29,403)	(29,403)
Removal of Cracked accumulated impairment loss due to sale	—	—	29,403	29,403
Television stations acquisitions	435,726	—	—	435,726
Omny acquisition	—	—	5,336	5,336
Triton acquisition adjustment	—	—	(3,220)	(3,220)
Balance as of December 31, 2019	$926,945	$211,742	$85,992	$1,224,679

Gross balance as of December 31, 2019	$1,143,859	$232,742	$85,992	$1,462,593
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2019	926,945	211,742	85,992	1,224,679
Television stations acquisitions adjustments	2,500	—	—	2,500
KCDO acquisition	1,679	—	—	1,679
Sale of WPIX	(24,997)	—	—	(24,997)
Sale of Weathersphere	(633)	—	—	(633)
Omny acquisition adjustment	—	—	(16)	(16)
Balance as of December 31, 2020	$905,494	$211,742	$85,976	$1,203,212

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	905,494	211,742	85,976	1,203,212
ION acquisition	—	1,796,148	—	1,796,148
Sale of Triton	—	—	(85,976)	(85,976)
Balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2021	2020

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$1,060,244	$616,244
Customer lists and advertiser relationships	217,400	102,900
Other	130,265	104,445
Total carrying amount	1,407,909	823,589
Accumulated amortization:
Television network affiliation relationships	(168,021)	(113,950)
Customer lists and advertiser relationships	(77,711)	(53,232)
Other	(32,881)	(37,778)
Total accumulated amortization	(278,613)	(204,960)
Net amortizable intangible assets	1,129,296	618,629
Indefinite-lived intangible assets — FCC licenses	781,015	356,815
Total other intangible assets	$1,910,311	$975,444
Estimated amortization expense of intangible assets for each of the next five years is $94.4 million in 2022, $90.8 million in 2023, $89.5 million in 2024, $87.7 million in 2025, $84.7 million in 2026 and $682.2 million in later years.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and any time events occur or conditions change that would indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible assets, is below its carrying value. Such indicators of impairment include, but are not limited to, changes in business climate or other factors resulting in low cash flow related to such assets. We determine fair values using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce different estimates of fair value. If the fair value of a reporting unit, or respective FCC license, is less than its carrying value, then an impairment exists and an impairment charge is recorded. In the fourth quarter of 2021 and 2020, we completed our annual impairment tests on goodwill and FCC licenses. The results of the tests indicated that the estimated fair value of our reporting units and FCC licenses exceeded their respective carrying values.

11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2021	2020

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	550,000	550,000
Senior unsecured notes, due in 2025	—	400,000
Senior unsecured notes, due in 2027	484,655	500,000
Senior unsecured notes, due in 2031	477,958	500,000
Term loan, due in 2024	287,250	290,250
Term loan, due in 2026	744,049	751,660
Term loan, due in 2028	667,000	—
Total outstanding principal	3,210,912	2,991,910
Less: Debt issuance costs and issuance discounts	(62,907)	(57,939)
Less: Current portion	(18,612)	(10,612)
Net carrying value of long-term debt	3,129,393	2,923,359
Fair value of long-term debt *	$3,249,278	$3,064,194
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, the capacity of our Revolving Credit Facility was increased from $210 million to $400 million. Additionally, the Sixth Amendment extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. The weighted-average interest rate over the period we had a drawn revolver balance in 2020 was 2.46%. As of December 31, 2021, we had no borrowings under the Revolving Credit Facility. As of December 31, 2021 and 2020, we had outstanding letters of credit totaling $6.9 million and $6.0 million, respectively, under the Revolving Credit Facility.

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

As of December 31, 2021 and 2020, the interest rate on the 2024 term loan was 2.10% and 2.15%, respectively. The weighted-average interest rate on the 2024 term loan was 2.09% and 2.15% in 2021 and 2020, respectively.

On May 1, 2019, we issued a $765 million term loan B ("2026 term loan") that matures in May 2026. Interest is currently payable on the 2026 term loan at a rate based on LIBOR, plus a fixed margin of 2.56%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and an original issuance discount totaled approximately $23.0 million with this term loan, which are being amortized over the life of the loan.

As of December 31, 2021 and 2020, the interest rate on the 2026 term loan was 3.31% and 2.65%, respectively. The weighted-average interest rate on the 2026 term loan was 3.31% and 2.65% in 2021 and 2020, respectively.

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

During 2021, we made additional principal payments on the 2028 term loan totaling $125 million and wrote off $3.1 million of deferred financing costs related to this term loan to interest expense.

As of December 31, 2021, the interest rate on the 2028 term loan was 3.75%. The weighted-average interest rate on the 2028 term loan was 3.75% in 2021.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of December 31, 2021, we were in compliance with our financial covenants.

2029 Senior Secured Notes

On December 30, 2020, we issued $550 million of senior secured notes (the "2029 Senior Notes"), which bear interest at a rate of 3.875% per annum and mature on January 15, 2029. The proceeds of the 2029 Senior Notes were deposited into a segregated escrow account. The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2029 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price of 103.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2029 Senior Notes before January 15, 2024 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2024 and before January 15, 2026, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2029 Senior Notes may require us to repurchase some or all of the notes. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. The 2029 Senior Notes are guaranteed by us and the majority of our subsidiaries and are secured on equal footing with the obligations under the Senior Secured Credit Agreement. Following the release of the proceeds from escrow on January 7, 2021, the notes became secured, on a first lien basis, from pledges of equity interests in our subsidiaries and by substantially all of the existing and future assets of Scripps. The 2029 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

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

During the fourth quarter of 2021, we redeemed $15.4 million of the 2027 Senior Notes at a weighted-average redemption price equal to 103.94% of the aggregate principal amount plus accrued and unpaid interest. The redemption resulted in a loss on extinguishment of debt of $0.9 million, representing the premium paid on the notes and write-off of unamortized debt financing costs.

2031 Senior Unsecured Notes

On December 30, 2020, we issued $500 million of senior unsecured notes (the "2031 Senior Notes"), which bear interest at a rate of 5.375% per annum and mature on January 15, 2031. The proceeds of the 2031 Senior Notes were deposited into a segregated escrow account. The escrow account was subsequently released on January 7, 2021 and used toward the financing of the ION acquisition (See Note 3). The 2031 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15, commencing on July 15, 2021. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes at a redemption price of 105.375% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2031 Senior Notes before January 15, 2026 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2026 and before January 15, 2029, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2031 Senior Notes may require us to repurchase some or all of the notes. The 2031 Senior Notes are also guaranteed by us and the majority of our subsidiaries. The 2031 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $12.5 million of deferred financing costs in connection with the issuance of the 2031 Senior Notes, which are being amortized over the life of the notes.

During the fourth quarter of 2021, we redeemed $22.0 million of the 2031 Senior Notes at a weighted-average redemption price equal to 101.13% of the aggregate principal amount plus accrued and unpaid interest. The redemption resulted in a loss on extinguishment of debt of $0.6 million, representing the premium paid on the notes and write-off of unamortized debt financing costs.

Debt Repurchase Authorization

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $562.6 million and expires on March 1, 2023.

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
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$32,536	$32,536	$—	$—

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$539,891	$539,891	$—	$—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2021	2020

Employee compensation and benefits	$29,175	$34,020
Deferred FCC repack income	47,977	44,945
Programming liability	352,686	33,481
Liability for pension benefits	102,831	161,845
Liabilities for uncertain tax positions	12,280	2,332
Other	30,989	9,742
Other liabilities (less current portion)	$575,938	$286,365

In connection with the acquisition of ION, we assumed $26.1 million of uncertain tax position liabilities. Approximately $21.9 million of that liability was attributed to disallowed domestic production activities deductions (DPAD). During 2021, we provided payments to the IRS and state taxing authorities totaling $17.2 million for settlement of the DPAD liability. An additional $4.7 million of the liability was reversed following statute of limitation lapses for respective tax years.

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Accounts receivable	$(31,624)	$(40,524)	$(98,714)
Other current assets	12,488	22,644	(11,056)
Accounts payable	18,534	19,520	1,572
Accrued employee compensation and benefits	4,073	11,915	877
Accrued interest	18,459	1,162	12,726
Other accrued liabilities	2,336	(5,918)	4,239
Unearned revenue	(7,080)	3,397	358
Other, net	(21,407)	21,898	(19,532)
Total	$(4,221)	$34,094	$(109,530)

The following table reconciles cash and cash equivalents and restricted cash in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows.

	As of December 31,
(in thousands)	2021	2020	2019

Cash and cash equivalents	$66,223	$576,021	$32,968
Restricted cash	34,257	1,050,000	—
Total cash, cash equivalents and restricted cash, end of year	$100,480	$1,626,021	$32,968

As disclosed in Note 6. Restricted Cash, the December 31, 2021 restricted cash balance reflects cash held in escrow from the KMGH Denver television station building sale, which was received in January 2022. The December 31, 2020 restricted cash balance represents the senior secured notes and senior unsecured notes proceeds that were segregated as financing for the January 7, 2021 closing of the ION Media Networks, Inc. acquisition.

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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.

The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Interest cost	$16,465	$19,799	$23,287
Expected return on plan assets, net of expenses	(23,235)	(21,016)	(19,974)
Amortization of actuarial loss and prior service cost	6,210	4,672	2,622
Total for defined benefit plans	(560)	3,455	5,935
Multi-employer plans	—	5	132
SERPs	903	933	1,018
Defined contribution plan	14,394	14,074	10,494
Net periodic benefit cost	14,737	18,467	17,579
Allocated to discontinued operations	—	(522)	(447)
Net periodic benefit cost - continuing operations	$14,737	$17,945	$17,132

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Actuarial gain/(loss)	$27,318	$(5,296)	$(5,478)
Amortization of actuarial loss and prior service cost	6,210	4,672	2,622
Total	$33,528	$(624)	$(2,856)

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.3 million, $0.3 million and $0.2 million in 2021, 2020 and 2019, respectively. We recognized an actuarial gain for our SERPs of $0.3 million in 2021 and actuarial losses of $1.0 million and $1.9 million in 2020 and 2019, respectively.

Assumptions used in determining the annual retirement plans expense were as follows:

	2021	2020	2019

Discount rate	2.64%	3.40%	4.38%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2021	2020	2021	2020

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$637,165	$593,591	$18,890	$18,541
Interest cost	16,465	19,799	473	586
Benefits paid	(31,616)	(31,576)	(1,028)	(1,236)
Actuarial (gains)/losses	(18,705)	55,351	(312)	999
Projected benefit obligation at end of year	603,309	637,165	18,023	18,890
Plan assets:
Fair value at beginning of year	492,827	420,699	—	—
Actual return on plan assets	31,848	71,071	—	—
Company contributions	24,089	32,633	1,028	1,236
Benefits paid	(31,616)	(31,576)	(1,028)	(1,236)
Fair value at end of year	517,148	492,827	—	—
Funded status	$(86,161)	$(144,338)	$(18,023)	$(18,890)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,353)	$(1,383)
Noncurrent liabilities	(86,161)	(144,338)	(16,670)	(17,507)
Total	$(86,161)	$(144,338)	$(18,023)	$(18,890)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$90,197	$123,707	$7,364	$7,999
Prior service cost	370	388	—	—

During 2021, net actuarial gains decreased our benefit obligation primarily due to a year-over-year increase in the discount rate assumption, whereas in 2020, net actuarial losses increased our benefit obligation primarily due to a year-over-year decrease in the discount rate assumption. The recognized actuarial gains/losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.

Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2021	2020	2021	2020

Accumulated benefit obligation	$603,309	$637,165	$18,023	$18,890
Projected benefit obligation	603,309	637,165	18,023	18,890
Fair value of plan assets	517,148	492,827	—	—

Assumptions used to determine the defined benefit pension plan benefit obligation were as follows:

	2021	2020	2019

Weighted average discount rate	2.95%	2.64%	3.40%

In 2022, we expect to contribute $1.4 million to fund our SERPs and $25.0 million to fund our qualified defined benefit pension plan.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $32.9 million in 2022, $33.4 million in 2023, $34.0 million in 2024, $34.6 million in 2025, $34.9 million in 2026 and a total of $177.1 million for the five years ending 2031.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2022	2021	2020

US equity securities	15%	15%	16%
Non-US equity securities	30%	35%	39%
Fixed-income securities	50%	49%	44%
Other	5%	1%	1%
Total	100%	100%	100%
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
Under our asset allocation strategy, approximately 50% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 50% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following table presents our plan assets as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020

Equity securities
Common/collective trust funds	$261,810	$274,810
Fixed income
Common/collective trust funds	252,731	215,444
Cash equivalents	2,607	2,573
Fair value of plan assets	$517,148	$492,827

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
Our Local Media segment includes our 61 local broadcast stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 CW affiliates - four on full power stations and eight on multicast; five independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies, satellite carriers and over-the-top virtual MVPDs.

Our Scripps Networks segment, which includes the recently acquired ION business, is comprised of nine national television networks that reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. These operations earn revenue primarily through the sale of advertising.
The operating results of the sold Triton business, and our other national businesses that were previously reported in our National Media segment, are aggregated with our remaining business activities in the Other segment caption.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Segment operating revenues:
Local Media	$1,319,468	$1,488,237	$1,032,709
Scripps Networks	951,883	309,076	270,060
Other	26,924	73,010	58,534
Intersegment eliminations	(14,743)	(12,845)	(9,904)
Total operating revenues	$2,283,532	$1,857,478	$1,351,399
Segment profit (loss):
Local Media	$268,140	$444,243	$227,789
Scripps Networks	389,278	28,324	15,585
Other	359	18,173	13,720
Shared services and corporate	(75,576)	(60,758)	(57,409)
Acquisition and related integration costs	(40,373)	(18,678)	(26,304)
Restructuring costs	(9,436)	—	(3,370)
Depreciation and amortization of intangible assets	(161,922)	(107,155)	(84,344)
Gains (losses), net on disposal of property and equipment	30,275	(661)	1,692
Interest expense	(165,164)	(92,994)	(80,596)
Loss on extinguishment of debt	(15,347)	—	—
Defined benefit pension plan expense	(343)	(4,388)	(6,953)
Gain on sale of Triton business	81,784	—	—
Losses on stock warrant	(99,118)	—	—
Miscellaneous, net	(15,469)	2,914	1,194
Income from continuing operations before income taxes	$187,088	$209,020	$1,004
Depreciation:
Local Media	$39,368	$42,934	$34,086
Scripps Networks	17,109	5,133	3,854
Other	382	854	596
Shared services and corporate	1,498	1,495	1,462
Total depreciation	$58,357	$50,416	$39,998
Amortization of intangible assets:
Local Media	$40,315	$37,848	$26,283
Scripps Networks	58,599	9,460	9,507
Other	2,147	8,077	7,203
Shared services and corporate	2,504	1,354	1,353
Total amortization of intangible assets	$103,565	$56,739	$44,346

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Operating revenues:
Core advertising	$1,592,121	$915,515	$861,386
Political	22,693	272,066	23,263
Retransmission and carriage	614,892	588,888	390,043
Other	53,826	81,009	76,707
Total operating revenues	$2,283,532	$1,857,478	$1,351,399

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Additions to property and equipment:
Local Media	$35,963	$42,611	$46,855
Scripps Networks	23,871	2,020	11,126
Other	430	1,200	1,366
Shared services and corporate	2,114	646	1,878
Total additions to property and equipment	$62,378	$46,477	$61,225

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2021	2020	2019

Assets:
Local Media	$2,431,730	$2,463,064	$2,694,667
Scripps Networks	3,865,046	526,887	486,593
Other	27,582	198,215	197,674
Shared services and corporate	333,956	1,671,220	81,657
Total assets of continuing operations	6,658,314	4,859,386	3,460,591
Discontinued operations	—	—	101,266
Total assets	$6,658,314	$4,859,386	$3,561,857

17. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2021 were: $690.7 million in 2022, $381.4 million in 2023, $296.7 million in 2024, $153.1 million in 2025, $123.1 million in 2026 and $53.0 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., (“Berkshire Hathaway”), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends, effective through December 15, 2021, have been paid in 2021 totaling $45.1 million.
Class A Common Shares Stock Warrant — In connection with the Preferred Shares issuance, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder’s option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no Preferred Shares remain outstanding. Since the holder had the option to settle the warrant through cash payment of the exercise price and/or through surrendering portions of their Preferred Shares for the stated par value, a liability was recognized for the fair value of the warrant. The valuation model, classified within Level 3 of the fair value hierarchy, included inputs for the estimated term of the warrant, the historical volatility rate of Scripps common stock and the exercise price for the warrant. At time of issuance, the fair value of the warrant totaled $181 million and was being remeasured each reporting period with the changes in fair value of the warrant captured in the gains/losses on stock warrant caption in the Consolidated Statements of Operations.
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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during 2021 or 2020. As of December 31, 2019, we repurchased $0.6 million of shares at prices ranging from $15.54 to $18.72 per share. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. We have not issued any new stock options since 2008. As of December 31, 2021, approximately 6.3 million shares were available for future stock compensation awards.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2018	1,175,442	$15.86	$ 11-24
Awarded	758,557	22.12	13-23
Vested	(536,064)	21.67	12-23
Forfeited	(39,497)	17.89	13-24
Unvested at December 31, 2019	1,358,438	18.68	11-24
Awarded	1,588,134	8.86	7-12
Vested	(739,633)	11.52	7-17
Forfeited	(15,280)	13.37	8-23
Unvested at December 31, 2020	2,191,659	12.22	7-23
Awarded	1,375,565	22.63	14-23
Vested	(1,060,685)	20.32	15-24
Forfeited	(121,043)	16.19	9-23
Unvested at December 31, 2021	2,385,496	17.25	9-23

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Fair value of RSUs vested	$21,548	$8,518	$11,618
Tax benefits realized on vesting	5,101	2,019	2,969

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Total share-based compensation	$22,334	$14,507	$13,308
Included in discontinued operations	—	(492)	(215)
Included in continuing operations	$22,334	$14,015	$13,093
Share-based compensation, net of tax	$17,047	$10,694	$9,747

As of December 31, 2021, $24.6 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.6 years.

19. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2019	$(98,734)	$(255)	$(98,989)
Other comprehensive income (loss) before reclassifications, net of tax of $(1,492) and $(23)	(4,803)	(75)	(4,878)
Amounts reclassified from AOCI, net of tax of $1,164	3,748	—	3,748
Net current-period other comprehensive income (loss)	(1,055)	(75)	(1,130)
As of December 31, 2020	(99,789)	(330)	(100,119)
Other comprehensive income (loss) before reclassifications, net of tax of $6,540 and $42	21,090	134	21,224
Amounts reclassified from AOCI, net of tax of $1,546	4,986	—	4,986
Net current-period other comprehensive income (loss)	26,076	134	26,210
As of December 31, 2021	$(73,713)	$(196)	$(73,909)

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
During the second quarter of 2020, our Board of Directors approved the sale of our Stitcher podcasting business. On July 10, 2020, we signed a definitive agreement to sell the business for $325 million, with $265 million of cash upfront; earnout of up to $30 million based on 2020 financial results and paid in 2021; and earnout of up to $30 million based on 2021 financial results and paid in 2022. The transaction closed on October 16, 2020. Stitcher is classified as discontinued operations in our Consolidated Financial Statements for all periods presented.

Operating results of our discontinued Stitcher operations were as follows:

	For the years ended December 31,
(in thousands)	2021	2020	2019

Operating revenues	$—	$57,573	$72,545
Total costs and expenses	(600)	(88,599)	(91,725)
Depreciation and amortization of intangible assets	—	(1,157)	(2,642)
Other, net	—	(174)	(57)
Loss from operations	(600)	(32,357)	(21,879)
Pretax gain on disposal	9,572	182,589	—
Gain (loss) from discontinued operations before income taxes	8,972	150,232	(21,879)
Income tax (provision) benefit	(2,159)	(34,463)	5,414
Income (loss) from discontinued operations, net of tax	$6,813	$115,769	$(16,465)

During 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. In the third quarter of 2021, we received payment of $19.1 million for the 2020 earnout period. No value is currently assigned to the 2021 contingent earnout consideration. Stitcher’s discontinued operating results in 2020 include a contract termination charge that totaled $12 million. The 2020 gain on disposal for Stitcher reflects a $10 million fair value estimate for the contingent earnout consideration.

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