Form 10-Q
period 2022-03-31
E.W. SCRIPPS Co
filed 2022-05-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2022, there were 71,357,810 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2022
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended March 31, 2022.

Item 4. Mine Safety Disclosures
None.
3

Item 5. Other Information

The following table presents information on matters submitted to a vote of security holders at our May 2, 2022 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Lauren Rich Fine	55,918,787	—	1,562,013
Burton F. Jablin	56,860,227	—	620,573
Kim Williams	53,555,834	—	3,924,966
Directors elected by holders of Common Voting Shares:
Marcellus W. Alexander, Jr.	11,130,722	—	—
Charles L. Barmonde	11,130,722	—	—
Kelly P. Conlin	11,130,722	—	—
John W. Hayden	11,130,722	—	—
Anne M. La Dow	11,130,722	—	—
Leigh B. Radford	11,130,722	—	—
R. Michael Scagliotti	11,130,722	—	—
Adam P. Symson	11,130,722	—	—
2. Votes by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant	11,130,722	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,130,722	—	—
Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 6, 2022	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2022	As of December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$35,026	$66,223
Restricted cash	—	34,257
Accounts receivable (less allowances — $4,940 and $4,256)	563,862	572,525
FCC repack receivable	185	773
Miscellaneous	28,671	28,503
Total current assets	627,744	702,281
Investments	26,700	21,632
Property and equipment	450,975	456,945
Operating lease right-of-use assets	119,643	124,821
Goodwill	2,920,466	2,913,384
Other intangible assets	1,893,129	1,910,311
Programming	483,232	510,316
Miscellaneous	19,972	18,624
Total Assets	$6,541,861	$6,658,314

Liabilities and Equity
Current liabilities:
Accounts payable	$90,578	$83,931
Unearned revenue	19,381	20,000
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	44,832	68,545
Programming liability	173,083	180,269
Accrued interest	15,051	34,973
Miscellaneous	41,752	50,667
Other current liabilities	54,050	54,883
Total current liabilities	457,339	511,880
Long-term debt (less current portion)	3,081,513	3,129,393
Deferred income taxes	370,739	356,777
Operating lease liabilities	108,373	113,892
Other liabilities (less current portion)	539,868	575,938
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares at March 31, 2022	410,515	409,939
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 71,357,810 and 70,646,007 shares	714	707
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	411,348	410,765
Additional paid-in capital	1,430,853	1,428,460
Retained earnings	214,907	205,118
Accumulated other comprehensive loss, net of income taxes	(73,079)	(73,909)
Total equity	1,984,029	1,970,434
Total Liabilities and Equity	$6,541,861	$6,658,314
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021

Operating Revenues:
Advertising	$398,481	$362,614
Retransmission and carriage	155,820	156,497
Other	11,405	21,810
Total operating revenues	565,706	540,921
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	297,834	264,395
Selling, general and administrative expenses, excluding depreciation and amortization	152,727	144,026
Acquisition and related integration costs	1,642	28,645
Restructuring costs	—	7,050
Depreciation	15,370	14,125
Amortization of intangible assets	24,375	25,382
Losses (gains), net on disposal of property and equipment	2,481	80
Total operating expenses	494,429	483,703
Operating income	71,277	57,218
Interest expense	(36,499)	(43,882)
Gain on extinguishment of debt	1,234	—
Defined benefit pension plan income	663	7
Gain on sale of Triton business	—	81,784
Losses on stock warrant	—	(67,244)
Miscellaneous, net	(407)	(4,851)
Income from continuing operations before income taxes	36,268	23,032
Provision for income taxes	13,903	19,529
Income from continuing operations, net of tax	22,365	3,503
Income from discontinued operations, net of tax	—	2,064
Net income	22,365	5,567
Preferred stock dividends	(12,576)	(11,643)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$9,789	$(6,076)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.11	$(0.10)
Income from discontinued operations	—	0.02
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.11	$(0.07)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.10	$(0.10)
Income from discontinued operations	—	0.02
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.10	$(0.07)
See notes to condensed consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income(loss) per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income	$22,365	$5,567
Changes in defined benefit pension plans, net of tax of $257 and $374	827	1,187
Other	3	18
Total comprehensive income attributable to preferred and common stockholders	$23,195	$6,772
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021

Cash Flows from Operating Activities:
Net income	$22,365	$5,567
Income from discontinued operations, net of tax	—	2,064
Income from continuing operations, net of tax	22,365	3,503
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	39,745	39,507
Losses (gains), net on disposal of property and equipment	2,481	80
Gain on extinguishment of debt	(1,234)	—
Gain on sale of Triton business	—	(81,784)
Losses on stock warrant	—	67,244
Programming assets and liabilities	(13,970)	(37,042)
Restructuring impairment charges	—	7,050
Deferred income taxes	11,906	6,951
Stock and deferred compensation plans	10,481	11,092
Pension contributions, net of income/expense	(930)	(5,987)
Other changes in certain working capital accounts, net	(33,761)	41,045
Miscellaneous, net	296	(1,565)
Net cash provided by operating activities from continuing operations	37,379	50,094
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net operating activities	37,379	50,094
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(13,797)	(2,679,798)
Proceeds from sale of Triton Digital, net of cash disposed	—	224,990
Acquisition of intangible assets	—	(430)
Additions to property and equipment	(12,685)	(4,139)
Purchase of investments	(5,117)	(1,263)
Proceeds from FCC repack	1,201	5,345
Miscellaneous, net	(2,456)	12
Net cash used in investing activities from continuing operations	(32,854)	(2,455,283)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net investing activities	(32,854)	(2,455,283)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	75,000	—
Proceeds from issuance of long-term debt	—	800,000
Proceeds from issuance of preferred stock	—	600,000
Payments on long-term debt	(124,197)	(4,653)
Payments on financing costs	—	(50,597)
Payments for capitalized preferred stock issuance costs	—	(11,526)
Dividends paid on common and preferred stock	(12,000)	(9,067)
Tax payments related to shares withheld for vested stock and RSUs	(8,341)	(6,369)
Miscellaneous, net	(441)	(415)
Net cash provided by (used in) financing activities from continuing operations	(69,979)	1,317,373
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	(65,454)	(1,087,836)
Cash, cash equivalents and restricted cash:
Beginning of year	100,480	1,626,021
End of period	$35,026	$538,185

Supplemental Cash Flow Disclosures
Interest paid	$52,668	$29,354
Income taxes paid (refunded)	$(431)	$(547)
Non-cash investing information
Capital expenditures included in accounts payable	$4,047	$5,764
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2022 and 2021 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	22,365	830	23,195
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans: 711,803 net shares issued *	—	7	2,393	—	—	2,400
As of March 31, 2022	$410,515	$833	$1,430,853	$214,907	$(73,079)	$1,984,029
* Net of tax payments related to shares withheld for vested RSUs of $8,341 for the three months ended March 31, 2022.

As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	5,567	1,205	6,772
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $1,511 per share	576	—	—	(11,643)	—	(11,067)
Compensation plans: 554,279 net shares issued *	—	6	2,577	—	—	2,583
As of March 31, 2021	$408,210	$823	$1,133,366	$125,702	$(98,914)	$1,569,187
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2021 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national media brands. All of our businesses provide content and services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, Scripps Networks and Other. Additional information for our business segments is presented in Note 13. Segment Information.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $4.9 million at March 31, 2022 and $4.3 million at December 31, 2021.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $19.4 million at March 31, 2022 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $20.0 million at December 31, 2021. We recorded $7.3 million of revenue in the three months ended March 31, 2022 that was included in unearned revenue at December 31, 2021.
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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2021 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs) and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $9.3 million and $8.3 million for the first quarter of 2022 and 2021, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2022	2021

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$22,365	$3,503
Less income allocated to RSUs	(276)	—
Less preferred stock dividends	(12,576)	(11,643)
Numerator for basic and diluted earnings per share	$9,513	$(8,140)
Denominator
Basic weighted-average shares outstanding	82,788	81,902
Effect of dilutive securities:
Restricted stock units	613	—
Common stock warrant	8,872	—
Diluted weighted-average shares outstanding	92,273	81,902

For the three month period ended March 31, 2021, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. The March 31, 2021 diluted EPS calculation excludes the effect from 2.4 million of outstanding RSUs that were anti-dilutive. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive. Following the amendment date, the EPS calculations include the dilutive impact of the common stock warrant.

2. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards — In October 2021, the Financial Accounting Standards Board ("FASB") issued new guidance requiring entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue from contracts with customers accounting standard. The guidance will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new guidance effective January 1, 2022. The adoption of the guidance did not have an impact on our condensed consolidated financial statements.

In May 2021, the FASB issued new guidance that clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, the guidance provides a "principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense." The guidance is effective for all entities with fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted the new guidance effective January 1, 2022. The adoption of the guidance did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards — In November 2021, the FASB issued new guidance for entities to provide certain disclosures for material government assistance transactions that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for our 2022 annual reporting period and we do not expect adoption of the guidance to have a material impact on our annual consolidated financial statements and related disclosures.

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

3. Acquisitions

Nuvyyo Acquisition

On January 5, 2022, we acquired Nuvyyo for net cash consideration totaling $13.8 million. Nuvyyo provides consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices. The preliminary purchase price allocation assigned $7.2 million to intangible assets with useful lives ranging from three to five years, $7.1 million to goodwill and the remainder was allocated to various working capital and deferred tax liability accounts. The estimated goodwill, which is not tax deductible, reflects the synergies and increased market penetration expected from combining the operations of Nuvyyo with Scripps. We allocated the goodwill to our Other segment.

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

Pro forma results of operations

Pro forma results of operations, assuming the ION acquisition had taken place at the beginning of 2021, are presented in the following table. The pro forma results do not include Nuvyyo, as the impact of this acquisition, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and ION (excluding the results of the divested stations sold to INYO), as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition, or retrospective fair value adjustments to the warrant. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2021

Operating revenues	$547,643
Net income attributable to Scripps shareholders	13,009
Net income per share:
Basic	$0.15
Diluted	0.15

The pro forma results in 2021 reflect a $26.2 million reversal of ION transaction costs incurred that were already captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2022 - Acquisition and related integration costs of $1.6 million in the first three months of 2022 primarily reflect professional service costs associated with the ION acquisition.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $54.5 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

2021 - Acquisition and related integration costs of $28.6 million in the first quarter of 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. acquisition, which closed on January 7, 2021.

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

The first quarter of 2021 included a $67.2 million non-cash charge related to our outstanding common stock warrant. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to the higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and no longer marked-to-market each reporting period.

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

The effective income tax rate for the three months ended March 31, 2022 and 2021 was 38% and 85%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million benefit in 2022 and $1.3 million benefit in 2021), state deferred rate changes ($4.7 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, in the first quarter of 2021, the income tax provision was impacted by a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business, a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition and a non-deductible expense of $70.7 million related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At December 31, 2021, we had restricted cash of $34.3 million. The balance reflected restricted cash held in escrow from the KMGH Denver television station building sale, which was received in January 2022.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 totaled $6.5 million and $5.9 million, including short-term lease costs of $0.4 million and $0.5 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2022	As of December 31, 2021

Balance Sheet Information
Right-of-use assets	$119,643	$124,821
Other current liabilities	18,851	20,066
Operating lease liabilities	108,373	113,892
Weighted Average Remaining Lease Term
Operating leases	8.21 years	8.35 years
Weighted Average Discount Rate
Operating leases	4.14%	4.16%

	Three Months Ended March 31,
(in thousands)	2022	2021

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$6,058	$4,875
Right-of-use assets obtained in exchange for lease obligations	231	5,980

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows:

(in thousands)	Operating Leases

Remainder of 2022	$19,471
2023	24,104
2024	21,175
2025	17,048
2026	15,063
Thereafter	54,497
Total future minimum lease payments	151,358
Less: Imputed interest	(24,134)
Total	$127,224

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of March 31, 2022	$1,122,408	$2,028,890	$7,082	$3,158,380
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of March 31, 2022	$905,494	$2,007,890	$7,082	$2,920,466

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	217,400
Other	133,862	130,265
Total carrying amount	1,415,103	1,407,909
Accumulated amortization:
Television affiliation relationships	(181,539)	(168,021)
Customer lists and advertiser relationships	(85,252)	(77,711)
Other	(36,198)	(32,881)
Total accumulated amortization	(302,989)	(278,613)
Net amortizable intangible assets	1,112,114	1,129,296
Indefinite-lived intangible assets — FCC licenses	781,015	781,015
Total other intangible assets	$1,893,129	$1,910,311

Estimated amortization expense of intangible assets for each of the next five years is $71.9 million for the remainder of 2022, $92.7 million in 2023, $91.4 million in 2024, $88.4 million in 2025, $85.5 million in 2026, $83.9 million in 2027 and $598.3 million in later years.
9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021

Revolving credit facility	$75,000	$—
Senior secured notes, due in 2029	523,356	550,000
Senior unsecured notes, due in 2027	442,473	484,655
Senior unsecured notes, due in 2031	423,463	477,958
Term loan, due in 2024	286,500	287,250
Term loan, due in 2026	742,146	744,049
Term loan, due in 2028	665,000	667,000
Total outstanding principal	3,157,938	3,210,912
Less: Debt issuance costs and issuance discounts	(57,813)	(62,907)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	$3,081,513	$3,129,393
Fair value of long-term debt *	$3,095,414	$3,249,278
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, the capacity of our Revolving Credit Facility was increased from $210 million to $400 million. Additionally, the Sixth Amendment extended the facility's maturity date to the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of March 31, 2022, we had $75 million outstanding under the Revolving Credit Facility with an interest rate of 2.94%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2022 was 2.87%. As of March 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $7.1 million and $6.9 million, respectively, under the Revolving Credit Facility.

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
As of March 31, 2022 and December 31, 2021, the interest rate on the 2024 term loan was 2.46% and 2.10%, respectively. The weighted-average interest rate was 2.15% and 2.13% for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the interest rate on the 2026 term loan was 3.31%. The weighted-average interest rate on the 2026 term loan was 3.31% and 3.26% for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the interest rate on the 2028 term loan was 3.75%. The weighted-average interest rate on the 2028 term loan was 3.75% for the three months ended March 31, 2022 and 2021.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of March 31, 2022, we were in compliance with our financial covenants.

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

Debt Repurchase Authorization

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $439.3 million and expires on March 1, 2023.

Debt Repurchase Transactions

During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

On May 15, 2021, we redeemed the $400 million outstanding principal amount of our senior unsecured notes that were due to mature in 2025. The redemption price was equal to 102.563% of the aggregate principal amount plus accrued and unpaid interest. The notes were redeemed with cash on hand.

During the fourth quarter of 2021, we redeemed $15.4 million of our 2027 Senior Notes and $22.0 million of our 2031 Senior Notes.

During the full year of 2021, we made additional principal payments on the 2028 term loan totaling $125 million.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021

Employee compensation and benefits	$29,159	$29,175
Deferred FCC repack income	47,863	47,977
Programming liability	319,752	352,686
Liability for pension benefits	100,244	102,831
Liabilities for uncertain tax positions	12,363	12,280
Other	30,487	30,989
Other liabilities (less current portion)	$539,868	$575,938

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2022	2021

Accounts receivable	$9,361	$43,559
Other current assets	2,585	1,851
Accounts payable	7,555	6,342
Accrued employee compensation and benefits	(24,552)	(19,387)
Accrued interest	(19,922)	7,687
Other accrued liabilities	(6,608)	(16,151)
Unearned revenue	(1,917)	(5,672)
Other, net	(263)	22,816
Total	$(33,761)	$41,045

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021

Interest cost	$4,333	$4,103
Expected return on plan assets, net of expenses	(6,224)	(5,820)
Amortization of actuarial loss and prior service cost	1,014	1,487
Total for defined benefit pension plan	(877)	(230)
SERPs	214	223
Defined contribution plan	4,453	3,978
Net periodic benefit cost	$3,790	$3,971

We contributed $0.3 million to fund current benefit payments for our SERPs. During the remainder of 2022, we anticipate contributing an additional $1.6 million to fund the SERPs' benefit payments. We have met our 2022 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Our Scripps Networks segment is comprised of nine national television networks that reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. These operations earn revenue primarily through the sale of advertising.
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, procurement, human resources, employee benefit and information technology to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the business segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes and deferred income taxes.

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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021

Segment operating revenues:
Local Media	$326,661	$312,581
Scripps Networks	239,068	213,660
Other	4,151	18,121
Intersegment eliminations	(4,174)	(3,441)
Total operating revenues	$565,706	$540,921
Segment profit (loss):
Local Media	$54,393	$55,937
Scripps Networks	85,076	92,203
Other	(1,113)	3,281
Shared services and corporate	(23,211)	(18,921)
Acquisition and related integration costs	(1,642)	(28,645)
Restructuring costs	—	(7,050)
Depreciation and amortization of intangible assets	(39,745)	(39,507)
Gains (losses), net on disposal of property and equipment	(2,481)	(80)
Interest expense	(36,499)	(43,882)
Gain on extinguishment of debt	1,234	—
Defined benefit pension plan income	663	7
Gain on sale of Triton business	—	81,784
Losses on stock warrant	—	(67,244)
Miscellaneous, net	(407)	(4,851)
Income from continuing operations before income taxes	$36,268	$23,032
Depreciation:
Local Media	$10,142	$9,685
Scripps Networks	4,785	3,835
Other	44	249
Shared services and corporate	399	356
Total depreciation	$15,370	$14,125
Amortization of intangible assets:
Local Media	$8,980	$9,597
Scripps Networks	14,209	13,117
Other	481	2,147
Shared services and corporate	705	521
Total amortization of intangible assets	$24,375	$25,382
Additions to property and equipment:
Local Media	$9,313	$5,454
Scripps Networks	3,209	1,489
Other	9	430
Shared services and corporate	56	19
Total additions to property and equipment	$12,587	$7,392

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021

Operating revenues:
Core advertising	$392,535	$361,303
Political	5,946	1,311
Retransmission and carriage fees	155,820	156,497
Other	11,405	21,810
Total operating revenues	$565,706	$540,921

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends were $12.0 million and $9.1 million in the first quarter of 2022 and 2021, respectively. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
Class A Common Shares Stock Warrant — In connection with the Preferred Shares issuance, Berkshire Hathaway also received a warrant to purchases up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder's option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no Preferred Shares remain outstanding. Since the holder had the option to settle the warrant through cash payment of the exercise price and/or through surrendering portions of their Preferred Shares for the stated par value, a liability was recognized for the fair value of the warrant. The valuation model, classified within Level 3 of the fair value hierarchy, included inputs for the estimated term of the warrant, the historical volatility rate of Scripps common stock and the exercise price for the warrant. At time of issuance, the fair value of the warrant totaled $181 million and was being remeasured each reporting period with the changes in fair value of the warrant captured in the gains/losses on stock warrants caption in the Condensed Consolidated Statements of Operations.

On May 14, 2021, the warrant agreement was amended to only permit settlement of the warrant through cash payment of the exercise price. Following the warrant amendment, the warrant is no longer accounted for as a liability award where mark-to-market changes in the fair value of the warrant are captured as gains or losses in our operating results. The fair value of the warrant was remeasured on May 14, 2021 at $280 million. The increase in our stock price during 2021 was the primary contributor to the increase in the fair value of the warrant. The value of the liability on the amendment date was reclassified to equity within the caption Additional Paid-in Capital.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $257(a)	827	3	830
Net current-period other comprehensive income (loss)	827	3	830
Ending balance, March 31, 2022	$(72,886)	$(193)	$(73,079)

	Three Months Ended March 31, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $374(a)	1,187	18	1,205
Net current-period other comprehensive income (loss)	1,187	18	1,205
Ending balance, March 31, 2021	$(98,602)	$(312)	$(98,914)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

16. Assets Held for Sale and Discontinued Operations

Stitcher

On October 16, 2020, we closed on the sale of our Stitcher podcasting business. Stitcher is classified as discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2021.

Operating results of our discontinued Stitcher operations were as follows:

Three Months Ended March 31,
(in thousands)	2021

Operating revenues	$—
Total costs and expenses	—
Depreciation and amortization of intangible assets	—
Other, net	2,686
Income from discontinued operations before income taxes	2,686
Provision for income taxes	622
Income from discontinued operations, net of tax	$2,064

During the first quarter of 2021, the estimate for the contingent earnout consideration was increased by $2.7 million. The fair value estimate for the contingent earnout consideration was $12.7 million as of March 31, 2021.

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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of 61 local television stations in 41 markets and nine national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. Our nine Scripps Networks – ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Newsy and TrueReal – each reaches well over 90% of U.S. television households over the air. We also operate an award-winning investigative reporting newsroom in Washington, D.C., and serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and many of our television brands can also be found on free streaming platforms. During 2022, we plan to continue to expand in the fast-growing connected television marketplace as well as continuing to leverage our leadership position in the growing over-the-air marketplace. Currently, one in four broadband homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps is launching a major national consumer marketing campaign to broaden antenna use even more, as well as working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. In the first quarter of 2022, we incurred $1.2 million of costs related to this $20 million advertising campaign.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes at a weighted-average redemption price equal to 100.61% of the aggregate principal amount plus accrued and unpaid interest, we redeemed $26.6 million of the 2029 Senior Notes at a weighted-average redemption price equal to 93.59% of the aggregate principal amount plus accrued and unpaid interest and we redeemed $54.5 million of the 2031 Senior Notes at a weighted-average redemption price equal to 95.64% of the aggregate principal amount plus accrued and unpaid interest. The notes were redeemed with cash on hand.

Preferred stock dividends paid in the first quarter of 2022 totaled $12.0 million. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2022	Change	2021

Operating revenues	$565,706	4.6%	$540,921
Cost of revenues, excluding depreciation and amortization	(297,834)	12.6%	(264,395)
Selling, general and administrative expenses, excluding depreciation and amortization	(152,727)	6.0%	(144,026)
Acquisition and related integration costs	(1,642)		(28,645)
Restructuring costs	—		(7,050)
Depreciation and amortization of intangible assets	(39,745)		(39,507)
Gains (losses), net on disposal of property and equipment	(2,481)		(80)
Operating income	71,277		57,218
Interest expense	(36,499)		(43,882)
Gain on extinguishment of debt	1,234		—
Defined benefit pension plan income	663		7
Gain on sale of Triton business	—		81,784
Losses on stock warrant	—		(67,244)
Miscellaneous, net	(407)		(4,851)
Income from continuing operations before income taxes	36,268		23,032
Provision for income taxes	(13,903)		(19,529)
Income from continuing operations, net of tax	22,365		3,503
Income from discontinued operations, net of tax	—		2,064
Net income	$22,365		$5,567

Operating revenues increased $24.8 million or 4.6% for the first three months of 2022 when compared to the prior year quarter. Revenues benefited from higher core, political and retransmission revenues in our Local Media group and overall growth in our Scripps Networks operations.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $33.4 million or 13% for the first three months of 2022 when compared to the prior year quarter. Programming costs, the primary driver of fluctuations in cost of revenues, increased $27.9 million year-over-year, attributed to higher network affiliation fees at our Local Media stations and Scripps Networks, reflecting contractual rate increases. Additionally, syndicated programming expense increased at Scripps Networks attributed to the new networks launched in 2021 and continued investment in new series programming for the networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $8.7 million or 6.0% for the first three months of 2022 when compared to the prior year quarter, primarily attributed to increases in employee compensation and higher costs tied to revenue growth at Scripps Networks, as well as the return of marketing and advertising costs across our businesses.

Acquisition and related integration costs of $1.6 million incurred in the first three months of 2022 primarily reflect professional service costs associated with the ION acquisition, which closed on January 7, 2021.

During the first three months of 2021, in connection with the Newsy restructuring plan, we incurred charges totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets.

Depreciation and amortization of intangible assets remained relatively flat at $39.5 million in 2021 and $39.7 million in 2022.

Interest expense decreased in the first three months of 2022 due to the additional term loan B payments and bond repurchases made during the second half of 2021 and first quarter of 2022.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $54.5 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

In the first quarter of 2021, we recognized an $81.8 million pre-tax gain from the disposition of the Triton business. The transaction closed on March 31, 2021 for total net proceeds of $225 million.

The first quarter of 2021 included a $67.2 million non-cash charge related to our outstanding common stock warrant. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and no longer marked-to-market each reporting period.

The effective income tax rate was 38% and 85% for the three months ended March 31, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million benefit in 2022 and $1.3 million benefit in 2021), state deferred rate changes ($4.7 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, in the first quarter of 2021, the income tax provision was impacted by a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business, a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition and a non-deductible expense of $70.7 million related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrants issued in connection with the ION acquisition.

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
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, procurement, human resources, employee benefit and information technology to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the business segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, restricted cash, property and equipment primarily used for corporate purposes and deferred income taxes.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2022	Change	2021

Segment operating revenues:
Local Media	$326,661	4.5%	$312,581
Scripps Networks	239,068	11.9%	213,660
Other	4,151	(77.1)%	18,121
Intersegment eliminations	(4,174)	21.3%	(3,441)
Total operating revenues	$565,706	4.6%	$540,921
Segment profit (loss):
Local Media	$54,393	(2.8)%	$55,937
Scripps Networks	85,076	(7.7)%	92,203
Other	(1,113)		3,281
Shared services and corporate	(23,211)	22.7%	(18,921)
Acquisition and related integration costs	(1,642)		(28,645)
Restructuring costs	—		(7,050)
Depreciation and amortization of intangible assets	(39,745)		(39,507)
Gains (losses), net on disposal of property and equipment	(2,481)		(80)
Interest expense	(36,499)		(43,882)
Gain on extinguishment of debt	1,234		—
Defined benefit pension plan income	663		7
Gain on sale of Triton business	—		81,784
Losses on stock warrant	—		(67,244)
Miscellaneous, net	(407)		(4,851)
Income from continuing operations before income taxes	$36,268		$23,032

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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2022	Change	2021

Segment operating revenues:
Core advertising	$157,337	3.4%	$152,138
Political	5,768		1,311
Retransmission and carriage fees	159,582	2.5%	155,659
Other	3,974	14.4%	3,473
Total operating revenues	326,661	4.5%	312,581
Segment costs and expenses:
Employee compensation and benefits	104,716	(2.0)%	106,828
Programming	118,603	7.5%	110,330
Other expenses	48,949	24.0%	39,486
Total costs and expenses	272,268	6.1%	256,644
Segment profit	$54,393	(2.8)%	$55,937

Revenues

Total Local Media revenues increased $14.1 million or 4.5% for the first three months of 2022 when compared to the prior year quarter. Year-over-year, core advertising revenues increased $5.2 million, political revenues increased $4.5 million and retransmission revenues increased $3.9 million. While retransmission revenues have been affected by subscriber losses from traditional MVPDs, rate increases have more than offset those subscriber declines.

Costs and expenses

Employee compensation and benefits decreased $2.1 million or 2.0% for the first three months of 2022 when compared to the prior year quarter due to a decrease in employee benefits cost.

Programming expense increased $8.3 million or 7.5% for the first three months of 2022 when compared to the prior year quarter. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses increased $9.5 million or 24.0% for the first three months of 2022 when compared to the prior year quarter. The increase in the period reflects increased business costs across various categories as we go back to work in the stations and resume more normal operating procedures.

Scripps Networks — Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Newsy and TrueReal. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2022	Change	2021

Total operating revenues	$239,068	11.9%	$213,660
Segment costs and expenses:
Employee compensation and benefits	29,615	25.3%	23,637
Programming	81,999	33.1%	61,627
Other expenses	42,378	17.1%	36,193
Total costs and expenses	153,992	26.8%	121,457
Segment profit	$85,076	(7.7)%	$92,203

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $25.4 million or 12% for the first three months of 2022 when compared to the prior year quarter. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. More than half of the first quarter 2022 revenue increase is attributed to incremental revenues earned from the July 2021 launch of Defy TV and TrueReal networks and the acquisition of ION, which closed on January 7, 2021. The remaining increase in Scripps Networks revenues reflects an increase in advertising spots sold during the first quarter of 2022 compared to 2021 and higher pricing in general market advertising, partially offset by lower ratings in our key monetized demographics and a decline in direct response advertising rates.

Costs and expenses

Employee compensation and benefits increased $6.0 million or 25% for the first three months of 2022 when compared to the prior year quarter reflecting additional hiring to support recent network launches.

Programming expense increased $20.4 million or 33% for the first three months of 2022 when compared to the prior year quarter. The increase is driven by the launch of two new networks in July 2021, continued investment in new series programming for the networks and higher affiliate fees reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses increased $6.2 million or 17% for the first three months of 2022 when compared to the prior quarter. The increase includes higher national representation commission costs tied to revenue growth and higher rating services costs, reflecting the addition of new networks in 2021 as well as increases from the contractual fees that are tied to our revenues.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of March 31, 2022, we had approximately $35.0 million of cash on hand and $318 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021

Net cash provided by operating activities	$37,379	$50,094
Net cash used in investing activities	(32,854)	(2,455,283)
Net cash provided by (used in) financing activities	(69,979)	1,317,373
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	$(65,454)	$(1,087,836)

Cash flows from operating activities

Cash provided by operating activities decreased $12.7 million in 2022 compared to 2021. The decrease reflects a $17.4 million year-over-year decrease in segment profit and a $23.3 million increase in interest paid. In January 2022, all three of our senior notes had interest payments due versus only one having a payment due in January 2021. These were offset by a $27.0 million decrease in acquisition and integration costs and year-over-year cash outlay decrease of $23.1 million for programming investments in excess of programming amortization.

Cash flows from investing activities

Cash used in investing activities was $32.9 million in 2022 compared to $2.5 billion in 2021. Investing activities in 2022 reflect the $13.8 million acquisition of Nuvyyo. Investing activities in 2021 reflect the $2.7 billion acquisition of ION and $225 million of net proceeds from the sale of our Triton business. Capital expenditures were $12.7 million in 2022 and $4.1 million in 2021.

Cash flows from financing activities

Cash used in financing activities was $70.0 million in 2022 compared to cash provided by financing activities of $1.3 billion in 2021. On January 7, 2021 we issued an $800 million term loan B and $600 million of preferred equity shares to Berkshire Hathaway in connection with the closing of the ION acquisition. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. We also had net debt proceeds of $75 million, reflecting borrowings on our Revolving Credit Facility, during the first quarter of 2022. Preferred stock dividends were $12.0 million and $9.1 million in the first quarter of 2022 and 2021, respectively.

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

As of March 31, 2022, we also have $1.4 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $866 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum. Additionally, as of March 31, 2022, we had $75 million outstanding under the Revolving Credit Facility with an interest rate of 2.94%.
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

Debt Repurchase Program

In May 2021, our Board of Directors provided additional debt repurchase program authorization pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $439.3 million and expires on March 1, 2023.

Equity

With the closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through March 15, 2022, were paid in first quarter totaling $12.0 million. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
During the remainder of 2022, we anticipate contributing an additional $1.6 million to fund the SERPs' benefit payments. We have met our 2022 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2021 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $12.8 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2022		As of December 31, 2021
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$75,000	$75,000	$—	$—
Senior secured notes, due in 2029	523,356	488,029	550,000	553,377
Senior unsecured notes, due in 2027	442,473	444,132	484,655	508,282
Senior unsecured notes, due in 2031	423,463	407,054	477,958	488,712
Term loan, due in 2024	286,500	283,456	287,250	286,999
Term loan, due in 2026	742,146	735,652	744,049	744,168
Term loan, due in 2028	665,000	662,091	667,000	667,740
Long-term debt, including current portion	$3,157,938	$3,095,414	$3,210,912	$3,249,278

Financial instruments subject to market value risk:
Investments held at cost	$20,466	(a)	$15,431	(a)

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