Form 10-Q
period 2022-06-30
E.W. SCRIPPS Co
filed 2022-08-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2022, there were 71,482,546 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2022
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

The loss of skilled employees or an inability to attract and retain skilled employees could adversely affect our business.

To execute our strategic plan and maintain business continuity, we must attract and retain personnel with appropriate talent and skills. If we are unable to hire and retain employees capable of performing key functions in our business, or if measures we take to respond to a decrease in labor availability prove ineffective or have unintended negative consequences, our business could be adversely affected. We are experiencing an increasingly competitive labor market, and have had higher turnover rates and more open positions during the COVID-19 pandemic than during pre-pandemic years. Sustained labor shortages or increased turnover rates, whether caused by the pandemic, general macroeconomic factors or dynamics within our industry (including a shrinking pool of new talent interested in the media business), could lead to increased costs, such as increased wage rates to attract and retain employees, could negatively affect our revenue and profits and could have an impact on our operations and business continuity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended June 30, 2022.
3

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and six months ended June 30, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 5, 2022	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2022	As of December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$58,237	$66,223
Restricted cash	—	34,257
Accounts receivable (less allowances — $4,869 and $4,256)	580,747	572,525
FCC repack receivable	253	773
Miscellaneous	56,170	28,503
Total current assets	695,407	702,281
Investments	25,677	21,632
Property and equipment	445,654	456,945
Operating lease right-of-use assets	115,543	124,821
Goodwill	2,920,466	2,913,384
Other intangible assets	1,870,194	1,910,311
Programming	443,117	510,316
Miscellaneous	19,612	18,624
Total Assets	$6,535,670	$6,658,314

Liabilities and Equity
Current liabilities:
Accounts payable	$84,656	$83,931
Unearned revenue	23,767	20,000
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	43,364	68,545
Programming liability	164,118	180,269
Accrued interest	32,310	34,973
Miscellaneous	49,529	50,667
Other current liabilities	54,624	54,883
Total current liabilities	470,980	511,880
Long-term debt (less current portion)	3,064,352	3,129,393
Deferred income taxes	371,924	356,777
Operating lease liabilities	104,238	113,892
Other liabilities (less current portion)	504,562	575,938
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	411,092	409,939
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 71,482,546 and 70,646,007 shares	715	707
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	411,926	410,765
Additional paid-in capital	1,435,867	1,428,460
Retained earnings	244,070	205,118
Accumulated other comprehensive loss, net of income taxes	(72,249)	(73,909)
Total equity	2,019,614	1,970,434
Total Liabilities and Equity	$6,535,670	$6,658,314
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021

Operating Revenues:
Advertising	$414,147	$396,652	$812,628	$759,266
Retransmission and carriage	170,304	156,421	326,124	312,918
Other	10,016	12,004	21,421	33,814
Total operating revenues	594,467	565,077	1,160,173	1,105,998
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	308,510	268,683	606,344	533,078
Selling, general and administrative expenses, excluding depreciation and amortization	154,382	144,113	307,109	288,139
Acquisition and related integration costs	—	6,686	1,642	35,331
Restructuring costs	—	514	—	7,564
Depreciation	15,812	14,245	31,182	28,370
Amortization of intangible assets	25,207	26,506	49,582	51,888
Losses (gains), net on disposal of property and equipment	1,577	75	4,058	155
Total operating expenses	505,488	460,822	999,917	944,525
Operating income	88,979	104,255	160,256	161,473
Interest expense	(36,011)	(42,010)	(72,510)	(85,892)
Gain (loss) on extinguishment of debt	—	(13,775)	1,234	(13,775)
Defined benefit pension plan income	662	7	1,325	14
Gain on sale of Triton business	—	—	—	81,784
Losses on stock warrant	—	(31,874)	—	(99,118)
Miscellaneous, net	2,170	(2,707)	1,763	(7,558)
Income from continuing operations before income taxes	55,800	13,896	92,068	36,928
Provision for income taxes	14,060	12,683	27,963	32,212
Income from continuing operations, net of tax	41,740	1,213	64,105	4,716
Income from discontinued operations, net of tax	—	4,431	—	6,495
Net income	41,740	5,644	64,105	11,211
Preferred stock dividends	(12,577)	(12,576)	(25,153)	(24,219)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$29,163	$(6,932)	$38,952	$(13,008)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.34	$(0.14)	$0.46	$(0.24)
Income from discontinued operations	—	0.05	—	0.08
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.34	$(0.09)	$0.46	$(0.16)

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$0.32	$(0.14)	$0.42	$(0.24)
Income from discontinued operations	—	0.05	—	0.08
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.32	$(0.09)	$0.42	$(0.16)
See notes to condensed consolidated financial statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income(loss) per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$41,740	$5,644	$64,105	$11,211
Changes in defined benefit pension plans, net of tax of $258, $375, $515 and $749	827	1,186	1,654	2,373
Other	3	20	6	38
Total comprehensive income attributable to preferred and common stockholders	$42,570	$6,850	$65,765	$13,622
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021

Cash Flows from Operating Activities:
Net income	$64,105	$11,211
Income from discontinued operations, net of tax	—	6,495
Income from continuing operations, net of tax	64,105	4,716
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	80,764	80,258
Losses (gains), net on disposal of property and equipment	4,058	155
Loss (gain) on extinguishment of debt	(1,234)	13,775
Gain on sale of Triton business	—	(81,784)
Losses on stock warrant	—	99,118
Programming assets and liabilities	(11,724)	(47,490)
Restructuring impairment charges	—	7,050
Deferred income taxes	12,833	7,437
Stock and deferred compensation plans	11,612	18,384
Pension contributions, net of income/expense	(1,860)	(12,597)
Other changes in certain working capital accounts, net	(53,516)	(3,029)
Miscellaneous, net	1,547	6,185
Net cash provided by operating activities from continuing operations	106,585	92,178
Net cash provided by (used in) operating activities from discontinued operations	—	(1,935)
Net operating activities	106,585	90,243
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(13,797)	(2,679,798)
Proceeds from sale of Triton Digital, net of cash disposed	—	224,990
Acquisition of intangible assets	—	(430)
Additions to property and equipment	(27,456)	(27,984)
Purchase of investments	(5,281)	(1,431)
Proceeds from FCC repack	1,742	14,190
Miscellaneous, net	(2,451)	44
Net cash used in investing activities from continuing operations	(47,243)	(2,470,419)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net investing activities	(47,243)	(2,470,419)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	60,000	—
Proceeds from issuance of long-term debt	—	800,000
Proceeds from issuance of preferred stock	—	600,000
Payments on long-term debt	(128,850)	(459,306)
Premium paid on debt extinguishment	—	(10,252)
Payments on financing costs	—	(50,597)
Payments for capitalized preferred stock issuance costs	—	(11,526)
Dividends paid on common and preferred stock	(24,000)	(21,067)
Tax payments related to shares withheld for vested stock and RSUs	(8,468)	(6,604)
Miscellaneous, net	(267)	(517)
Net cash provided by (used in) financing activities from continuing operations	(101,585)	840,131
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	(42,243)	(1,540,065)
Cash, cash equivalents and restricted cash:
Beginning of year	100,480	1,626,021
End of period	$58,237	$85,956

Supplemental Cash Flow Disclosures
Interest paid	$68,177	$54,928
Income taxes paid	$46,949	$54,215
Non-cash investing information
Capital expenditures included in accounts payable	$1,644	$2,067
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2022 and 2021 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2022	$410,515	$833	$1,430,853	$214,907	$(73,079)	$1,984,029
Comprehensive income (loss)	—	—	—	41,740	830	42,570
Preferred stock dividends, $2,000 per share	577	—	—	(12,577)	—	(12,000)
Compensation plans:124,736 net shares issued *	—	1	5,014	—	—	5,015
As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
* Net of tax payments related to shares withheld for vested RSUs of $127 for the three months ended June 30, 2022.

As of March 31, 2021	$408,210	$823	$1,133,366	$125,702	$(98,914)	$1,569,187
Comprehensive income (loss)	—	—	—	5,644	1,206	6,850
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 185,395 net shares issued *	—	2	6,742	—	—	6,744
As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
* Net of tax payments related to shares withheld for vested RSUs of $235 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	64,105	1,660	65,765
Preferred stock dividends, $4,000 per share	1,153	—	—	(25,153)	—	(24,000)
Compensation plans: 836,539 net shares issued *	—	8	7,407	—	—	7,415
As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
* Net of tax payments related to shares withheld for vested RSUs of $8,468 for the six months ended June 30, 2022.

As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	11,211	2,411	13,622
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $3,511 per share	1,152	—	—	(24,219)	—	(23,067)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 739,674 net shares issued *	—	8	9,319	—	—	9,327
As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $4.9 million at June 30, 2022 and $4.3 million at December 31, 2021.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $23.8 million at June 30, 2022 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $20.0 million at December 31, 2021. We recorded $9.2 million of revenue in the six months ended June 30, 2022 that was included in unearned revenue at December 31, 2021.
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
Share-based compensation costs totaled $4.6 million and $6.4 million for the second quarter of 2022 and 2021, respectively. Year-to-date share-based compensation costs totaled $13.9 million and $14.7 million in 2022 and 2021, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$41,740	$1,213	$64,105	$4,716
Less income allocated to RSUs	(872)	—	(1,105)	—
Less preferred stock dividends	(12,577)	(12,576)	(25,153)	(24,219)
Numerator for basic and diluted earnings per share	$28,291	$(11,363)	$37,847	$(19,503)
Denominator
Basic weighted-average shares outstanding	83,270	82,381	83,030	82,143
Effect of dilutive securities:
Restricted stock units	235	—	424	—
Common stock warrant	4,315	—	6,594	—
Diluted weighted-average shares outstanding	87,820	82,381	90,048	82,143

For the three and six month periods ended June 30, 2021, we incurred a net loss and the inclusion of RSUs would have been anti-dilutive. The June 30, 2021 diluted EPS calculation excludes the effect from 2.5 million of outstanding RSUs that were anti-dilutive. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive. Following the amendment date, the EPS calculations include the dilutive impact of the common stock warrant. As of June 30, 2022, we had 1.8 million of outstanding RSUs that were anti-dilutive.

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

(in thousands, except per share data) (unaudited)	Six Months Ended June 30, 2021

Operating revenues	$1,112,720
Net income attributable to Scripps shareholders	19,911
Net income per share:
Basic	$0.24
Diluted	0.23

The pro forma results in 2021 reflect a $32.8 million reversal of ION transaction costs incurred that were already captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2022 - Acquisition and related integration costs of $1.6 million in the first six months of 2022 primarily reflect professional service costs associated with the ION acquisition.

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

Restructuring costs totaled $7.6 million in the first six months of 2021. In connection with the Newsy restructuring plan, we incurred charges in the first quarter of 2021 totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in the second quarter were primarily attributed to employee severance and relocation costs.

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

Related to our outstanding common stock warrant, we recognized non-cash charges totaling $31.9 million in the second quarter of 2021 and $99.1 million for the year-to-date period in 2021. The warrant obligation was being marked-to-market each reporting period with the increase in our common stock price being the significant contributor to the higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and no longer marked-to-market each reporting period.

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

The effective income tax rate for the six months ended June 30, 2022 and 2021 was 30% and 87%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million benefit in 2022 and $1.7 million benefit in 2021), state deferred rate changes ($4.3 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, in the first quarter of 2021, the income tax provision was impacted by a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business and a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition. Finally, a non-deductible expense of $102.6 million recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 totaled $6.7 million and $6.0 million, including short-term lease costs of $0.3 million and $0.4 million, respectively. Year-to-date June 30, 2022 and 2021 costs totaled $13.2 million and $11.9 million, including short-term lease costs of $0.7 million and $0.9 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2022	As of December 31, 2021

Balance Sheet Information
Right-of-use assets	$115,543	$124,821
Other current liabilities	19,022	20,066
Operating lease liabilities	104,238	113,892
Weighted Average Remaining Lease Term
Operating leases	8.11 years	8.35 years
Weighted Average Discount Rate
Operating leases	4.15%	4.16%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$6,198	$5,801	$12,256	$10,676
Right-of-use assets obtained in exchange for lease obligations	1,232	977	1,463	6,957

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 were as follows:

(in thousands)	Operating Leases

Remainder of 2022	$13,319
2023	24,481
2024	21,555
2025	17,245
2026	15,168
Thereafter	54,503
Total future minimum lease payments	146,271
Less: Imputed interest	(23,011)
Total	$123,260

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of June 30, 2022	$1,122,408	$2,028,890	$7,082	$3,158,380
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of June 30, 2022	$905,494	$2,007,890	$7,082	$2,920,466

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	217,400
Other	136,133	130,265
Total carrying amount	1,417,374	1,407,909
Accumulated amortization:
Television affiliation relationships	(195,057)	(168,021)
Customer lists and advertiser relationships	(92,789)	(77,711)
Other	(40,349)	(32,881)
Total accumulated amortization	(328,195)	(278,613)
Net amortizable intangible assets	1,089,179	1,129,296
Indefinite-lived intangible assets — FCC licenses	781,015	781,015
Total other intangible assets	$1,870,194	$1,910,311

Estimated amortization expense of intangible assets for each of the next five years is $48.2 million for the remainder of 2022, $94.0 million in 2023, $92.6 million in 2024, $89.5 million in 2025, $86.0 million in 2026, $83.2 million in 2027 and $595.7 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021

Revolving credit facility	$60,000	$—
Senior secured notes, due in 2029	523,356	550,000
Senior unsecured notes, due in 2027	442,473	484,655
Senior unsecured notes, due in 2031	423,463	477,958
Term loan, due in 2024	285,750	287,250
Term loan, due in 2026	740,243	744,049
Term loan, due in 2028	663,000	667,000
Total outstanding principal	3,138,285	3,210,912
Less: Debt issuance costs and issuance discounts	(55,321)	(62,907)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	$3,064,352	$3,129,393
Fair value of long-term debt *	$2,842,365	$3,249,278
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million revolving credit facility ("Revolving Credit Facility") that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of June 30, 2022, we had $60 million outstanding under the Revolving Credit Facility with an interest rate of 4.17%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2022 was 3.49%. As of June 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $7.1 million and $6.9 million, respectively, under the Revolving Credit Facility.

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
As of June 30, 2022 and December 31, 2021, the interest rate on the 2024 term loan was 3.67% and 2.10%, respectively. The weighted-average interest rate was 2.77% and 2.10% for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the interest rate on the 2026 term loan was 4.23% and 3.31%, respectively. The weighted-average interest rate on the 2026 term loan was 3.43% and 3.31% for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the interest rate on the 2028 term loan was 4.42% and 3.75%, respectively. The weighted-average interest rate on the 2028 term loan was 3.70% and 3.75% for the six months ended June 30, 2022 and 2021, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of June 30, 2022, we were in compliance with our financial covenants.

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

2027 Senior Unsecured Notes

On July 26, 2019, we issued $500 million of senior unsecured notes, which bear interest at a rate of 5.875% per annum and mature on July 15, 2027 ("the 2027 Senior Notes"). The 2027 Senior Notes were priced at 100% of par value and interest is payable semi-annually on July 15 and January 15. We may redeem the notes before July 15, 2025, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2027 Senior Notes may require us to repurchase some or all of the notes. The 2027 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries. The 2027 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature. There are no registration rights associated with the 2027 Senior Notes.

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

During the full year of 2021, we made additional principal payments on the 2028 term loan totaling $125 million.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021

Employee compensation and benefits	$25,746	$29,175
Deferred FCC repack income	48,229	47,977
Programming liability	291,111	352,686
Liability for pension benefits	98,153	102,831
Liabilities for uncertain tax positions	10,465	12,280
Other	30,858	30,989
Other liabilities (less current portion)	$504,562	$575,938

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2022	2021

Accounts receivable	$(7,524)	$15,223
Other current assets	(24,321)	(19,155)
Accounts payable	4,299	12,591
Accrued employee compensation and benefits	(26,024)	(11,392)
Accrued interest	(2,663)	19,404
Other accrued liabilities	1,169	(15,379)
Unearned revenue	2,469	(4,187)
Other, net	(921)	(134)
Total	$(53,516)	$(3,029)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Interest cost	$4,333	$4,103	$8,666	$8,206
Expected return on plan assets, net of expenses	(6,224)	(5,820)	(12,448)	(11,640)
Amortization of actuarial loss and prior service cost	1,015	1,486	2,029	2,973
Total for defined benefit pension plan	(876)	(231)	(1,753)	(461)
SERPs	214	224	428	447
Defined contribution plan	3,871	3,702	8,324	7,680
Net periodic benefit cost	$3,209	$3,695	$6,999	$7,666

We contributed $0.5 million to fund current benefit payments for our SERPs during the six months ended June 30, 2022. During the remainder of 2022, we anticipate contributing an additional $1.3 million to fund the SERPs' benefit payments. We have met our 2022 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Segment operating revenues:
Local Media	$355,819	$324,837	$682,480	$637,418
Scripps Networks	238,929	238,735	477,997	452,395
Other	3,893	5,050	8,044	23,171
Intersegment eliminations	(4,174)	(3,545)	(8,348)	(6,986)
Total operating revenues	$594,467	$565,077	$1,160,173	$1,105,998
Segment profit (loss):
Local Media	$80,742	$64,643	$135,135	$120,580
Scripps Networks	73,297	107,317	158,373	199,520
Other	(4,349)	(541)	(5,462)	2,740
Shared services and corporate	(18,115)	(19,138)	(41,326)	(38,059)
Acquisition and related integration costs	—	(6,686)	(1,642)	(35,331)
Restructuring costs	—	(514)	—	(7,564)
Depreciation and amortization of intangible assets	(41,019)	(40,751)	(80,764)	(80,258)
Gains (losses), net on disposal of property and equipment	(1,577)	(75)	(4,058)	(155)
Interest expense	(36,011)	(42,010)	(72,510)	(85,892)
Gain (loss) on extinguishment of debt	—	(13,775)	1,234	(13,775)
Defined benefit pension plan income	662	7	1,325	14
Gain on sale of Triton business	—	—	—	81,784
Losses on stock warrant	—	(31,874)	—	(99,118)
Miscellaneous, net	2,170	(2,707)	1,763	(7,558)
Income from continuing operations before income taxes	$55,800	$13,896	$92,068	$36,928
Depreciation:
Local Media	$10,526	$9,854	$20,668	$19,539
Scripps Networks	4,830	3,983	9,615	7,818
Other	44	45	88	294
Shared services and corporate	412	363	811	719
Total depreciation	$15,812	$14,245	$31,182	$28,370
Amortization of intangible assets:
Local Media	$8,981	$9,085	$17,961	$18,682
Scripps Networks	14,209	16,770	28,418	29,887
Other	471	—	952	2,147
Shared services and corporate	1,546	651	2,251	1,172
Total amortization of intangible assets	$25,207	$26,506	$49,582	$51,888
Additions to property and equipment:
Local Media	$6,901	$13,295	$16,214	$18,749
Scripps Networks	5,227	8,923	8,436	10,412
Other	36	—	45	430
Shared services and corporate	204	441	260	460
Total additions to property and equipment	$12,368	$22,659	$24,955	$30,051

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Operating revenues:
Core advertising	$389,261	$393,459	$781,796	$754,762
Political	24,886	3,193	30,832	4,504
Retransmission and carriage fees	170,304	156,421	326,124	312,918
Other	10,016	12,004	21,421	33,814
Total operating revenues	$594,467	$565,077	$1,160,173	$1,105,998

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends were $24.0 million and $21.1 million in 2022 and 2021, respectively. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
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

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2022	$(72,886)	$(193)	$(73,079)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $258(a)	827	3	830
Net current-period other comprehensive income (loss)	827	3	830
Ending balance, June 30, 2022	$(72,059)	$(190)	$(72,249)

	Three Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2021	$(98,602)	$(312)	$(98,914)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $375(a)	1,186	20	1,206
Net current-period other comprehensive income (loss)	1,186	20	1,206
Ending balance, June 30, 2021	$(97,416)	$(292)	$(97,708)

	Six Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $515(a)	1,654	6	1,660
Net current-period other comprehensive income (loss)	1,654	6	1,660
Ending balance, June 30, 2022	$(72,059)	$(190)	$(72,249)

	Six Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $749(a)	2,373	38	2,411
Net current-period other comprehensive income (loss)	2,373	38	2,411
Ending balance, June 30, 2021	$(97,416)	$(292)	$(97,708)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

16. Assets Held for Sale and Discontinued Operations

Stitcher

On October 16, 2020, we closed on the sale of our Stitcher podcasting business. Stitcher is classified as discontinued operations in our condensed consolidated financial statements.

Operating results for the discontinued Stitcher business were as follows:

(in thousands)	Three Months Ended June 30, 2021	Six months ended June 30, 2021

Operating revenues	$—	$—
Total costs and expenses	(600)	(600)
Depreciation and amortization of intangible assets	—	—
Other, net	—	—
Loss from operations	(600)	(600)
Pretax gain on disposal	6,366	9,052
Gain from discontinued operations before income taxes	5,766	8,452
Provision for income taxes	1,335	1,957
Income from discontinued operations, net of tax	$4,431	$6,495

During the first six months of 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. The fair value estimate for the contingent earnout consideration was $19.1 million as of June 30, 2021.

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

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and many of our television brands can also be found on free streaming platforms. During 2022, we plan to continue to expand in the fast-growing connected television marketplace as well as continuing to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps has launched a major national consumer marketing campaign to broaden antenna use even more, as well as working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. In the first six months of 2022, we incurred $3.1 million of costs related to this advertising campaign.

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

Preferred stock dividends paid in the first six months of 2022 totaled $24.0 million. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Operating revenues	$594,467	5.2%	$565,077	$1,160,173	4.9%	$1,105,998
Cost of revenues, excluding depreciation and amortization	(308,510)	14.8%	(268,683)	(606,344)	13.7%	(533,078)
Selling, general and administrative expenses, excluding depreciation and amortization	(154,382)	7.1%	(144,113)	(307,109)	6.6%	(288,139)
Acquisition and related integration costs	—		(6,686)	(1,642)		(35,331)
Restructuring costs	—		(514)	—		(7,564)
Depreciation and amortization of intangible assets	(41,019)		(40,751)	(80,764)		(80,258)
Gains (losses), net on disposal of property and equipment	(1,577)		(75)	(4,058)		(155)
Operating income	88,979		104,255	160,256		161,473
Interest expense	(36,011)		(42,010)	(72,510)		(85,892)
Gain (loss) on extinguishment of debt	—		(13,775)	1,234		(13,775)
Defined benefit pension plan income	662		7	1,325		14
Gain on sale of Triton business	—		—	—		81,784
Losses on stock warrant	—		(31,874)	—		(99,118)
Miscellaneous, net	2,170		(2,707)	1,763		(7,558)
Income from continuing operations before income taxes	55,800		13,896	92,068		36,928
Provision for income taxes	(14,060)		(12,683)	(27,963)		(32,212)
Income from continuing operations, net of tax	41,740		1,213	64,105		4,716
Income from discontinued operations, net of tax	—		4,431	—		6,495
Net income	$41,740		$5,644	$64,105		$11,211

Operating revenues increased $29.4 million or 5.2% in the second quarter of 2022 and increased $54.2 million or 4.9% for the first six months of 2022 when compared to prior periods. Quarterly revenues benefited from higher political and retransmission revenues in our Local Media group, while Scripps Networks revenue remained flat. Year-to-date revenues benefited from higher core, political and retransmission revenues in our Local Media group and overall growth in our Scripps Networks operations.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $39.8 million or 15% in the second quarter of 2022 and increased $73.3 million or 14% for the first six months of 2022 when compared to prior periods. Programming costs, the primary driver of fluctuations in cost of revenues, increased $31.8 million in the second quarter of 2022 and $59.7 million for the first six months of 2022 when compared to prior periods, attributed to higher network affiliation fees at our Local Media stations and Scripps Networks, reflecting contractual rate increases. Additionally, syndicated programming expense increased at Scripps Networks attributed to the new networks launched in 2021 and continued investment in new series programming for the networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $10.3 million or 7.1% in the second quarter of 2022 and increased $19.0 million or 6.6% for the first six months of 2022 when compared to prior periods. The quarter and year-to-date increases reflect higher business costs across various categories as employees have returned to our station and office locations and resumed more normal operating procedures. Additionally, the year-to-date increase is also driven by higher costs tied to revenue growth at Scripps Networks.

Acquisition and related integration costs of $1.6 million incurred in the first six months of 2022 primarily reflect professional service costs associated with the ION acquisition, which closed on January 7, 2021. The acquisition and related integration costs of $35.3 million in 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION acquisition.

During the first six months of 2021, in connection with the Newsy restructuring plan, we incurred charges totaling $7.6 million. We incurred charges in the first quarter of 2021 totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in the second quarter of 2021 were primarily attributed to employee severance and relocation costs.

Depreciation and amortization of intangible assets remained relatively flat at $80.8 million in 2022 compared to $80.3 million in 2021.

Interest expense decreased in the first six months of 2022 due to the additional term loan B payments and bond repurchases made during the second half of 2021 and first quarter of 2022.

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

The first six months of 2021 included a $99.1 million non-cash charge related to our outstanding common stock warrant. The warrant obligation was being marked-to-market each reporting period with an increase in our common stock price being the significant contributor to a higher valuation. Following an amendment to the common stock warrant agreement on May 14, 2021, the fair value of the warrant was reclassified to equity and no longer marked-to-market each reporting period.

The effective income tax rate was 30% and 87% for the six months ended June 30, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million benefit in 2022 and $1.7 million benefit in 2021), state deferred rate changes ($4.3 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, in the first quarter of 2021, the income tax provision was impacted by a net discrete tax provision charge of $17.1 million related to a taxable gain on the sale of the Triton business, a $1.0 million discrete tax provision charge related to nondeductible transaction costs for the ION acquisition and a non-deductible expense of $102.6 million related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Local Media	$355,819	9.5%	$324,837	$682,480	7.1%	$637,418
Scripps Networks	238,929	0.1%	238,735	477,997	5.7%	452,395
Other	3,893	(22.9)%	5,050	8,044	(65.3)%	23,171
Intersegment eliminations	(4,174)	17.7%	(3,545)	(8,348)	19.5%	(6,986)
Total operating revenues	$594,467	5.2%	$565,077	$1,160,173	4.9%	$1,105,998
Segment profit (loss):
Local Media	$80,742	24.9%	$64,643	$135,135	12.1%	$120,580
Scripps Networks	73,297	(31.7)%	107,317	158,373	(20.6)%	199,520
Other	(4,349)		(541)	(5,462)		2,740
Shared services and corporate	(18,115)	(5.3)%	(19,138)	(41,326)	8.6%	(38,059)
Acquisition and related integration costs	—		(6,686)	(1,642)		(35,331)
Restructuring costs	—		(514)	—		(7,564)
Depreciation and amortization of intangible assets	(41,019)		(40,751)	(80,764)		(80,258)
Gains (losses), net on disposal of property and equipment	(1,577)		(75)	(4,058)		(155)
Interest expense	(36,011)		(42,010)	(72,510)		(85,892)
Gain (loss) on extinguishment of debt	—		(13,775)	1,234		(13,775)
Defined benefit pension plan income	662		7	1,325		14
Gain on sale of Triton business	—		—	—		81,784
Losses on stock warrant	—		(31,874)	—		(99,118)
Miscellaneous, net	2,170		(2,707)	1,763		(7,558)
Income from continuing operations before income taxes	$55,800		$13,896	$92,068		$36,928

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Core advertising	$157,671	(2.0)%	$160,956	$315,008	0.6%	$313,094
Political	24,009		3,193	29,777		4,504
Retransmission and carriage fees	171,126	9.4%	156,361	330,708	6.0%	312,020
Other	3,013	(30.4)%	4,327	6,987	(10.4)%	7,800
Total operating revenues	355,819	9.5%	324,837	682,480	7.1%	637,418
Segment costs and expenses:
Employee compensation and benefits	105,254	(2.1)%	107,461	209,970	(2.0)%	214,289
Programming	118,847	8.4%	109,598	237,450	8.0%	219,928
Other expenses	50,976	18.2%	43,135	99,925	20.9%	82,621
Total costs and expenses	275,077	5.7%	260,194	547,345	5.9%	516,838
Segment profit	$80,742	24.9%	$64,643	$135,135	12.1%	$120,580

Revenues

Total Local Media revenues increased $31.0 million or 9.5% in the second quarter of 2022 and $45.1 million or 7.1% for the first six months of 2022 when compared to prior periods. Core advertising revenues decreased $3.3 million in the second quarter of 2022 but increased $1.9 million for the first six months of 2022 when compared to prior periods. Strong core performance in the first quarter of 2022 was offset by softness in the second quarter of 2022 reflecting the impact of macroeconomic conditions. Political revenues in this election year increased $20.8 million in the second quarter of 2022 and $25.3 million for the first six months of 2022 when compared to prior periods. Retransmission revenues increased $14.8 million in the second quarter of 2022 and $18.7 million for the first six months of 2022 when compared to prior periods. While retransmission revenues have been affected by subscriber losses from traditional MVPDs, rate increases have more than offset those subscriber declines.

Costs and expenses

Employee compensation and benefits decreased $2.2 million or 2.1% in the second quarter of 2022 and $4.3 million or 2.0% for the first six months of 2022 when compared to prior periods reflecting lower employee benefit costs.

Programming expense increased $9.2 million or 8.4% in the second quarter of 2022 and $17.5 million or 8.0% for the first six months of 2022 when compared to prior periods. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses increased $7.8 million or 18% in the second quarter of 2022 and $17.3 million or 21% for the first six months of 2022 when compared to prior periods. The increase for the quarter and year-to-date periods reflects increased business costs across various categories as employees have returned to our station locations and resumed more normal operating procedures.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Total operating revenues	$238,929	0.1%	$238,735	$477,997	5.7%	$452,395
Segment costs and expenses:
Employee compensation and benefits	29,827	28.8%	23,162	59,442	27.0%	46,799
Programming	87,779	35.8%	64,651	169,778	34.4%	126,278
Other expenses	48,026	10.1%	43,605	90,404	13.3%	79,798
Total costs and expenses	165,632	26.0%	131,418	319,624	26.4%	252,875
Segment profit	$73,297	(31.7)%	$107,317	$158,373	(20.6)%	$199,520

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, remained flat in the second quarter of 2022 and increased $25.6 million or 5.7% for the first six months of 2022 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2022, our Scripps Networks brands have experienced softness within the national advertising marketplace as macroeconomic challenges, such as cost inflation and supply chain disruptions, have impacted advertiser budgets. Scripps Networks revenues for the quarter and year-to-date periods reflect the benefits of incremental revenues earned from the July 2021 launch of Defy TV and TrueReal networks, year-over-year increases in advertising spots sold and higher overall pricing in general market advertising, offset by the impacts of lower ratings in our key monetized demographics and a decline in direct response advertising rates that reflects the softness in the national advertising marketplace. Year-to-date revenues in 2022 also reflect the benefit of incremental revenues earned from the acquisition of ION, which closed on January 7, 2021.

Costs and expenses

Employee compensation and benefits increased $6.7 million or 29% in the second quarter of 2022 and $12.6 million or 27% for the first six months of 2022 when compared to prior periods, reflecting additional hiring to support recent network launches.

Programming expense increased $23.1 million or 36% in the second quarter of 2022 and $43.5 million or 34% for the first six months of 2022 when compared to prior periods. The increase is driven by the launch of two new networks in July 2021, continued investment in new series programming for the networks and higher affiliate fees reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses increased $4.4 million or 10% in the second quarter of 2022 and $10.6 million or 13% for the first six months of 2022 when compared to prior periods. The quarter and year-to-date increases include higher rating services costs, reflecting the addition of new networks in 2021 as well as increases from the contractual fees that are tied to our revenues, and the incurrence of higher costs supporting the growth of our Scripps Networks' businesses and the return of more normal business operating procedures. The year-to-date increase is also driven by higher national representation commission costs tied to revenue growth.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of June 30, 2022, we had approximately $58.2 million of cash on hand and $333 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021

Net cash provided by operating activities	$106,585	$90,243
Net cash used in investing activities	(47,243)	(2,470,419)
Net cash provided by (used in) financing activities	(101,585)	840,131
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	$(42,243)	$(1,540,065)

Cash flows from operating activities

Cash provided by operating activities increased $16.3 million in 2022 compared to 2021. Year-over-year change in cash provided by operating activities was favorably impacted from a $33.7 million decrease in acquisition and integration costs and cash outlay decrease of $35.8 million for programming investments in excess of programming amortization. These favorable operating cash impacts were partially offset by a $38.1 million year-over-year decrease in segment profit and a $13.2 million increase in interest paid. In January 2022, all three of our senior notes had interest payments due versus only one having a payment due in January 2021.

Cash flows from investing activities

Cash used in investing activities was $47.2 million in 2022 compared to $2.5 billion in 2021. Investing activities in 2022 reflect the $13.8 million acquisition of Nuvyyo. Investing activities in 2021 reflect the $2.7 billion acquisition of ION and $225 million of net proceeds from the sale of our Triton business. Capital expenditures were $27.5 million in 2022 and $28.0 million in 2021.

Cash flows from financing activities

Cash used in financing activities was $102 million in 2022 compared to cash provided by financing activities of $840 million in 2021. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. During the first half of 2022, we also had net debt proceeds of $60 million, reflecting borrowings on our Revolving Credit Facility. On January 7, 2021, we issued an $800 million term loan B and $600 million of preferred equity shares to Berkshire Hathaway in connection with the closing of the ION acquisition. During the second quarter of 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes and we made an additional principal payment on the 2028 term loan totaling $50 million. Preferred stock dividends were $24.0 million and $21.1 million in the first six months of 2022 and 2021, respectively.

Debt

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million Revolving Credit Facility that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility’s term. In connection with our credit agreement, we also have $1.7 billion of outstanding balance on our term loans. The annual required principal payments on these term loans total $18.6 million and the earliest maturity date for any of the loans is October of 2024.

As of June 30, 2022, we also have $1.4 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $866 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum. Additionally, as of June 30, 2022, we had $60 million outstanding under the Revolving Credit Facility with an interest rate of 4.17%.
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

Equity

With the closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through June 15, 2022, were paid in the first six months of 2022 totaling $24.0 million. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
During the remainder of 2022, we anticipate contributing an additional $1.3 million to fund the SERPs' benefit payments. We have met our 2022 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. With consideration for the LIBOR floor that is present in our term loans due in 2026 and 2028, a 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $16.9 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2022		As of December 31, 2021
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$60,000	$60,000	$—	$—
Senior secured notes, due in 2029	523,356	434,386	550,000	553,377
Senior unsecured notes, due in 2027	442,473	388,270	484,655	508,282
Senior unsecured notes, due in 2031	423,463	338,770	477,958	488,712
Term loan, due in 2024	285,750	281,285	287,250	286,999
Term loan, due in 2026	740,243	710,633	744,049	744,168
Term loan, due in 2028	663,000	629,021	667,000	667,740
Long-term debt, including current portion	$3,138,285	$2,842,365	$3,210,912	$3,249,278

Financial instruments subject to market value risk:
Investments held at cost	$20,631	(a)	$15,431	(a)

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