Form 10-Q
period 2022-09-30
E.W. SCRIPPS Co
filed 2022-11-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2022, there were 71,558,717 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2022
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

Item 1A. Risk Factors

Except as updated for the risk of attracting and retaining skilled employees in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the quarter ended September 30, 2022.
3

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications
32(b)	Section 906 Certifications
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and nine months ended September 30, 2022 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 8, 2022	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2022	As of December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$38,223	$66,223
Restricted cash	—	34,257
Accounts receivable (less allowances — $5,053 and $4,256)	559,602	572,525
FCC repack receivable	146	773
Miscellaneous	54,876	28,503
Total current assets	652,847	702,281
Investments	25,200	21,632
Property and equipment	436,789	456,945
Operating lease right-of-use assets	111,583	124,821
Goodwill	2,920,466	2,913,384
Other intangible assets	1,845,508	1,910,311
Programming	413,733	510,316
Miscellaneous	19,098	18,624
Total Assets	$6,425,224	$6,658,314

Liabilities and Equity
Current liabilities:
Accounts payable	$86,683	$83,931
Unearned revenue	32,837	20,000
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	56,518	68,545
Programming liability	161,478	180,269
Accrued interest	15,051	34,973
Miscellaneous	42,365	50,667
Other current liabilities	53,932	54,883
Total current liabilities	467,476	511,880
Long-term debt (less current portion)	2,977,724	3,129,393
Deferred income taxes	377,557	356,777
Operating lease liabilities	100,082	113,892
Other liabilities (less current portion)	443,174	575,938
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	411,668	409,939
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 71,558,717 and 70,646,007 shares	716	707
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	412,503	410,765
Additional paid-in capital	1,440,399	1,428,460
Retained earnings	277,742	205,118
Accumulated other comprehensive loss, net of income taxes	(71,433)	(73,909)
Total equity	2,059,211	1,970,434
Total Liabilities and Equity	$6,425,224	$6,658,314
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021

Operating Revenues:
Advertising	$436,779	$394,730	$1,249,407	$1,153,996
Retransmission and carriage	165,464	151,828	491,588	464,746
Other	9,858	8,685	31,279	42,499
Total operating revenues	612,101	555,243	1,772,274	1,661,241
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	312,054	285,775	918,398	818,853
Selling, general and administrative expenses, excluding depreciation and amortization	154,858	140,745	461,967	428,884
Acquisition and related integration costs	—	251	1,642	35,582
Restructuring costs	—	1,872	—	9,436
Depreciation	15,340	14,939	46,522	43,309
Amortization of intangible assets	24,225	27,147	73,807	79,035
Losses (gains), net on disposal of property and equipment	1,593	(31,109)	5,651	(30,954)
Total operating expenses	508,070	439,620	1,507,987	1,384,145
Operating income	104,031	115,623	264,287	277,096
Interest expense	(41,917)	(41,013)	(114,427)	(126,905)
Gain (loss) on extinguishment of debt	—	—	1,234	(13,775)
Defined benefit pension plan income (expense)	683	(264)	2,008	(250)
Gain on sale of Triton business	—	—	—	81,784
Losses on stock warrant	—	—	—	(99,118)
Miscellaneous, net	(494)	674	1,269	(6,884)
Income from continuing operations before income taxes	62,303	75,020	154,371	111,948
Provision for income taxes	16,055	16,654	44,018	48,866
Income from continuing operations, net of tax	46,248	58,366	110,353	63,082
Income from discontinued operations, net of tax	—	332	—	6,827
Net income	46,248	58,698	110,353	69,909
Preferred stock dividends	(12,576)	(12,577)	(37,729)	(36,796)
Net income attributable to the shareholders of The E.W. Scripps Company	$33,672	$46,121	$72,624	$33,113

Net income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$0.39	$0.54	$0.85	$0.31
Income from discontinued operations	—	—	—	0.08
Net income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.39	$0.54	$0.85	$0.39

Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$0.38	$0.49	$0.80	$0.29
Income from discontinued operations	—	—	—	0.08
Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$0.38	$0.50	$0.80	$0.37
See notes to condensed consolidated financial statements.
The sum of net income per share from continuing and discontinued operations may not equal the reported total net income per share as each is calculated independently.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$46,248	$58,698	$110,353	$69,909
Changes in defined benefit pension plans, net of tax of $253, $421, $768 and $1,170	813	1,337	2,467	3,710
Other	3	19	9	57
Total comprehensive income attributable to preferred and common stockholders	$47,064	$60,054	$112,829	$73,676
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021

Cash Flows from Operating Activities:
Net income	$110,353	$69,909
Income from discontinued operations, net of tax	—	6,827
Income from continuing operations, net of tax	110,353	63,082
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	120,329	122,344
Losses (gains), net on disposal of property and equipment	5,651	(30,954)
Loss (gain) on extinguishment of debt	(1,234)	13,775
Gain on sale of Triton business	—	(81,784)
Losses on stock warrant	—	99,118
Programming assets and liabilities	(20,930)	(53,811)
Restructuring impairment charges	—	7,050
Deferred income taxes	18,213	13,287
Stock and deferred compensation plans	14,530	21,091
Pension contributions, net of income/expense	(27,805)	(24,652)
Other changes in certain working capital accounts, net	(28,812)	(13,109)
Miscellaneous, net	5,982	15,038
Net cash provided by operating activities from continuing operations	196,277	150,475
Net cash provided by operating activities from discontinued operations	—	6,077
Net operating activities	196,277	156,552
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(13,797)	(2,679,798)
Proceeds from sale of Triton Digital, net of cash disposed	—	224,990
Acquisition of intangible assets	—	(430)
Additions to property and equipment	(35,548)	(45,026)
Purchase of investments	(6,387)	(11,785)
Proceeds from FCC repack	2,650	18,198
Miscellaneous, net	(2,101)	33,686
Net cash used in investing activities from continuing operations	(55,183)	(2,460,165)
Net cash provided by investing activities from discontinued operations	—	10,000
Net investing activities	(55,183)	(2,450,165)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	800,000
Proceeds from issuance of preferred stock	—	600,000
Payments on long-term debt	(158,503)	(513,959)
Premium paid on debt extinguishment	—	(10,252)
Payments on financing costs	—	(50,597)
Payments for capitalized preferred stock issuance costs	—	(11,526)
Dividends paid on common and preferred stock	(36,000)	(33,067)
Tax payments related to shares withheld for vested stock and RSUs	(8,507)	(6,725)
Miscellaneous, net	(341)	203
Net cash provided by (used in) financing activities from continuing operations	(203,351)	774,077
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	(62,257)	(1,519,556)
Cash, cash equivalents and restricted cash:
Beginning of year	100,480	1,626,021
End of period	$38,223	$106,465

Supplemental Cash Flow Disclosures
Interest paid	$123,788	$110,816
Income taxes paid	$56,679	$74,345
Non-cash investing information
Capital expenditures included in accounts payable	$2,676	$3,682
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2022 and 2021 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
Comprehensive income (loss)	—	—	—	46,248	816	47,064
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans:76,171 net shares issued *	—	1	4,532	—	—	4,533
As of September 30, 2022	$411,668	$835	$1,440,399	$277,742	$(71,433)	$2,059,211
* Net of tax payments related to shares withheld for vested RSUs of $39 for the three months ended September 30, 2022.

As of June 30, 2021	$408,786	$825	$1,420,066	$118,770	$(97,708)	$1,850,739
Comprehensive income (loss)	—	—	—	58,698	1,356	60,054
Preferred stock dividends, $2,000 per share	577	—	—	(12,577)	—	(12,000)
Stock warrant	—	—	—	—	—	—
Compensation plans: 57,016 net shares issued *	—	—	4,174	—	—	4,174
As of September 30, 2021	$409,363	$825	$1,424,240	$164,891	$(96,352)	$1,902,967
* Net of tax payments related to shares withheld for vested RSUs of $121 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	110,353	2,476	112,829
Preferred stock dividends, $6,000 per share	1,729	—	—	(37,729)	—	(36,000)
Compensation plans: 912,710 net shares issued *	—	9	11,939	—	—	11,948
As of September 30, 2022	$411,668	$835	$1,440,399	$277,742	$(71,433)	$2,059,211
* Net of tax payments related to shares withheld for vested RSUs of $8,507 for the nine months ended September 30, 2022.

As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	69,909	3,767	73,676
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $5,511 per share	1,729	—	—	(36,796)	—	(35,067)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 796,690 net shares issued *	—	8	13,493	—	—	13,501
As of September 30, 2021	$409,363	$825	$1,424,240	$164,891	$(96,352)	$1,902,967
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $5.1 million at September 30, 2022 and $4.3 million at December 31, 2021.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $32.8 million at September 30, 2022 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $20.0 million at December 31, 2021. We recorded $13.8 million of revenue in the nine months ended September 30, 2022 that was included in unearned revenue at December 31, 2021.
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
Share-based compensation costs totaled $3.9 million and $3.6 million for the third quarter of 2022 and 2021, respectively. Year-to-date share-based compensation costs totaled $17.8 million and $18.3 million in 2022 and 2021, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$46,248	$58,366	$110,353	$63,082
Less income allocated to RSUs	(885)	(1,337)	(1,831)	(738)
Less preferred stock dividends	(12,576)	(12,577)	(37,729)	(36,796)
Numerator for basic and diluted earnings per share	$32,787	$44,452	$70,793	$25,548
Denominator
Basic weighted-average shares outstanding	83,360	82,482	83,141	82,258
Effect of dilutive securities	1,964	7,649	5,056	4,644
Diluted weighted-average shares outstanding	85,324	90,131	88,197	86,902

As of September 30, 2022 and 2021, we had 0.2 million and less than 0.1 million of outstanding RSUs that were anti-dilutive, respectively. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive. Following the amendment date, the EPS calculations include the dilutive impact of the common stock warrant.

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

(in thousands, except per share data) (unaudited)	Nine Months Ended September 30, 2021

Operating revenues	$1,667,963
Net income attributable to Scripps shareholders	57,469
Net income per share:
Basic	$0.68
Diluted	0.64

The pro forma results in 2021 reflect a $33.4 million reversal of ION transaction costs incurred that were already captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2022 - Acquisition and related integration costs of $1.6 million in the first nine months of 2022 primarily reflect professional service costs associated with the ION acquisition.

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

Restructuring costs totaled $9.4 million in the first nine months of 2021 due to the Newsy restructuring plan. We incurred charges in the first quarter of 2021 totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in 2021 were primarily attributed to employee severance, relocation costs and Nielsen contract costs.

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

The effective income tax rate for the nine months ended September 30, 2022 and 2021 was 29% and 44%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million benefit in 2022 and $1.8 million benefit in 2021), state deferred rate changes ($4.0 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

7. Leases

We have operating leases for office space, data centers and certain equipment. Our leases have remaining lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 totaled $6.6 million and $6.1 million, including short-term lease costs of $0.4 million and $0.5 million, respectively. Year-to-date September 30, 2022 and 2021 costs totaled $19.8 million and $18.0 million, including short-term lease costs of $1.1 million and $1.4 million, respectively.

Other information related to our operating leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2022	As of December 31, 2021

Balance Sheet Information
Right-of-use assets	$111,583	$124,821
Other current liabilities	19,022	20,066
Operating lease liabilities	100,082	113,892
Weighted Average Remaining Lease Term
Operating leases	7.97 years	8.35 years
Weighted Average Discount Rate
Operating leases	4.16%	4.16%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$6,246	$5,780	$18,502	$16,456
Right-of-use assets obtained in exchange for lease obligations	2,133	2,228	3,596	9,185

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 were as follows:

(in thousands)	Operating Leases

Remainder of 2022	$6,520
2023	24,990
2024	21,909
2025	17,584
2026	15,493
Thereafter	54,683
Total future minimum lease payments	141,179
Less: Imputed interest	(22,075)
Total	$119,104

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of September 30, 2022	$1,122,408	$2,028,890	$7,082	$3,158,380
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of September 30, 2022	$905,494	$2,007,890	$7,082	$2,920,466

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	217,400
Other	135,672	130,265
Total carrying amount	1,416,913	1,407,909
Accumulated amortization:
Television affiliation relationships	(208,574)	(168,021)
Customer lists and advertiser relationships	(100,327)	(77,711)
Other	(43,519)	(32,881)
Total accumulated amortization	(352,420)	(278,613)
Net amortizable intangible assets	1,064,493	1,129,296
Indefinite-lived intangible assets — FCC licenses	781,015	781,015
Total other intangible assets	$1,845,508	$1,910,311

Estimated amortization expense of intangible assets for each of the next five years is $23.5 million for the remainder of 2022, $94.0 million in 2023, $92.6 million in 2024, $89.5 million in 2025, $86.0 million in 2026, $83.2 million in 2027 and $595.7 million in later years.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	523,356	550,000
Senior unsecured notes, due in 2027	442,473	484,655
Senior unsecured notes, due in 2031	423,463	477,958
Term loan, due in 2024	285,000	287,250
Term loan, due in 2026	738,340	744,049
Term loan, due in 2028	636,000	667,000
Total outstanding principal	3,048,632	3,210,912
Less: Debt issuance costs and issuance discounts	(52,296)	(62,907)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	$2,977,724	$3,129,393
Fair value of long-term debt *	$2,743,315	$3,249,278
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million revolving credit facility ("Revolving Credit Facility") that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of September 30, 2022, we had no borrowings under the Revolving Credit Facility. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2022 was 4.65%. As of September 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $7.1 million and $6.9 million, respectively, under the Revolving Credit Facility.

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
As of September 30, 2022 and December 31, 2021, the interest rate on the 2024 term loan was 5.12% and 2.10%, respectively. The weighted-average interest rate was 4.21% and 2.09% for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the interest rate on the 2026 term loan was 5.68% and 3.31%, respectively. The weighted-average interest rate on the 2026 term loan was 4.77% and 3.31% for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the interest rate on the 2028 term loan was 5.87% and 3.75%, respectively. The weighted-average interest rate on the 2028 term loan was 4.96% and 3.75% for the nine months ended September 30, 2022 and 2021, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.75 to 1.0 when we have outstanding borrowings on the facility. As of September 30, 2022, we were in compliance with our financial covenants.

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

During the third quarter of 2022, we made an additional principal payment on the 2028 term loan totaling $25 million and wrote off $0.5 million of deferred financing costs related to this term loan to interest expense.

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

During the full year of 2021, we made additional principal payments on the 2028 term loan totaling $125 million.

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021

Employee compensation and benefits	$24,698	$29,175
Deferred FCC repack income	47,217	47,977
Programming liability	260,008	352,686
Liability for pension benefits	71,060	102,831
Liabilities for uncertain tax positions	10,587	12,280
Other	29,604	30,989
Other liabilities (less current portion)	$443,174	$575,938

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Accounts receivable	$13,621	$16,473
Other current assets	(23,620)	11,777
Accounts payable	10,141	7,840
Accrued employee compensation and benefits	(12,959)	(2,378)
Accrued interest	(19,922)	(121)
Other accrued liabilities	(5,534)	(19,269)
Unearned revenue	11,539	(5,224)
Other, net	(2,078)	(22,207)
Total	$(28,812)	$(13,109)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Interest cost	$4,333	$4,143	$12,999	$12,349
Expected return on plan assets, net of expenses	(6,227)	(5,786)	(18,675)	(17,426)
Amortization of actuarial loss and prior service cost	997	1,684	3,026	4,657
Total for defined benefit pension plan	(897)	41	(2,650)	(420)
SERPs	214	223	642	670
Defined contribution plan	3,258	3,197	11,582	10,877
Net periodic benefit cost	$2,575	$3,461	$9,574	$11,127

We contributed $0.8 million to fund current benefit payments for our SERPs and provided a $25 million discretionary contribution to our defined benefit pension plan during the nine months ended September 30, 2022. During the remainder of 2022, we anticipate contributing an additional $1.1 million to fund the SERPs' benefit payments and do not expect any additional contributions to our defined pension plan.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Segment operating revenues:
Local Media	$378,438	$331,316	$1,060,918	$968,734
Scripps Networks	235,401	226,550	713,398	678,945
Other	2,594	1,207	10,638	24,378
Intersegment eliminations	(4,332)	(3,830)	(12,680)	(10,816)
Total operating revenues	$612,101	$555,243	$1,772,274	$1,661,241
Segment profit (loss):
Local Media	$99,607	$65,391	$234,742	$185,971
Scripps Networks	71,984	83,327	230,357	282,847
Other	(6,791)	(2,227)	(12,253)	513
Shared services and corporate	(19,611)	(17,768)	(60,937)	(55,827)
Acquisition and related integration costs	—	(251)	(1,642)	(35,582)
Restructuring costs	—	(1,872)	—	(9,436)
Depreciation and amortization of intangible assets	(39,565)	(42,086)	(120,329)	(122,344)
Gains (losses), net on disposal of property and equipment	(1,593)	31,109	(5,651)	30,954
Interest expense	(41,917)	(41,013)	(114,427)	(126,905)
Gain (loss) on extinguishment of debt	—	—	1,234	(13,775)
Defined benefit pension plan income (expense)	683	(264)	2,008	(250)
Gain on sale of Triton business	—	—	—	81,784
Losses on stock warrant	—	—	—	(99,118)
Miscellaneous, net	(494)	674	1,269	(6,884)
Income from continuing operations before income taxes	$62,303	$75,020	$154,371	$111,948
Depreciation:
Local Media	$9,997	$9,877	$30,665	$29,416
Scripps Networks	4,889	4,645	14,504	12,463
Other	45	44	133	338
Shared services and corporate	409	373	1,220	1,092
Total depreciation	$15,340	$14,939	$46,522	$43,309
Amortization of intangible assets:
Local Media	$8,520	$12,016	$26,481	$30,698
Scripps Networks	14,209	14,503	42,627	44,390
Other	471	—	1,423	2,147
Shared services and corporate	1,025	628	3,276	1,800
Total amortization of intangible assets	$24,225	$27,147	$73,807	$79,035
Additions to property and equipment:
Local Media	$6,803	$8,317	$23,017	$27,066
Scripps Networks	2,241	6,960	10,677	17,372
Other	9	—	54	430
Shared services and corporate	71	869	331	1,329
Total additions to property and equipment	$9,124	$16,146	$34,079	$46,197

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Operating revenues:
Core advertising	$371,064	$387,643	$1,152,860	$1,142,405
Political	65,715	7,087	96,547	11,591
Retransmission and carriage fees	165,464	151,828	491,588	464,746
Other	9,858	8,685	31,279	42,499
Total operating revenues	$612,101	$555,243	$1,772,274	$1,661,241

14. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends were $36.0 million and $33.1 million in 2022 and 2021, respectively. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
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

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2022	$(72,059)	$(190)	$(72,249)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $253(a)	813	3	816
Net current-period other comprehensive income (loss)	813	3	816
Ending balance, September 30, 2022	$(71,246)	$(187)	$(71,433)

	Three Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2021	$(97,416)	$(292)	$(97,708)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $421(a)	1,337	19	1,356
Net current-period other comprehensive income (loss)	1,337	19	1,356
Ending balance, September 30, 2021	$(96,079)	$(273)	$(96,352)

	Nine Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $768(a)	2,467	9	2,476
Net current-period other comprehensive income (loss)	2,467	9	2,476
Ending balance, September 30, 2022	$(71,246)	$(187)	$(71,433)

	Nine Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $1,170(a)	3,710	57	3,767
Net current-period other comprehensive income (loss)	3,710	57	3,767
Ending balance, September 30, 2021	$(96,079)	$(273)	$(96,352)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

16. Assets Held for Sale and Discontinued Operations

Stitcher

On October 16, 2020, we closed on the sale of our Stitcher podcasting business. Stitcher is classified as discontinued operations in our condensed consolidated financial statements.

Operating results for the discontinued Stitcher business were as follows:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating revenues	$—	$—
Total costs and expenses	—	(600)
Depreciation and amortization of intangible assets	—	—
Other, net	—	—
Loss from operations	—	(600)
Pretax gain on disposal	520	9,572
Gain from discontinued operations before income taxes	520	8,972
Provision for income taxes	188	2,145
Income from discontinued operations, net of tax	$332	$6,827

During the first nine months of 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. In the third quarter of 2021, we received payment of $19.1 million for the 2020 earnout period. No value was assigned to the 2021 contingent earnout consideration.

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

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and many of our television brands can also be found on free streaming platforms. During 2022, we have continued to expand in the fast-growing connected television marketplace as well as continued to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps has launched a major national consumer marketing campaign to broaden antenna use even more, as well as working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. In the first nine months of 2022, we incurred $8.5 million of costs related to this advertising campaign.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes at a weighted-average redemption price equal to 100.61% of the aggregate principal amount plus accrued and unpaid interest, we redeemed $26.6 million of the 2029 Senior Notes at a weighted-average redemption price equal to 93.59% of the aggregate principal amount plus accrued and unpaid interest and we redeemed $54.5 million of the 2031 Senior Notes at a weighted-average redemption price equal to 95.64% of the aggregate principal amount plus accrued and unpaid interest. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes. The notes were redeemed with cash on hand. During the third quarter of 2022, we made an additional principal payment on the 2028 term loan totaling $25 million.

Preferred stock dividends paid in the first nine months of 2022 totaled $36.0 million. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Operating revenues	$612,101	10.2%	$555,243	$1,772,274	6.7%	$1,661,241
Cost of revenues, excluding depreciation and amortization	(312,054)	9.2%	(285,775)	(918,398)	12.2%	(818,853)
Selling, general and administrative expenses, excluding depreciation and amortization	(154,858)	10.0%	(140,745)	(461,967)	7.7%	(428,884)
Acquisition and related integration costs	—		(251)	(1,642)		(35,582)
Restructuring costs	—		(1,872)	—		(9,436)
Depreciation and amortization of intangible assets	(39,565)		(42,086)	(120,329)		(122,344)
Gains (losses), net on disposal of property and equipment	(1,593)		31,109	(5,651)		30,954
Operating income	104,031		115,623	264,287		277,096
Interest expense	(41,917)		(41,013)	(114,427)		(126,905)
Gain (loss) on extinguishment of debt	—		—	1,234		(13,775)
Defined benefit pension plan income (expense)	683		(264)	2,008		(250)
Gain on sale of Triton business	—		—	—		81,784
Losses on stock warrant	—		—	—		(99,118)
Miscellaneous, net	(494)		674	1,269		(6,884)
Income from continuing operations before income taxes	62,303		75,020	154,371		111,948
Provision for income taxes	(16,055)		(16,654)	(44,018)		(48,866)
Income from continuing operations, net of tax	46,248		58,366	110,353		63,082
Income from discontinued operations, net of tax	—		332	—		6,827
Net income	$46,248		$58,698	$110,353		$69,909

Operating revenues increased $56.9 million or 10% in the third quarter of 2022 and increased $111 million or 6.7% for the first nine months of 2022 when compared to prior periods. Quarterly and year-to-date revenues benefited from higher political and retransmission revenues in our Local Media group and growth in our Scripps Networks operations.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $26.3 million or 9.2% in the third quarter of 2022 and increased $99.5 million or 12% for the first nine months of 2022 when compared to prior periods. Programming costs, the primary driver of fluctuations in cost of revenues, increased $21.3 million in the third quarter of 2022 and $81.0 million for the first nine months of 2022 when compared to prior periods, attributed to higher network affiliation fees at our Local Media stations and Scripps Networks, reflecting contractual rate increases. Additionally, syndicated programming expense increased at Scripps Networks attributed to the new networks launched in 2021, continued investment in new series programming for the networks and an increase in production of our original programming.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $14.1 million or 10% in the third quarter of 2022 and increased $33.1 million or 7.7% for the first nine months of 2022 when compared to prior periods. The quarter and year-to-date increases reflect higher business costs across various categories as employees have returned to our station and office locations and resumed more normal operating procedures. Additionally, the year-to-date increase is also driven by higher costs tied to revenue growth at Scripps Networks.

Acquisition and related integration costs of $1.6 million incurred in the first nine months of 2022 primarily reflect professional service costs associated with the ION acquisition, which closed on January 7, 2021. The acquisition and related integration costs of $35.6 million in 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION acquisition.

During the first nine months of 2021, in connection with the Newsy restructuring plan, we incurred charges totaling $9.4 million. We incurred charges in the first quarter of 2021 totaling $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional restructuring charges in 2021 were primarily attributed to employee severance, relocation costs and Nielson contract costs.

Depreciation and amortization of intangible assets remained relatively flat at $120 million in 2022 compared to $122 million in 2021.

Gains from the disposal of property and equipment in the third quarter of 2021 reflected a $32.6 million gain from the sale of our KMGH Denver station's building.

Interest expense increased $0.9 million in the third quarter of 2022 when compared to the prior year quarter due to rising interest rates during 2022. Interest expense decreased $12.5 million for the first nine months of 2022 when compared to the prior year due to the additional term loan B payments and bond repurchases made during the second half of 2021 and first three quarters of 2022.

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

The effective income tax rate was 29% and 44% for the nine months ended September 30, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million benefit in 2022 and $1.8 million benefit in 2021), state deferred rate changes ($4.0 million expense in 2022) and state NOL valuation allowance changes ($1.2 million benefit in 2021). Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Local Media	$378,438	14.2%	$331,316	$1,060,918	9.5%	$968,734
Scripps Networks	235,401	3.9%	226,550	713,398	5.1%	678,945
Other	2,594		1,207	10,638	(56.4)%	24,378
Intersegment eliminations	(4,332)	13.1%	(3,830)	(12,680)	17.2%	(10,816)
Total operating revenues	$612,101	10.2%	$555,243	$1,772,274	6.7%	$1,661,241
Segment profit (loss):
Local Media	$99,607	52.3%	$65,391	$234,742	26.2%	$185,971
Scripps Networks	71,984	(13.6)%	83,327	230,357	(18.6)%	282,847
Other	(6,791)		(2,227)	(12,253)		513
Shared services and corporate	(19,611)	10.4%	(17,768)	(60,937)	9.2%	(55,827)
Acquisition and related integration costs	—		(251)	(1,642)		(35,582)
Restructuring costs	—		(1,872)	—		(9,436)
Depreciation and amortization of intangible assets	(39,565)		(42,086)	(120,329)		(122,344)
Gains (losses), net on disposal of property and equipment	(1,593)		31,109	(5,651)		30,954
Interest expense	(41,917)		(41,013)	(114,427)		(126,905)
Gain (loss) on extinguishment of debt	—		—	1,234		(13,775)
Defined benefit pension plan income (expense)	683		(264)	2,008		(250)
Gain on sale of Triton business	—		—	—		81,784
Losses on stock warrant	—		—	—		(99,118)
Miscellaneous, net	(494)		674	1,269		(6,884)
Income from continuing operations before income taxes	$62,303		$75,020	$154,371		$111,948

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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Core advertising	$146,899	(12.2)%	$167,294	$461,907	(3.8)%	$480,388
Political	63,183		7,087	92,960		11,591
Retransmission and carriage fees	164,742	7.3%	153,466	495,450	6.4%	465,486
Other	3,614	4.2%	3,469	10,601	(5.9)%	11,269
Total operating revenues	378,438	14.2%	331,316	1,060,918	9.5%	968,734
Segment costs and expenses:
Employee compensation and benefits	106,341	(2.9)%	109,557	316,311	(2.3)%	323,846
Programming	123,983	12.3%	110,376	361,433	9.4%	330,304
Other expenses	48,507	5.5%	45,992	148,432	15.4%	128,613
Total costs and expenses	278,831	4.9%	265,925	826,176	5.5%	782,763
Segment profit	$99,607	52.3%	$65,391	$234,742	26.2%	$185,971

Revenues

Total Local Media revenues increased $47.1 million or 14% in the third quarter of 2022 and $92.2 million or 9.5% for the first nine months of 2022 when compared to prior periods. Retransmission revenues increased $11.3 million in the third quarter of 2022 and $30.0 million for the first nine months of 2022 when compared to prior periods. While retransmission revenues have been affected by subscriber losses from traditional MVPDs, rate increases have more than offset those subscriber declines. Political revenues in this election year increased $56.1 million in the third quarter of 2022 and $81.4 million for the first nine months of 2022 when compared to prior periods. Core advertising revenues decreased $20.4 million or 12% in the third quarter of 2022 and $18.5 million or 3.8% for the first nine months of 2022 when compared to prior periods. Strong core performance in the first quarter of 2022 was offset by softness during the second and third quarters of 2022, reflecting the impact of macroeconomic conditions and the displacement of spots from political advertisements.

Costs and expenses

Employee compensation and benefits decreased $3.2 million or 2.9% in the third quarter of 2022 and $7.5 million or 2.3% for the first nine months of 2022 when compared to prior periods reflecting lower bonus, stock compensation and employee benefit costs.

Programming expense increased $13.6 million or 12% in the third quarter of 2022 and $31.1 million or 9.4% for the first nine months of 2022 when compared to prior periods. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses increased $2.5 million or 5.5% in the third quarter of 2022 and $19.8 million or 15% for the first nine months of 2022 when compared to prior periods. The increases for the quarter and year-to-date periods reflect increased business costs across various categories as employees have returned to our station locations and resumed more normal operating procedures.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	Change	2021	2022	Change	2021

Segment operating revenues:
Total operating revenues	$235,401	3.9%	$226,550	$713,398	5.1%	$678,945
Segment costs and expenses:
Employee compensation and benefits	30,227	14.7%	26,361	89,669	22.6%	73,160
Programming	84,562	10.7%	76,398	254,340	25.5%	202,676
Other expenses	48,628	20.2%	40,464	139,032	15.6%	120,262
Total costs and expenses	163,417	14.1%	143,223	483,041	21.9%	396,098
Segment profit	$71,984	(13.6)%	$83,327	$230,357	(18.6)%	$282,847

On January 7, 2021, we acquired the national broadcast network ION. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $8.9 million or 3.9% in the third quarter of 2022 and $34.5 million or 5.1% for the first nine months of 2022 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2022, our Scripps Networks brands have experienced softness within the national advertising marketplace as macroeconomic challenges, such as cost inflation and supply chain disruptions, have impacted advertiser budgets. Scripps Networks revenues for the quarter and year-to-date periods reflect the benefits of year-over-year increases in advertising spots available for sale, the expanded distribution of our networks on Connected TV platforms and higher overall pricing in general market advertising, offset by the impacts of lower ratings in our key monetized demographics and a decline in direct response advertising rates that reflects the softness in the national advertising marketplace. Year-to-date revenues in 2022 also reflect the benefit of incremental revenues earned from the July 2021 launch of the Defy TV and TrueReal networks and the acquisition of ION, which closed on January 7, 2021.

Costs and expenses

Employee compensation and benefits increased $3.9 million or 15% in the third quarter of 2022 and $16.5 million or 23% for the first nine months of 2022 when compared to prior periods, reflecting additional hiring to support recent network launches.

Programming expense increased $8.2 million or 11% in the third quarter of 2022 and $51.7 million or 25% for the first nine months of 2022 when compared to prior periods. The increase is driven by the launch of two new networks in July 2021, continued investment in new series and additional seasons of programming for the networks, increased production of original programming and higher affiliate fees reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses increased $8.2 million or 20% in the third quarter of 2022 and $18.8 million or 16% for the first nine months of 2022 when compared to prior periods. The quarter and year-to-date increases include higher rating services costs, reflecting increases from the contractual fees that are tied to our revenues, an increase in advertising and promotion costs and the incurrence of higher costs supporting the growth of our Scripps Networks' businesses and the return of more normal business operating procedures. The year-to-date increase is also driven by the addition of new networks in 2021, as well as, higher national representation commission costs tied to revenue growth.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations. Cash from operations can be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. At the end of September 30, 2022, we had approximately $38.2 million of cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021

Net cash provided by operating activities	$196,277	$156,552
Net cash used in investing activities	(55,183)	(2,450,165)
Net cash provided by (used in) financing activities	(203,351)	774,077
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	$(62,257)	$(1,519,556)

Cash flows from operating activities

Cash provided by operating activities increased $39.7 million in 2022 compared to 2021. Year-over-year change in cash provided by operating activities was favorably impacted from a $33.9 million decrease in acquisition and related integration costs and cash outlay decrease of $32.9 million for programming investments in excess of programming amortization. These favorable operating cash impacts were partially offset by a $21.6 million year-over-year decrease in segment profit and a $13.0 million increase in interest paid. In January 2022, all three of our senior notes had interest payments due versus only one having a payment due in January 2021.

Cash flows from investing activities

Cash used in investing activities was $55.2 million in 2022 compared to $2.5 billion in 2021. Investing activities in 2022 reflect the $13.8 million acquisition of Nuvyyo. Investing activities in 2021 reflect the $2.7 billion acquisition of ION, $225 million of net proceeds from the sale of our Triton business and $34.3 million of proceeds for the sale of our Denver KMGH television station's building. Capital expenditures were $35.5 million in 2022 and $45.0 million in 2021.

Cash flows from financing activities

Cash used in financing activities was $203 million in 2022 compared to cash provided by financing activities of $774 million in 2021. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. During the third quarter of 2022, we made an additional principal payment on the 2028 term loan totaling $25 million. On January 7, 2021, we issued an $800 million term loan B and $600 million of preferred equity shares to Berkshire Hathaway in connection with the closing of the ION acquisition. During 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes and we made additional principal payments on the 2028 term loan totaling $100 million. Preferred stock dividends were $36.0 million and $33.1 million in the first nine months of 2022 and 2021, respectively.

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

As of September 30, 2022, we also have $1.4 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $866 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.
Debt Covenants

Our term loans and our unsecured notes do not have maintenance covenants. The earliest maturity of our term loans and unsecured notes is the fourth quarter of 2024. Our revolving credit facility permits maximum leverage of 4.5 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. Based upon our current outlook, we expect to be in compliance with that covenant.

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

Equity

With the closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends, effective through September 15, 2022, were paid in the first nine months of 2022 totaling $36.0 million. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Other
During the remainder of 2022, we anticipate contributing an additional $1.1 million to fund the SERPs' benefit payments. We have met our 2022 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $16.6 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2022		As of December 31, 2021
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	523,356	418,685	550,000	553,377
Senior unsecured notes, due in 2027	442,473	386,058	484,655	508,282
Senior unsecured notes, due in 2031	423,463	323,949	477,958	488,712
Term loan, due in 2024	285,000	281,972	287,250	286,999
Term loan, due in 2026	738,340	715,731	744,049	744,168
Term loan, due in 2028	636,000	616,920	667,000	667,740
Long-term debt, including current portion	$3,048,632	$2,743,315	$3,210,912	$3,249,278

Financial instruments subject to market value risk:
Investments held at cost	$20,736	(a)	$15,431	(a)

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