Form 10-K
period 2022-12-31
E.W. SCRIPPS Co
filed 2023-02-24
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2022     OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $12.47 per share closing price for such stock on June 30, 2022, was approximately $719,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2023, there were 71,644,745 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2023 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2022

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
We are a 144-year-old media enterprise with interests in local and national media brands. Founded in 1878, our motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses in our Local Media division through a portfolio of 61 local television stations in 41 markets. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. In our Scripps Networks division, we operate nine national news and entertainment networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Scripps News and TrueReal – each reaches well over 90% of U.S. television households over-the-air. Effective the beginning of 2023, we merged our nationally focused news resources into a Scripps News division. Scripps News combines the development and distribution of Newsy programming content, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation will more efficiently serve national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices through our Nuvyyo business. For a full listing of our outlets, visit http://www.scripps.com.

In December of 2022, we launched our Scripps Sports division to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our 61 local television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Our sports division will be comprised of a limited number of personnel that will seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred will reside within those respective businesses.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over-the-air, and all of our television brands can also be found on free streaming platforms. During 2022, we continued to expand in the fast-growing connected television marketplace, as well as continued to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps has launched a major national consumer marketing campaign to broaden antenna use even more, as well as working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use.

In January of 2023, we announced a strategic restructuring and reorganization of the Company that will further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office.

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
We produce high-quality news, information and entertainment content that informs and engages our local communities. We distribute our content on multiple platforms, including broadcast, digital, mobile, social and over-the-top ("OTT"). It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across various digital platforms allows us to expand our audiences beyond traditional broadcast television.
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
In addition to news programming, our television stations run network programming, syndicated programming and original programming. Our strategy is to balance syndicated programming with original programming that we control. We believe this strategy improves our Local Media division's financial performance. Original shows we produce ourselves or in partnership with others include:
•The List, an Emmy-award winning infotainment show, is available in 39 markets reaching viewers in approximately 26% of the country.
•The Race is a weekly 30-minute show that focuses on the issues impacting Americans. We travel to communities across the country to talk about jobs, health care, inflation and more. No pundits, politicians or pollsters, just people. The show is available in 47 markets on broadcast and OTT and airs on Scripps News OTA every Sunday morning.
•RightThisMinute was a daily entertainment program featuring consumer-generated viral videos. The show completed its 11-year run when the final season ended in September 2022.
Revenue cycles and sources
Core Advertising

Our core advertising is comprised of sales to local and national customers. The advertising includes a combination of broadcast spots, as well as digital and OTT advertising. Our core advertising revenues accounted for 42% of our Local Media segment’s revenues in 2022. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington D.C. sales office. Advertising is sold to presidential, gubernatorial, Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) or other advocacy groups. Political advertising revenues were 13% of our Local Media segment's revenues in 2022.

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

Distribution Revenues

We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our broadcast signals. Distribution revenues were 44% of our Local Media segment's revenues in 2022. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has and the contracted rate per subscriber. Approximately 75% of subscribers within our retransmission consent agreements are subject to negotiation in 2023.
Expenses
Employee costs accounted for 38% of our Local Media segment's costs and expenses in 2022.
We centralize certain functions, such as master control, traffic, graphics, research and political advertising, at company-owned hubs that do not require a presence in the local markets. This approach enables each of our stations to focus local resources on the creation of content and revenue-producing activities. We expect to continue to look for opportunities to centralize functions that do not require a local market presence.

Programming costs, which include network affiliation fees, syndicated programming and shows produced for us or in partnership with others, were 43% of our Local Media segment's costs and expenses in 2022.

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

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank(1)

WMYD-TV	Detroit, Ch. 20	Ind/21	N/A	2029	11
WXYZ-TV	Detroit, Ch. 7	ABC/41	2026	2029	11
KNXV-TV	Phoenix, Ch. 15	ABC/15	2026	(2)	12
KASW -TV	Phoenix, Ch. 61	CW/27	2024	2030	12
WSFL-TV	Miami, Ch. 39	CW/27	2024	2029	15
WFTS-TV	Tampa, Ch. 28	ABC/29	2026	2029	16
KMGH-TV	Denver, Ch. 7	ABC/7	2026	2030	17
KCDO-TV	Denver, Ch. 3	Ind/3	N/A	2030	17
WEWS-TV	Cleveland, Ch. 5	ABC/15	2026	2029	19
WMAR-TV	Baltimore, Ch. 2	ABC/38	2026	2028	25
WRTV-TV	Indianapolis, Ch. 6	ABC/25	2026	2029	27
WTVF-TV	Nashville, Ch. 5	CBS/25	2024	2029	28
KGTV-TV	San Diego, Ch. 10	ABC/10	2026	2030	30
WPTV-TV	W. Palm Beach, Ch. 5	NBC/12	2024	2029	31
WHDT-TV	W. Palm Beach, Ch. 9	Ind/34	N/A	2029	31
KMCI-TV	Kansas City, Ch. 38	Ind/41	N/A	2030	32
KSHB-TV	Kansas City, Ch. 41	NBC/42	2024	2030	32
WCPO-TV	Cincinnati, Ch. 9	ABC/22	2026	2029	33
KSTU-TV	Salt Lake City, Ch. 13	FOX/28	2026	(2)	34
WTMJ-TV	Milwaukee, Ch. 4	NBC/28	2024	2029	35
KTNV-TV	Las Vegas, Ch. 13	ABC/13	2026	2030	41
WGNT-TV	Norfolk, Ch. 27	CW/50	2024	2028	42
WTKR-TV	Norfolk, Ch. 3	CBS/40	2026	2028	42
WXMI-TV	Grand Rapids, Ch. 17	FOX/19	2026	2029	43
WFTX-TV	Fort Myers/Naples, Ch. 4	FOX/35	2026	2029	49
WKBW-TV	Buffalo, Ch. 7	ABC/38	2026	2023	51
WTVR-TV	Richmond, Ch. 6	CBS/25	2026	2028	55
KJRH-TV	Tulsa, Ch. 2	NBC/8	2024	2030	61
WGBA-TV	Green Bay/Appleton, Ch. 26	NBC/41	2024	2029	65
WACY-TV	Green Bay/Appleton, Ch. 32	Ind/27	N/A	2029	65
WLEX-TV	Lexington, Ch. 18	NBC/39	2024	2029	67
KMTV-TV	Omaha, Ch. 3	CBS/45	2026	2030	73
KWBA-TV	Tucson, Ch. 58	CW/44	2024	2030	80
KGUN-TV	Tucson, Ch. 9	ABC/9	2026	2030	80
KOAA-TV	Colorado Springs, Ch.5	NBC/42	2024	2030	87
KXXV-TV	Waco, Ch.25	ABC/26	2026	(2)	93
KIVI-TV	Boise, Ch. 6	ABC/24	2026	2030	107
WSYM-TV	Lansing, Ch. 47	FOX/38	2026	2029	109
WTXL-TV	Tallahassee, Ch. 27	ABC/27	2026	2029	114
KERO-TV	Bakersfield, Ch. 23	ABC/10	2026	(2)	122
KATC-TV	Lafayette, Ch. 3	ABC/28	2026	2029	123
KSBY-TV	San Luis Obispo/Santa Barbara, Ch. 6	NBC/15	2024	(2)	126
KRIS-TV	Corpus Christi, Ch. 6	NBC/13	2024	2030	131
KPAX-TV	Missoula, Ch. 8	CBS/7	2024	2030	163
KTVQ-TV	Billings, Ch. 2	CBS/10	2024	2030	167
KXLF-TV	Butte-Bozeman, Ch. 4	CBS/5	2024	2030	187
KRTV-TV	Great Falls, Ch. 3	CBS/7	2024	2030	195
KTVH-TV	Helena, Ch. 12	NBC/12	2024	2030	205
(1) Market rank is based on the 2022 Comscore HH Universe estimates.
(2) Application for renewal of the license was submitted timely to the FCC. Under FCC rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application. Historically, we have been successful in renewing our FCC licenses.

Federal Regulation of Broadcasting — Broadcast television is subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”). The Communications Act prohibits the operation of broadcast stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify and renew broadcast licenses, approve the transfer of control of any entity holding such a license, determine the location of stations, regulate the equipment used by stations and adopt and enforce necessary regulations. As part of its obligation to ensure that broadcast licensees serve the public interest, the FCC exercises limited authority over broadcast programming by, among other things, requiring certain children's television programming and limiting commercial content therein, requiring the identification of program sponsors, including specific rules related to identifying programming sponsored or provided by foreign governments, regulating the sale of political advertising and the distribution of emergency information, and restricting indecent programming. The FCC also requires television broadcasters to close caption their programming for the benefit of persons with hearing impairment and to ensure that any of their programming that is later transmitted via the Internet is captioned. Network-affiliated television broadcasters in larger markets must also offer audio narration of certain programming for the benefit of persons with visual impairments. Reference should be made to the Communications Act, the FCC’s rules and regulations, and the FCC’s public notices and published decisions for a fuller description of the FCC’s extensive regulation of broadcasting.

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

With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in that year, the FCC also reinstated the 50% discount applied to the number of households deemed covered by UHF television stations. Scripps' current national audience reach is 38.0% of television households after application of the “UHF discount.”

In December 2018, the FCC began another of its statutorily required reviews of its multiple ownership rule, including a broad review of whether all the current local radio and television rules continue to serve the public interest. This proceeding remains open, and the FCC in 2021 requested that parties refresh the record in that proceeding, although the FCC has not proposed any specific rule changes. The Communications Act requires the FCC to conduct such a review every four years, and as such the FCC opened a new proceeding in December 2022 requesting that parties update the record and submit comments on the broadcast ownership rules and the media marketplace.

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

In 2022, Congress passed the Low Power Protection Act, which directs the FCC to adopt rules that will allow certain low-power television stations to apply for “Class A” regulatory status, which will provide those stations with increased protection from interference. While certain low power television stations owned by the Company may qualify for this status, the FCC has not yet adopted rules implementing the Low Power Protection Act and we cannot predict the outcome of those proceedings or their possible impact on the Company.

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

SCRIPPS NETWORKS

Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Scripps News and TrueReal. The networks reach nearly every U.S. television home through free over-the-air ("OTA") broadcast, cable/satellite, connected TV and digital distribution.

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

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our Scripps Networks segment. Programming expenses accounted for 53% of our Scripps Networks segment's costs and expenses in 2022, reflecting both the costs of investing in quality programming and costs of distribution from carriage agreements with local television broadcasters and cable and satellite providers. The national networks are carried on both our owned and operated television stations and from carriage agreements with other broadcast stations. Our OTA television networks are well-positioned to capitalize on cord-cutting trends and provide a platform for delivering mass audiences to national advertisers.

ION

Our ION national television network reaches around 80 million domestic homes through its 44 owned and operated OTA broadcast TV stations, on pay TV platforms and independent broadcast affiliates that carry the ION programming. ION broadcasts popular scripted crime and justice procedural programming and has the fifth-largest average prime-time audience among all broadcast networks on television. ION elects government-mandated must-carry provisions, thereby ensuring its programming is available on cable and satellite systems. In 2022, ION was launched as a free advertising-supported streaming television ("FAST") channel with distribution across multiple streaming services.

Bounce

Bounce is available in approximately 98% of U.S. television broadcast homes. Bounce is an African American broadcast network dedicated to inspiring, empowering and entertaining viewers. Bounce programming represents a rich mosaic of the African American community, featuring both licensed and original dramas, sitcoms, movies and specials. Original programming includes hit series such as Johnson and Finding Happy. In the fourth quarter of 2021, Bounce XL was launched as a FAST channel with distribution on multiple streaming services. It is also available on multiple streaming services as an app.

Court TV

Court TV is available in approximately 98% of U.S. television broadcast homes. Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. Court TV is also available as either an app or FAST channel with distribution on multiple streaming services.

Defy TV

Defy TV reaches approximately 98% of U.S. television broadcast homes and features male-centric programming that includes reality-based series such as Pawn Stars, Forged in Fire, American Pickers and The Curse of Oak Island.

Grit

Grit is available in approximately 99% of U.S. television broadcast homes and appeals more strongly to male viewers. Grit’s programming line-up is primarily iconic Western series and movies. In 2022, Grit Xtra was launched as a FAST channel with distribution across multiple streaming services.

ION Mystery

ION Mystery is available in approximately 99% of U.S. television broadcast homes and its programming is anchored in popular true-crime and justice procedural programming. Programming on ION Mystery includes Bones, Scorpion, and CSI franchises. In 2022, ION Mystery was launched as a FAST channel with distribution across multiple streaming services.

Laff

Laff is available in approximately 98% of U.S. television broadcast homes and targets comedy-lovers in the 18 to 49 age range. Programming on Laff includes popular sitcoms including Home Improvement, How I Met Your Mother and According to Jim.

Scripps News (formerly Newsy)

Scripps News is our national news network focused on bringing objective, fact-based reporting and analysis on world and national news, including politics, entertainment, science and technology. During the first six months of 2021, we exited the cable and satellite distribution of the network as part of a strategy to relaunch as an over-the-air network, which happened in October 2021. Scripps News remains the nation's only free 24/7 broadcast news network, available in approximately 96% of U.S. television broadcast homes. Scripps News is also available on multiple streaming services as either an app or FAST channel. The network’s programming lineup includes Morning Rush, In the Loop with Christian Bryant, Scripps News Reports with Chance Seales and Scripps News Showcase.

TrueReal

TrueReal reaches approximately 95% of U.S. television broadcast homes and features female-centric programming that includes reality-based shows such as Storage Wars, Married at First Sight, Hoarders and Little Women: LA.

Information concerning our Scripps Networks FCC licensed television stations and the markets in which they operate is as follows:

Station	Market	DTV Channel	FCC License Expires in	Market Rank(1)

WPXN	New York, NY	34	2023	1
KILM	Los Angeles, CA	24	2030	2
KPXN	Los Angeles, CA	24	(2)	2
WCPX	Chicago, IL	34	2029	3
WPPX	Philadelphia, PA	34	2023	4
WBPX	Boston, MA	22	2023	5
WDPX	Boston, MA	22	2023	5
WPXG	Boston, MA	23	2023	5
KPXD	Dallas-Ft. Worth, TX	25	2030	6
WPXW	Washington, DC-Hagerstown, MD	35	2028	7
WWPX	Washington, DC-Hagerstown, MD	13	2028	7
KKPX	San Francisco-Oakland-San Jose, CA	33	2030	8
KPXB	Houston, TX	32	2030	9
WPXA	Atlanta, GA	16	2029	10
KWPX	Seattle-Tacoma, WA	33	2023	13
KPXM	Minneapolis-St. Paul, MN	16	(2)	14
WPXM	Miami-Ft.Lauderdale, FL	21	2029	15
WXPX	Tampa-St. Petersburg, FL	29	2029	16
WOPX	Orlando-Daytona, FL	14	2029	18
KSPX	Sacramento-Stockton-Modesto,CA	21	(2)	20
WINP	Pittsburgh, PA	16	2023	21
WRBU	St. Louis, MO	28	2029	23
WFPX	Raleigh-Durham, NC	32	2028	24
WRPX	Raleigh-Durham, NC	32	2028	24
KPXG	Portland,OR	22	2023	26
WNPX	Nashville, TN	32	2029	28
KUPX	Salt Lake City, UT	29	2030	34
WPXE	Milwaukee, WI	30	2029	35
WSFJ	Columbus, OH	19	2029	36
KPXL	San Antonio, TX	26	2030	37
KMCC	Las Vegas, NV	32	(2)	41
WPXC	Jacksonville, FL-Brunswick, GA	24	2029	44
WPXQ	Providence, RI	17	2023	53
WPXL	New Orleans, LA	33	2029	54
WQPX	Wilkes Barre-Scranton, PA	33	2023	57
WPXK	Knoxville, TN	18	2029	59
KTPX	Tulsa, OK	28	2030	61
WKOI	Dayton, OH	31	2029	62
WIPL	Portland-Auburn, ME	24	2023	69
KFPX	Des Moines-Ames, IA	36	2030	72
WLPX	Charleston-Huntington, WV	18	2028	74
WPXR	Roanoke, VA	27	2028	75
WZRB	Columbia, SC	25	2028	79
WSPX	Syracuse, NY	36	2023	82
KPXR	Cedar Rapids, IA	22	2030	94
WEPX	Greenville-New Bern, NC	36	2028	97
WPXU	Greenville-New Bern, NC	16	2028	97
WTPX	Wausau-Rhinelander, WI	19	2029	135
(1) Market rank is based on the 2022 Comscore HH Universe estimates.
(2) Application for renewal of the license was submitted timely to the FCC. Under FCC rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.

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

Employees

As of December 31, 2022, we had approximately 5,700 full-time equivalent employees, of whom approximately 4,400 were with Local Media and 900 with Scripps Networks. Various labor unions represent approximately 400 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

Equity, Diversity and Inclusion

Scripps is committed to an equitable, diverse and inclusive workplace that reflects the communities where we live, work and play. Our goal is to support all employees with the resources and development opportunities they need to write their own stories. Our overarching Equity, Diversity and Inclusion ("EDI") strategy focuses on building awareness of the importance of EDI in our workplaces and communities, empowering leaders to employ EDI practices in their business units or reporting structures, and tracking its equity, diversity and inclusion efforts, which culminates in regulatory reporting (Equal Employment Opportunity-1 reports), divisional analysis and regular reports to the Company’s Board of Directors.

The EDI team has developed plans to direct our Company based on our guiding principles:

•Culture - To foster a culture that embraces each person's diversity and empowers employees to reach their full potential,

•People - To attract and retain diverse talent through strategic recruiting practices and professional development to reflect the communities we serve, and

•Business - to create additional value for Scripps and drive stronger business results by leveraging new ideas and innovation that stem from a culture of inclusion.

Leading Scripps’ diversity, equity and inclusion strategies across the enterprise is a chief diversity officer. She and her team partner with business and human resources leaders to develop and implement the EDI strategy as well as action plans that continually evolve Scripps’ EDI commitment. The components of these plans include:

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

Our four diversity pillars are: Race, Gender, LGBTQ+ and veterans. As a key focus of our EDI journey, we have labored to help both employees and external stakeholders understand how and why Scripps is focused on a more equitable, diverse and inclusive workplace. The awareness and educational part of our strategy is foundational to improving representation in our workforce. We celebrate our history and heritage months and ensure ongoing learning opportunities through The Welcome Table, which highlights educational awareness; Courageous Conversations, showcasing robust, candid discourse among employees and speakers; EDI Academy, which promotes intimate topical exchanges; and our annual Diversity Symposium. To engage employees deeper in our organization, we’ve also introduced our EDI Advisory Council, which will leverage employee perspectives on our EDI strategy and supporting tactics. Our Employee Resource Groups have increased across the organization, with each diversity pillar represented.

We kicked off several new opportunities in 2022, including incorporating EDI discussions into the onboarding process, ensuring each new employee has a firm grasp of our EDI strategy and regularly offering unconscious bias trainings to all employees. We also have been focused on evolving our television programming through the lens of our EDI goals. In 2022, we created a dedicated position to lead efforts in inclusive journalism, helping our news markets better connect with their audiences. This person partners with news leaders in implementing the company’s audience and demographic research findings, developing EDI best practices and placing a greater emphasis on representing all sectors of our audiences.

In 2022, we held our second annual EDI Symposium, which is our annual, weeklong event featuring internal and external speakers talking to our employees about topics related to EDI. More than 3,800 employees joined 14 inspiring sessions – a 31% increase over last year’s symposium. Of those, 42% were in manager and executive roles.

At its core, our EDI work is about engaging every employee and helping them to participate at work at their fullest level, to achieve the satisfaction of belonging and performing well.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay, including base salary, bonus, commissions and merit increases, which vary across the business and by role. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our merit-based culture, align our business leaders’ interests with those of our shareholders, and attract, retain and motivate our key leaders.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary identity theft protection, access to student loan assistance programs, voluntary short-term and long-term disability insurance and term life insurance. We also offer a voluntary Employee Stock Purchase Plan ("ESPP") whereby employees can elect to participate through payroll deductions to purchase Company stock at a discounted price. Additionally, we offer a 401(k) Defined Contribution Plan to employees and an Executive Deferred Compensation Plan to certain senior-level employees. Financial counseling is available at no cost to our employees providing access to confidential, one-on-one financial coaching and online resources to help with every day financial decisions and planning for life events. Through the Scripps Howard Fund, our employees have opportunities to apply for grants to support their volunteer efforts in local communities as well as charitable contribution matching gifts. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

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

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our talent. We have training programs across all levels of Scripps to meet the needs of various roles, specialized skill sets and departments across the Company. We use certain employee turnover rates in assessing our employee programs to ensure that they are structured to instill high levels of employee tenure, low levels of voluntary turnover and optimal productivity and performance across our workforce. In 2022, we implemented quarterly all-employee engagement surveys. Data is aggregated and shared with management to help us understand priorities and opportunities that our employees find beneficial to their everyday work life. To assist us with helping employees' career growth and exploration, we invited employees to update their experience, skills and interests in our human capital management system. Additionally, we utilize a performance evaluation program that adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To that end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; daily company social media postings; annual all-employee awards program; employee engagement surveys; and regular town hall meetings with the CEO and other executives. In addition, Scripps employees across the country are giving back in their local communities through reporting on critical issues, entertaining audiences with quality content, fundraising to help those in need and volunteering for important causes.

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

•Linear TV viewing levels have declined in recent years due to cord-cutting and a migration of viewing to streaming platforms. A continuation of these trends could adversely impact the size and demographic profile of our audiences and put pressure on advertising rates. The largest Subscription Video on Demand services have introduced advertising-supported versions that could take advertising dollars from linear TV.

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

•Television stations have significant exposure to advertising in the automotive, retail and services industries. Our national networks have significant exposure to advertising in the consumer-packaged goods, pharmaceutical and insurance industries. Advertising within these industries may decline and we may not be able to secure replacement advertisers.

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

•The TV industry is on the verge of adopting new measurement currencies, and Nielsen is also making methodological changes to the way it measures viewing by incorporating set top box and smart TV data. The emerging currencies generally undercount over-the-air ("OTA") viewing, and Nielsen has not prioritized OTA enhancements. If measurement evolves in a direction that is unfavorable to OTA it could reduce the attractiveness of our audiences to advertisers.

•Catastrophic events or geopolitical conditions that disrupt domestic or international economies.

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
We deliver our television programming to our audiences primarily over-the-air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the "Big 4" broadcast networks, cable networks and other content developers, distributors and syndicators can deliver their programming directly to consumers via the internet concurrently with our distribution via over-the-air and cable and satellite. The delivery of content directly to consumers allows such distributors to compete with the programming we deliver, which may impact our audience size. Fragmentation of our audiences could impact the rates we receive from our advertisers, as well as shift advertisers away from traditional linear advertising to digital advertising. In addition, reduction in the number of subscribers to cable and satellite service providers could impact the revenue we receive under retransmission consent agreements. The reduction of our advertising and distribution revenues from these factors would affect our profitability.

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

To execute our strategic plan and maintain business continuity, we must attract and retain personnel with appropriate talent and skills. If we are unable to hire and retain employees capable of performing key functions in our business, or if measures we take to respond to a decrease in labor availability prove ineffective or have unintended negative consequences, our business could be adversely affected. We are experiencing an increasingly competitive labor market, and have had higher turnover rates and more open positions since the COVID-19 pandemic than during pre-pandemic years. Sustained labor shortages or increased turnover rates, whether caused by the pandemic, general macroeconomic factors or dynamics within our industry (including a shrinking pool of new talent interested in the media business), could lead to increased costs, such as increased wage rates to attract and retain employees, could negatively affect our revenue and profits and could have an impact on our operations and business continuity.

Acquisitions, joint ventures and strategic alliances involve risks and, if said risks are not managed effectively, our operating results could be negatively affected.
We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. Acquisitions and other strategic transactions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures, facilities and systems, which could have a material adverse effect on our results of operations. Additionally, our revenues and profitability could be adversely affected if we are unable to implement effective cost controls, achieve expected synergies, or increase revenues as a result of these transactions. Such transactions can also result in unexpected liabilities and potentially divert management’s attention from the operation of our business.
We may evaluate strategic acquisitions and investments in the future, and there are various risks associated with an investment strategy.
We have pursued and may selectively continue to pursue strategic transactions, subject to market conditions, our liquidity, and the availability of attractive investment candidates, with the goal of improving our business. We may not be able to identify other attractive acquisition and investment targets or some of our competitors may have greater financial or managerial resources with which to pursue strategic targets we may pursue. Therefore, even if we are successful in identifying attractive investment targets, we may face considerable competition and be unsuccessful in acquiring such targets.
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

We have issued $600 million in preferred shares, the terms of which restrict us from undertaking certain actions while such preferred shares are outstanding.

Berkshire Hathaway Inc. (“Berkshire Hathaway”) provided $600 million of financing for the ION acquisition in exchange for Series A Preferred Shares of the Company. The preferred shares are redeemable at the option of Scripps beginning on January 7, 2026, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as Scripps pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the rest of time that the preferred shares are outstanding. Under the terms of the preferred shares, Scripps is subject to certain restrictions, including being prohibited from paying dividends on and purchasing its common shares until all preferred shares are redeemed. While the preferred shares are outstanding, we may also not issue any additional preferred shares or any shares of any other series of preferred without the consent of Berkshire Hathaway. These restrictions may limit our flexibility to pursue other strategic opportunities.

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

•major world events and geopolitical conditions;

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

•operating and stock performance of companies that investors may consider to be comparable to us; and

•changes in the regulatory environment, including rulemaking or other actions by the FCC or the SEC.

There can be no assurance that the price of our Class A Common shares will not fluctuate or decline significantly. The stock market may experience considerable price and volume fluctuations that could be unrelated or disproportionate to the operating performance of individual companies and that could adversely affect the price of our Class A Common shares, regardless of the Company’s operating performance. Stock price volatility might be higher if the trading volume of our Class A Common shares is low. Furthermore, shareholders may initiate securities class action lawsuits if the market price of our Class A Common shares declines significantly, which may cause us to incur substantial costs and divert the time and attention of our management.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

As of December 31, 2022, we had approximately $2.9 billion in aggregate principal amount of outstanding indebtedness, approximately $818 million of which constituted senior unsecured debt, $523 million of which constituted senior secured debt and $1.6 billion of which constituted the aggregate principal amount of term loans under our Credit Agreement. We have the ability to incur up to $400 million of indebtedness under our Credit Agreement, all of which is secured indebtedness, effectively ranking senior to unsecured indebtedness to the extent of the value of the assets securing such indebtedness.

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

The United Kingdom’s Financial Conduct Authority announced the intent to phase out LIBOR. LIBOR was no longer used to price new loans starting in 2022, and the index will formally be phased out in the United States by June 30, 2023. The United States has identified the Secured Overnight Financing Rate (“SOFR”) as the replacement for LIBOR. Our Credit Agreement has replacement rate language in place that will provide for transition to the new SOFR benchmark, but an amendment will be required. The utilization of SOFR may produce higher rates than those that would have been in effect prior to any LIBOR phase-out, which could negatively impact our interest expense, results of operations and cash flow.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	48	President and Chief Executive Officer (since August 2017)
Jason Combs	46	Executive Vice President and Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
Lisa A. Knutson	57	Chief Operating Officer (since January 2023); President, Scripps Networks (since January 2021); Executive Vice President, Chief Financial Officer (October 2017 to January 2021)
Brian G. Lawlor	56	President, Scripps Sports (since December 2022); President, Local Media (since August 2017)
Laura M. Tomlin	47	Executive Vice President, Chief Administrative Officer (since January 2021); Executive Vice President, National Media (November 2019 to January 2021), Senior Vice President, National Media (2017 to 2019)
William Appleton	74	Executive Vice President, General Counsel (since August 2017)
Daniel W. Perschke	43	Vice President, Controller (Principal Accounting Officer) (since November 2020); Vice President, Assistant Controller (January 2018 to November 2020)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2022, there were approximately 14,500 owners of our Class A Common shares, based on security position listings, and approximately 50 owners of our Common Voting shares (which do not have a public market).

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under the terms of the preferred stock issued in 2021 to Berkshire Hathaway, Inc., we are prohibited from repurchasing our common shares until all preferred shares are redeemed. See Note 18. Capital Stock and Share-Based Compensation Plans in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2017, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative total return of the S&P 500 Index and the cumulative total return of the NASDAQ US Benchmark Media TR Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

The E. W. Scripps Company
S&P 500 Index - Total Return
NASDAQ US Benchmark Media TR index
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022

The E.W. Scripps Company	$100.00	$101.99	$103.14	$102.28	$129.44	$88.22
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
NASDAQ US Benchmark Media TR Index	100.00	94.55	126.84	158.13	159.60	92.58

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 24, 2023, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	8-K	000-16914	99.03	2/17/2009
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
3.03	Amendment to Amended Articles of Incorporation of The E. W. Scripps Company	8-K	000-16914	3.1	3/11/2015
3.04	Amendment to Articles of Incorporation	8-K	001-10701	4.2	1/4/2021
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
4.02	First Amendment to Warrant Agreement dated as of May 14, 2021	8-K	001-10701	4.2	5/14/2021
10.01	The E.W. Scripps Company 2010 Long-Term Incentive Plan (Amended and Restated as of May 6, 2019)	10-K	001-10701	10.01	12/31/2019
10.02	Amendment No. 1 to The E.W. Scripps Company 2010 Long-Term Incentive Plan	10-Q	000-16914	10.02	9/30/2017
10.03	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.04	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.05	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	*	001-10701	10.05	12/31/2022
10.06	Second Amended and Restated Scripps Family Agreement	SC 13D/A	005-43473	99.1	4/5/2021
10.07	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.08	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.09	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	8/2/2022
10.10	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.11	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-Q	000-16914	10.15	9/30/2017
10.12	Employee Restricted Share Unit Agreement	10-Q	000-16914	10.16	9/30/2017
10.13	CEO Performance-Based Restricted Share Unit Agreement	8-K	001-10701	10.2	8/2/2022
10.14	CEO Time-Based Restricted Share Unit Agreement	8-K	001-10701	10.3	8/2/2022
10.15	5.125% Senior Notes due 2025 Purchase Agreement dated April 20, 2017	8-K	000-16914	10.1	4/20/2017
10.16	Indenture dated as of April 28, 2017	8-K	000-16914	10.1	4/28/2017
10.17	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019 and the Sixth Amendment, dated as of January 7, 2021)	8-K	001-10701	10.1	1/4/2021
10.18	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
10.19	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
10.20	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
10.21	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.2	9/23/2020
10.22	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
14	The E.W. Scripps Company Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers	*	001-10701	14	12/31/2022
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 24, 2023	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 24, 2023.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Jason Combs	Executive Vice President and Chief Financial Officer
Jason Combs	(Principal Financial Officer)

/s/ Daniel W. Perschke	Vice President, Controller
Daniel W. Perschke	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles L. Barmonde	Director
Charles L. Barmonde

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ John W. Hayden	Director
John W. Hayden

/s/ Burton Jablin	Director
Burton Jablin

/s/ Anne M. La Dow	Director
Anne M. La Dow

/s/ Leigh Radford	Director
Leigh Radford

/s/ R. Michael Scagliotti	Director
R. Michael Scagliotti

/s/ Kim Williams	Chair of the Board of Directors
Kim Williams

The E.W. Scripps Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2021 and 2020, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2021 Form 10-K.

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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of local television stations and national news and entertainment networks. We serve audiences and businesses in our Local Media division through a portfolio of 61 local television stations in 41 markets. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. In our Scripps Networks division, we operate nine national news and entertainment networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Scripps News and TrueReal – each reaches well over 90% of U.S. television households over-the-air. Effective the beginning of 2023, we merged our nationally focused news resources into a Scripps News division. Scripps News combines the development and distribution of Newsy programming content, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation will more efficiently serve national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices through our Nuvyyo business.

In December of 2022, we launched our Scripps Sports division to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our 61 local television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Our sports division will be comprised of a limited number of personnel that will seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred will reside within those respective businesses.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over-the-air, and all of our television brands can also be found on free streaming platforms. During 2022, we continued to expand in the fast-growing connected television marketplace, as well as continued to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps has launched a major national consumer marketing campaign to broaden antenna use even more, as well as working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. In 2022, we incurred $13.2 million of costs related to this advertising campaign.

During 2022, we redeemed $59.0 million of the 2027 Senior Notes at a weighted-average redemption price equal to 97.77% of the aggregate principal amount plus accrued and unpaid interest, $26.6 million of the 2029 Senior Notes at a weighted-average redemption price equal to 93.59% of the aggregate principal amount plus accrued and unpaid interest and

$85.9 million of the 2031 Senior Notes at a weighted-average redemption price equal to 89.51% of the aggregate principal amount plus accrued and unpaid interest. The redemptions resulted in a gain on extinguishment of debt of $8.6 million, as the notes were redeemed for total consideration below par value of the notes. The notes were redeemed with cash on hand. During 2022, we also made additional principal payments on the 2028 term loan totaling $100 million.

Preferred stock dividends paid in 2022 and 2021 totaled $48.0 million and $45.1 million, respectively. Dividends paid to shareholders of our common stock totaled $16.6 million in 2020. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

In January of 2023, we announced a strategic restructuring and reorganization of the Company that will further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We currently anticipate this effort will result in at least $40 million in annual savings, which will include reductions in a variety of areas.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2022	Change	2021	Change	2020

Operating revenues	$2,453,215	7.4%	$2,283,532	22.9%	$1,857,478
Cost of revenues, excluding depreciation and amortization	(1,233,769)	11.5%	(1,106,226)	19.0%	(929,748)
Selling, general and administrative expenses, excluding depreciation and amortization	(623,161)	4.7%	(595,105)	19.6%	(497,748)
Acquisition and related integration costs	(1,642)		(40,373)		(18,678)
Restructuring costs	—		(9,436)		—
Depreciation and amortization of intangible assets	(160,433)		(161,922)		(107,155)
Gains (losses), net on disposal of property and equipment	(5,866)		30,275		(661)
Operating income	428,344		400,745		303,488
Interest expense	(161,130)		(165,164)		(92,994)
Gain (loss) on extinguishment of debt	8,589		(15,347)		—
Defined benefit pension plan income (expense)	2,613		(343)		(4,388)
Gain on sale of Triton business	—		81,784		—
Losses on stock warrant	—		(99,118)		—
Miscellaneous, net	(1,953)		(15,469)		2,914
Income from continuing operations before income taxes	276,463		187,088		209,020
Provision for income taxes	(80,561)		(71,189)		(55,456)
Income from continuing operations, net of tax	195,902		115,899		153,564
Income from discontinued operations, net of tax	—		6,813		115,769
Net income	$195,902		$122,712		$269,333

On January 7, 2021, we acquired the national broadcast network, ION Media Networks, Inc., on March 31, 2021, we completed the sale of our Triton business and on December 30, 2020, we completed the sale of our WPIX television station.

The inclusion or exclusion of operating results from these businesses for the periods subsequent to the acquisition or disposition impacts the comparability of our consolidated and segment operating results.
2022 compared with 2021

Operating revenues increased $170 million or 7.4% in 2022 compared to 2021. Revenue benefited from higher political and distribution revenues in our Local Media group.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $128 million or 12% in 2022 compared to 2021. Programming costs, the primary driver of fluctuations in cost of revenues, increased $95.1 million year-over-year, attributed to higher network affiliation fees at our Local Media stations and Scripps Networks, reflecting contractual rate increases. Additionally, syndicated programming expense increased at Scripps Networks attributable to the new networks launched in 2021, continued investment in new series programming for the networks and an increase in production of our original programming.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $28.1 million or 4.7% in 2022 compared to 2021, primarily attributed to higher business costs across various categories as employees have returned to our station and office locations and resumed more normal operating procedures.

Acquisition and related integration costs were $1.6 million in 2022. The acquisition and related integration costs of $40.4 million in 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION acquisition.

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

Depreciation and amortization expense decreased slightly at $160 million in 2022 compared to $162 million in 2021.

Gains from the disposal of property and equipment in 2021 primarily reflect a $32.6 million gain from the sale of our KMGH Denver station's building.

Interest expense decreased $4.0 million in 2022 when compared to the prior year due to the additional term loan B payments and bond repurchases made during the second half of 2021 and throughout 2022. The impact of rising interest rates during 2022 partially offset the reduction in interest expense attributed to lower outstanding debt balances.

During 2022, we redeemed $59.0 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $85.9 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $8.6 million, as the notes were redeemed for total consideration below par value of the notes. In 2021, we redeemed the outstanding principal amount of our 2025 Senior Notes, $15.4 million of our 2027 Senior Notes and $22.0 million of our 2031 Senior Notes. These 2021 redemptions resulted in a loss on extinguishment of debt of $15.3 million, representing the premiums paid on the notes and write-offs of unamortized debt financing costs.

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

The effective income tax rate was 29% and 38% for 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are due to the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.0 million benefit in 2022 and $1.7 million benefit in 2021), state deferred rate changes ($3.4 million expense in 2022) and state NOL valuation allowance changes. Additionally, a non-deductible expense of $102.6 million was recorded in 2021 related to preferred stock issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the Consolidated Financial Statements is as follows:

	For the years ended December 31,
(in thousands)	2022	Change	2021	Change	2020

Segment operating revenues:
Local Media	$1,494,357	13.3%	$1,319,468	(11.3)%	$1,488,237
Scripps Networks	961,242	1.0%	951,883		309,076
Other	14,628	(45.7)%	26,924	(63.1)%	73,010
Intersegment eliminations	(17,012)	15.4%	(14,743)	14.8%	(12,845)
Total operating revenues	$2,453,215	7.4%	$2,283,532	22.9%	$1,857,478
Segment profit (loss):
Local Media	$386,369	44.1%	$268,140	(39.6)%	$444,243
Scripps Networks	310,336	(20.3)%	389,278		28,324
Other	(18,140)		359	(98.0)%	18,173
Shared services and corporate	(82,280)	8.9%	(75,576)	24.4%	(60,758)
Acquisition and related integration costs	(1,642)		(40,373)		(18,678)
Restructuring costs	—		(9,436)		—
Depreciation and amortization of intangible assets	(160,433)		(161,922)		(107,155)
Gains (losses), net on disposal of property and equipment	(5,866)		30,275		(661)
Interest expense	(161,130)		(165,164)		(92,994)
Gain (loss) on extinguishment of debt	8,589		(15,347)		—
Defined benefit pension plan income (expense)	2,613		(343)		(4,388)
Gain on sale of Triton business	—		81,784		—
Losses on stock warrant	—		(99,118)		—
Miscellaneous, net	(1,953)		(15,469)		2,914
Income from continuing operations before income taxes	$276,463		$187,088		$209,020

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

Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2022	Change	2021	Change	2020

Segment operating revenues:
Core advertising	$626,095	(5.7)%	$663,864	8.9%	$609,537
Political	198,519		22,693	(91.5)%	266,683
Distribution	655,499	6.2%	617,305	3.8%	594,509
Other	14,244	(8.7)%	15,606	(10.9)%	17,508
Total operating revenues	1,494,357	13.3%	1,319,468	(11.3)%	1,488,237
Segment costs and expenses:
Employee compensation and benefits	425,840	(1.9)%	433,989	(3.1)%	447,669
Programming	481,712	9.8%	438,719	8.2%	405,604
Other expenses	200,436	12.2%	178,620	(6.3)%	190,721
Total costs and expenses	1,107,988	5.4%	1,051,328	0.7%	1,043,994
Segment profit	$386,369	44.1%	$268,140	(39.6)%	$444,243

On December 30, 2020, we completed the sale of our WPIX television station. The exclusion of operating results from WPIX for the periods subsequent to the disposition impacts the comparability of our Local Media segment operating results.

2022 compared with 2021

Revenues

Total Local Media revenues increased $175 million or 13% in 2022 compared to 2021 driven by year-over-year increases of $38.2 million in distribution revenues and $176 million in political revenues during this election year. While distribution revenues have been affected by subscriber losses by the MVPDs, particularly among cable and satellite providers, rate increases have more than offset those subscriber declines. Core advertising revenues decreased $37.8 million or 5.7% in 2022 compared to 2021. Strong core performance in the first quarter of 2022 was offset by softness during the remainder of 2022, reflecting the impact of macroeconomic conditions and the displacement of spots from political advertisements.

Costs and expenses

Employee compensation and benefits decreased $8.1 million or 1.9% in 2022 compared to 2021, reflecting lower bonus, stock compensation and employee benefit costs.

Programming expense increased $43.0 million or 9.8% in 2022 compared to 2021. Network affiliation fees have been increasing industry-wide due to higher rates on renewals, as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses increased $21.8 million or 12% in 2022 compared to 2021. The increase reflects an increase in business costs across various categories as employees have returned to our station locations and resumed more normal operating procedures.

Scripps Networks — Our Scripps Networks segment is comprised of nine national television networks - ION, Bounce, Court TV, Defy TV, Grit, ION Mystery, Laff, Scripps News and TrueReal. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.

Operating results for our Scripps Networks segment were as follows:

	For the years ended December 31,
(in thousands)	2022	Change	2021	Change	2020

Total operating revenues	$961,242	1.0%	$951,883		$309,076
Segment costs and expenses:
Employee compensation and benefits	120,202	16.0%	103,624	87.3%	55,330
Programming	342,835	18.8%	288,484		137,305
Other expenses	187,869	10.2%	170,497	93.5%	88,117
Total costs and expenses	650,906	15.7%	562,605		280,752
Segment profit	$310,336	(20.3)%	$389,278		$28,324

On January 7, 2021, we acquired the national broadcast network, ION Media Networks, Inc. The inclusion of operating results from this business for the periods subsequent to the acquisition impacts the comparability of our consolidated and segment operating results.

2022 compared with 2021

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, increased $9.4 million or 1.0% in 2022 compared to 2021. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2022, our Scripps Networks brands experienced softness within the national advertising marketplace as macroeconomic challenges, such as cost inflation and supply chain disruptions, impacted advertiser budgets. Scripps Networks revenues reflect the benefits of year-over-year increases in advertising spots available for sale, the expanded distribution of our networks on connected TV ("CTV") platforms and higher overall pricing in general market advertising, offset by the impacts of lower ratings in our key monetized demographics and a decline in direct response advertising rates that reflects the softness in the national advertising marketplace. Revenues in 2022 also reflect the benefit of incremental revenues earned from the July 2021 launch of the Defy TV and TrueReal networks and the acquisition of ION, which closed on January 7, 2021.
Cost and Expenses

Employee compensation and benefits increased $16.6 million or 16% in 2022 compared to 2021, reflecting additional hiring to support both the continued investment in our national news networks and the 2021 network launches.

Programming expense increased $54.4 million or 19% in 2022 compared to 2021. The increase is driven by the launch of two new networks in July 2021, continued investment in new series and additional seasons of programming for the networks, increased production of original programming and higher affiliate fees reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses increased $17.4 million or 10% in 2022 compared to 2021. The increase is partly due to higher rating services costs, reflecting increases from the contractual fees that are tied to our revenues as well as additional network ratings added during the year. The increase is also driven by the addition of new networks in 2021, higher hosting fees tied to CTV revenue growth and the incurrence of higher costs supporting the growth of our Scripps Networks' businesses as well as the return to more normal business operating procedures.

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

Shared services and corporate expenses were up year-over-year with $82.3 million in 2022 and $75.6 million in 2021, reflecting increases in employee compensation and professional and miscellaneous services.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risks and uncertainties. At the end of December 2022, we had $18.0 million of cash on hand and $393 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	For the years ended December 31,
(in thousands)	2022	2021

Net cash provided by operating activities	$311,423	$237,000
Net cash used in investing activities	(66,393)	(2,455,996)
Net cash provided by (used in) financing activities	(327,483)	693,475
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)
Decrease in cash, cash equivalents and restricted cash	$(82,453)	$(1,525,541)

Cash flows from operating activities

Cash provided by operating activities increased $74.4 million in 2022 compared to 2021. Year-over-year change in cash provided by operating activities was favorably impacted from a $14.1 million year-over-year increase in segment profit, a cash outlay decrease of $32.1 million for programming investments in excess of programming amortization and a $38.7 million decrease in acquisition and related integration costs. These favorable operating cash impacts were partially offset by a $24.5 million increase in interest paid. In January 2022, all three of our senior notes had interest payments due versus only one having a payment due in January 2021.

Cash flows from investing activities

Cash used in investing activities was $66.4 million in 2022 compared to $2.5 billion in 2021. Investing activities in 2022 reflect the $13.8 million acquisition of Nuvyyo. Investing activities in 2021 reflect the $2.7 billion acquisition of ION, $225 million of net proceeds from the sale of our Triton business and $34.3 million of proceeds from the building sale at our Denver KMGH television station. Capital expenditures totaled $45.8 million in 2022 and $60.7 million in 2021.

Cash flows from financing activities

Cash used in financing activities was $327 million in 2022 compared to cash provided by financing activities of $693 million in 2021. During the full year of 2022, we redeemed $59.0 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes, $85.9 million of our 2031 Senior Notes and made additional principal payments on the 2028 term loan totaling $100 million. On January 7, 2021, we issued an $800 million term loan B and $600 million of preferred equity shares to Berkshire Hathaway in connection with the closing of the ION acquisition. During 2021, we redeemed the $400 million outstanding principal amount of our 2025 Senior Notes, $15.4 million of the 2027 Senior Notes, $22.0 million of the 2031 Senior Notes and made additional principal payments on term loans totaling $125 million. Preferred stock dividends were $48.0 million and $45.1 million in 2022 and 2021, respectively.

Debt

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million Revolving Credit Facility that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility’s term. In connection with our credit agreement, we also have $1.6 billion of outstanding balance on our term loans. The annual required principal payments on these term loans total $18.6 million and the earliest maturity date for any of the loans is October of 2024.

As of December 31, 2022, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.
Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the fourth quarter of 2024. Our revolving credit facility permits maximum leverage of 4.5 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. Based upon our current outlook, we expect to be in compliance with that covenant.

Debt Repurchase Program

In February 2023, our Board of Directors provided a new debt repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization was due to expire on March 1, 2023.

Equity

With the closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., ("Berkshire Hathaway"), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends paid in 2022 and 2021 totaled $48.0 million and $45.1 million, respectively. Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.

Contractual Obligations
The following table summarizes contractual cash obligations as of December 31, 2022:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt: (a)
Principal amounts	$18,612	$312,474	$1,155,268	$1,434,427	$2,920,781
Interest on debt	174,891	323,808	212,922	85,911	797,532
Programming: (b)
Program licenses, network affiliations and other programming commitments	793,599	1,270,457	403,542	33,693	2,501,291
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,302	2,884	2,833	19,542	26,561
Employment and talent contracts (c)	92,084	84,444	6,216	2	182,746
Pension obligations (d)	1,411	13,911	30,728	5,450	51,500
Leases (e)	28,566	47,545	37,189	136,378	249,678
Other purchase and service commitments (f)	62,953	45,162	3,971	62	112,148
Total contractual cash obligations	$1,173,418	$2,100,685	$1,852,669	$1,715,465	$6,842,237

(a) — Refer to Note 11. Long-Term Debt of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Interest amounts included in the table may differ from amounts actually paid due to changes in LIBOR.

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

(d) — Contractual commitments summarized include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2022, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time. Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the "over 5 years" column include estimated payments for the periods of 2028-2032. While benefit payments under these plans are expected to continue beyond 2032, we do not believe it is practicable to estimate payments beyond this period.

(e) — Refer to Note 9. Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(f) — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table are purchase orders placed as of December 31, 2022. The table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2022, our reserves for income taxes totaled $14.1 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill for each reporting unit must be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of the reporting unit is less than its carrying value, we would be required to record an impairment charge.
The following is goodwill by reporting unit as of December 31, 2022:

(in thousands)

Local Media	$905,494
Scripps Networks	2,007,890
Other	7,190
Total goodwill	$2,920,574

For our annual goodwill impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill. Our annual impairment testing for goodwill indicated that the fair value of our Local Media reporting unit exceeded its carrying value by 30% and the fair value of our Scripps Networks reporting unit exceeded its carrying value by 2.5%. A 50 basis point increase in the discount rate or a decrease of $25 million in the annual cash flows used in the discounted cash flow analysis could result in the fair value of the Scripps Networks reporting unit being less than carrying value.
We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2022, the carrying value of our television FCC licenses was $780 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach”. This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $125 million.
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
The assumptions used in accounting for our defined benefit pension plan for 2022 and 2021 are as follows:

	2022	2021

Discount rate for expense	2.95%	2.64%
Discount rate for obligation	5.47%	2.95%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligation is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligation as of December 31, 2022 by approximately $22.3 million and decrease or increase 2023 pension expense by approximately $1.0 million.

Under our asset allocation strategy, approximately 55% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 45% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2023 expected long-term rate of return on plan assets would increase or decrease our 2023 pension expense by approximately $2.3 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plan and SERPs of $102.4 million at December 31, 2022. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2022, we had an actuarial loss of $9.1 million.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at LIBOR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in LIBOR would increase annual interest expense on our variable rate borrowings by approximately $15.8 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$—	$—
Senior secured notes, due in 2029	523,356	426,535	550,000	553,377
Senior unsecured notes, due in 2027	425,667	384,697	484,655	508,282
Senior unsecured notes, due in 2031	392,071	316,107	477,958	488,712
Term loan, due in 2024	284,250	279,631	287,250	286,999
Term loan, due in 2026	736,437	725,850	744,049	744,168
Term loan, due in 2028	559,000	545,025	667,000	667,740
Long-term debt, including current portion	$2,920,781	$2,677,845	$3,210,912	$3,249,278

Financial instruments subject to market value risk:
Investments held at cost	$20,890	(a)	$15,431	(a)
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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2022. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2022. This report appears on page F-18.
Date: February 24, 2023
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Scripps Networks’ Goodwill — Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment, including within the Scripps Networks reporting unit (“Scripps Networks”), on at least an annual basis, with an annual impairment testing date during the fourth quarter of each year. Within the Company’s quantitative annual impairment testing, the fair value of Scripps Networks is compared to its carrying value. As of December 31, 2022, Scripps Networks’ goodwill balance was approximately $2 billion.

We identified the valuation of Scripps Networks as a critical audit matter because of the significant estimates and assumptions management utilized in determining such fair value. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of the discount rate and long-term growth rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future cash flows as well as the selection of the discount rate and long-term growth rate for purposes of estimating the fair value of Scripps Networks included the following, among others:

•We inquired of management to understand the process being used by the Company to determine the valuation of Scripps Networks.

•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of Scripps Networks, including controls over forecasts of projected future cash flows as well as the selection of the discount rate and long-term growth rate.

•We evaluated the reasonableness of management’s projected future cash flows by comparing the forecasts to:

•Historical cash flows.

•Underlying analysis detailing business strategies and growth plans, including consideration of the current economic environment.

•Internal communications to management and the Board of Directors.

•Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies utilized along with valuation assumptions including the discount rate and long-term growth rate selected by:

•Testing the source information underlying the determination of the discount rate and long-term growth rate and testing the mathematical accuracy of the calculations.

•Developing a range of independent estimates for the discount rate and comparing those to the rate selected by management.

•Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term growth rate selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2023

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2023

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$18,027	$66,223
Restricted cash	—	34,257
Accounts receivable (less allowances — $4,963 and $4,256)	600,098	572,525
FCC repack receivable	—	773
Miscellaneous	25,816	28,503
Total current assets	643,941	702,281
Investments	23,144	21,632
Property and equipment	458,600	456,945
Operating lease right-of-use assets	117,869	124,821
Goodwill	2,920,574	2,913,384
Other intangible assets	1,821,254	1,910,311
Programming	427,962	510,316
Miscellaneous	17,661	18,624
Total Assets	$6,431,005	$6,658,314

Liabilities and Equity
Current liabilities:
Accounts payable	$82,710	$83,931
Unearned revenue	18,183	20,000
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	44,590	68,545
Programming liability	167,131	180,269
Accrued interest	31,087	34,973
Miscellaneous	52,891	50,667
Other current liabilities	69,801	54,883
Total current liabilities	485,005	511,880
Long-term debt (less current portion)	2,853,793	3,129,393
Deferred income taxes	370,457	356,777
Operating lease liabilities	106,866	113,892
Other liabilities (less current portion)	484,059	575,938
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	412,244	409,939
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2022 - 71,649,335 shares; 2021 - 70,646,007 shares	717	707
Voting — authorized: 60,000,000 shares; issued and outstanding: 2022 - 11,932,722 shares; 2021 - 11,932,722 shares	119	119
Total preferred and common stock	413,080	410,765
Additional paid-in capital	1,444,501	1,428,460
Retained earnings	350,715	205,118
Accumulated other comprehensive loss, net of income taxes	(77,471)	(73,909)
Total equity	2,130,825	1,970,434
Total Liabilities and Equity	$6,431,005	$6,658,314
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2022	2021	2020

Operating Revenues:
Advertising	$1,757,389	$1,614,814	$1,187,581
Distribution	660,317	620,454	592,514
Other	35,509	48,264	77,383
Total operating revenues	2,453,215	2,283,532	1,857,478
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	1,233,769	1,106,226	929,748
Selling, general and administrative expenses, excluding depreciation and amortization	623,161	595,105	497,748
Acquisition and related integration costs	1,642	40,373	18,678
Restructuring costs	—	9,436	—
Depreciation	61,943	58,357	50,416
Amortization of intangible assets	98,490	103,565	56,739
Losses (gains), net on disposal of property and equipment	5,866	(30,275)	661
Total operating expenses	2,024,871	1,882,787	1,553,990
Operating income	428,344	400,745	303,488
Interest expense	(161,130)	(165,164)	(92,994)
Gain (loss) on extinguishment of debt	8,589	(15,347)	—
Defined benefit pension plan income (expense)	2,613	(343)	(4,388)
Gain on sale of Triton business	—	81,784	—
Losses on stock warrant	—	(99,118)	—
Miscellaneous, net	(1,953)	(15,469)	2,914
Income from continuing operations before income taxes	276,463	187,088	209,020
Provision for income taxes	80,561	71,189	55,456
Income from continuing operations, net of tax	195,902	115,899	153,564
Income from discontinued operations, net of tax	—	6,813	115,769
Net income	195,902	122,712	269,333
Preferred stock dividends	(50,305)	(49,372)	—
Net income attributable to the shareholders of The E.W. Scripps Company	$145,597	$73,340	$269,333

Net income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$1.71	$0.79	$1.84
Income from discontinued operations	—	0.08	1.39
Net income per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$1.71	$0.87	$3.23

Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income from continuing operations	$1.62	$0.74	$1.83
Income from discontinued operations	—	0.08	1.39
Net income per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$1.62	$0.81	$3.21

Weighted average shares outstanding:
Basic	83,220	82,327	81,418
Diluted	87,346	87,979	81,831
See Notes to Consolidated Financial Statements.
The sum of net income per share from continuing and discontinued operations may not equal the reported total net income per share as each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2022	2021	2020

Net income	$195,902	$122,712	$269,333
Changes in defined benefit pension plans, net of tax of $(1,158), $8,086, and $(328)	(3,614)	26,076	(1,055)
Other, net of tax of $17, $42 and $(23)	52	134	(75)
Total comprehensive income attributable to preferred and common stockholders	$192,340	$148,922	$268,203
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2022	2021	2020

Cash Flows from Operating Activities:
Net income	$195,902	$122,712	$269,333
Income from discontinued operations, net of tax	—	6,813	115,769
Income from continuing operations, net of tax	195,902	115,899	153,564
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	160,433	161,922	107,155
Losses (gains), net on disposal of property and equipment	5,866	(30,275)	661
Loss (gain) on extinguishment of debt	(8,589)	15,347	—
Gain on sale of Triton business	—	(81,784)	—
Losses on stock warrant	—	99,118	—
Programming assets and liabilities	(27,144)	(59,233)	(16,966)
Restructuring impairment charges	—	7,050	—
Deferred income taxes	12,915	9,725	80,641
Stock and deferred compensation plans	19,461	25,963	17,859
Pension contributions, net of income/expense	(29,196)	(24,707)	(29,687)
Other changes in certain working capital accounts, net	(35,800)	(4,221)	34,094
Miscellaneous, net	17,575	(3,867)	8,009
Net cash provided by operating activities from continuing operations	311,423	230,937	355,330
Net cash provided by (used in) operating activities from discontinued operations	—	6,063	(77,936)
Net operating activities	311,423	237,000	277,394
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(13,797)	(2,677,755)	(7,103)
Proceeds from sale of Triton Digital, net of cash disposed	—	224,990	—
Proceeds from sale of WPIX television station	—	—	83,738
Additions to property and equipment	(45,792)	(60,744)	(44,949)
Acquisition of intangible assets	—	(430)	(1,883)
Purchase of investments	(7,373)	(12,030)	(8,309)
Proceeds from FCC repack	2,670	20,062	28,365
Miscellaneous, net	(2,101)	39,911	5,319
Net cash provided by (used in) investing activities from continuing operations	(66,393)	(2,465,996)	55,178
Net cash provided by investing activities from discontinued operations	—	10,000	262,244
Net investing activities	(66,393)	(2,455,996)	317,422
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	800,000	1,050,000
Proceeds from issuance of preferred stock	—	600,000	—
Payments on long-term debt	(278,095)	(580,999)	(10,612)
Premium paid on debt extinguishment	—	(11,106)	—
Payments for capitalized preferred stock issuance costs	—	(11,526)	—
Payments on financing costs	—	(50,597)	—
Dividends paid on common and preferred stock	(48,000)	(45,067)	(16,574)
Tax payments related to shares withheld for vested stock and RSUs	(8,872)	(7,174)	(2,881)
Miscellaneous, net	7,484	(56)	(21,754)
Net cash provided by (used in) financing activities from continuing operations	(327,483)	693,475	998,179
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	(20)	58
Increase (decrease) in cash, cash equivalents and restricted cash	(82,453)	(1,525,541)	1,593,053
Cash, cash equivalents and restricted cash:
Beginning of year	100,480	1,626,021	32,968
End of year	$18,027	$100,480	$1,626,021

Supplemental Cash Flow Disclosures
Interest paid	$150,796	$126,257	$82,532
Income taxes paid (refunded)	$61,744	$102,473	$(13,222)
Non-cash investing and financing information
Capital expenditures included in accounts payable	$2,254	$4,145	$2,511
Accrued debt issuance costs	$—	$—	$45,243
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2019	$—	$810	$1,117,095	$(120,981)	$(98,989)	$897,935
Comprehensive income (loss)	—	—	—	269,333	(1,130)	268,203
Cash dividend: declared and paid - $0.20 per share	—	—	—	(16,574)	—	(16,574)
Compensation plans: 767,393 net shares issued *	—	7	13,694	—	—	13,701
As of December 31, 2020	—	817	1,130,789	131,778	(100,119)	1,163,265
Comprehensive income (loss)	—	—	—	122,712	26,210	148,922
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends, $7,511 per share	2,305	—	—	(49,372)	—	(47,067)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 851,090 net shares issued *	—	9	17,713	—	—	17,722
As of December 31, 2021	409,939	826	1,428,460	205,118	(73,909)	1,970,434
Comprehensive income (loss)	—	—	—	195,902	(3,562)	192,340
Preferred stock dividends, $8,000 per share	2,305	—	—	(50,305)	—	(48,000)
Compensation plans: 1,003,328 net shares issued *	—	10	16,041	—	—	16,051
As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
* Net of tax payments related to shares withheld for vested stock and RSUs of $8,872 in 2022, $7,174 in 2021 and $2,881 in 2020.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses provide content and services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, Scripps Networks and Other. Additional information for our business segments is presented in the Notes to Consolidated Financial Statements.
Basis of Presentation — Certain amounts in the prior periods have been reclassified to conform to the current period's presentation.

Our presentation for operating revenues in 2022 includes a new caption titled “Distribution” revenues. This caption includes amounts that were previously reported within our “Retransmission and carriage” revenue caption and also includes subscription revenues that were previously captured within our “Other” revenue caption. Amounts previously reported in 2021 and 2020 within these prior revenue captions have been reclassified to conform to the 2022 presentation.
Concentration Risks — Our operations are geographically dispersed and we have a diverse customer base. We believe bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on our financial position, results of operations or cash flows.
We derive approximately 72% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Consolidation — The Consolidated Financial Statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and variable interest entities ("VIEs") for which we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. Noncontrolling interest represents an owner’s share of the equity in certain of our consolidated entities. All intercompany transactions and account balances have been eliminated in consolidation.

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

Distribution Revenues — We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our broadcast signals. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has and the contracted rate per subscriber.
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
Distribution — Our primary source of distribution revenue is from retransmission consent contracts with MVPDs. Retransmission revenues are considered licenses of functional intellectual property and are recognized at the point in time the content is transferred to the customer. MVPDs report their subscriber numbers to us generally on a 30- to 90-day lag. Prior to receiving the MVPD reporting, we record revenue based on estimates of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.
Cost of Revenues — Cost of revenues reflects the cost of providing our broadcast signals, programming and other content to respective distribution platforms. The costs captured within the cost of revenues caption include programming, content distribution, satellite transmission fees, production and operations and other direct costs.
Cash Equivalents — Cash equivalents represent highly liquid investments with maturity of less than three months when acquired.
Contract Balances — Timing of revenue recognition may differ from the timing of cash collection from customers. We record a receivable when revenue is recognized prior to cash receipt, or unearned revenue when cash is collected in advance of revenue being recognized.
We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Payment terms may vary by contract type, although our terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2020	$3,346
Charged to costs and expenses	3,305
Amounts charged off, net	(3,208)
Balance as of December 31, 2020	3,443
Charged to costs and expenses	1,987
Amounts charged off, net	(1,174)
Balance as of December 31, 2021	4,256
Charged to costs and expenses	1,674
Amounts charged off, net	(967)
Balance as of December 31, 2022	$4,963

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $18.2 million at December 31, 2022 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $20.0 million at December 31, 2021. We recorded $16.4 million of revenue in 2022 that was included in unearned revenue at December 31, 2021.
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
For our program assets available for broadcast, estimated amortization for each of the next five years is $149.9 million in 2023, $106.1 million in 2024, $64.8 million in 2025, $45.3 million in 2026, $23.6 million in 2027 and $11.3 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. The unamortized balance of program assets are classified as non-current assets in our Consolidated Balance Sheets.
Program rights liabilities payable within the next twelve months are included as current liabilities and noncurrent program rights liabilities are included in other noncurrent liabilities.
FCC Repack — In April 2017, the Federal Communications Commission (“FCC”) began a process of reallocating the broadcast spectrum (“repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.
We recorded a FCC repack receivable for the amount of reimbursable costs due from the FCC, which totaled $0.8 million at December 31, 2021. The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $46.2 million at December 31, 2022 and $48.0 million at December 31, 2021.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property and equipment, other current liabilities and other long-term liabilities in our Consolidated Balance Sheets.

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
FCC licenses represent the value assigned to the broadcast licenses of acquired broadcast television stations. Broadcast television stations are subject to the jurisdiction of the FCC, which prohibits the operation of stations except in accordance with an FCC license. FCC licenses stipulate each station’s operating parameters as defined by channels, effective radiated power and antenna height. FCC licenses are granted for a term of up to eight years, and are renewable upon request. We have never had a renewal request denied and all previous renewals have been for the maximum term.
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
We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are Local Media, Scripps Networks and Nuvyyo.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.4 million at December 31, 2022 and $10.2 million at December 31, 2021. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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

Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 18. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Numerator (for basic and diluted earnings per share)
Income from continuing operations, net of tax	$195,902	$115,899	$153,564
Less income allocated to RSUs	(3,662)	(1,855)	(3,711)
Less preferred stock dividends	(50,305)	(49,372)	—
Numerator for basic and diluted earnings per share	$141,935	$64,672	$149,853
Denominator
Basic weighted-average shares outstanding	83,220	82,327	81,418
Effect of dilutive securities	4,126	5,652	413
Diluted weighted-average shares outstanding	87,346	87,979	81,831
For the years ended December 31, 2022 and 2020, there were 0.1 million and 0.4 million of outstanding RSUs that were anti-dilutive. On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive. Following the amendment date, the EPS calculations include the dilutive impact of the common stock warrant.

2. Recently Adopted and Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board ("FASB") issued new guidance for entities to provide certain disclosures for material government assistance transactions that are accounted for by applying a grant or contribution accounting model by analogy. The guidance was effective for our 2022 annual reporting period and did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

In May 2021, the FASB issued new guidance that clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, the guidance provides a "principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense." The guidance was effective for all entities with fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted the new guidance effective January 1, 2022. The adoption of the guidance did not have an impact on our Consolidated Financial Statements.

In March 2020, the FASB issued new guidance that provides optional expedients and exceptions to certain accounting requirements to facilitate the transition away from the use of the London Interbank Offered Rate ("LIBOR") and other interbank offered rates. The guidance was effective as of March 12, 2020 and the sunset date of the guidance was deferred to December 31, 2024, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We evaluate transactions and contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.

3. Acquisitions

Nuvyyo Acquisition

On January 5, 2022, we acquired Nuvyyo for net cash consideration totaling $13.8 million. Nuvyyo provides consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices. The final purchase price allocation assigned $7.2 million to intangible assets with useful lives ranging from three to five years, $7.2 million to goodwill and the remainder was allocated to various working capital and deferred tax liability accounts. The goodwill, which is not tax deductible, reflects the synergies and increased market penetration expected from combining the operations of Nuvyyo with Scripps. We allocated the goodwill to our Other segment.

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

Pro forma results of operations

Pro forma results of operations, assuming the ION acquisition had taken place at the beginning of 2020, are presented in the following table. The pro forma results do not include Nuvyyo or KCDO, as the impact of these acquisitions, individually or in the aggregate, is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and ION (excluding the results of the divested stations sold to INYO), as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition, or retrospective fair value adjustments to the warrant. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

	For the years ended December 31,
(in thousands, except per share data) (unaudited)	2021	2020

Operating revenues	$2,290,254	$2,395,650
Net income attributable to Scripps shareholders	101,146	275,658
Net income per share:
Basic	$1.19	$3.30
Diluted	1.12	3.29
Pro forma results in 2020 include $47.5 million of non-recurring transaction costs. The pro forma results in 2021 reflect a $38.1 million reversal of ION transaction costs incurred that were already captured in the 2020 pro forma results.

4. Asset Write-Downs and Other Charges and Credits

Income from continuing operations before income taxes was affected by the following:

2022 — Acquisition and related integration costs were $1.6 million during 2022.

During 2022, we redeemed $59.0 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $85.9 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $8.6 million, as the notes were redeemed for total consideration below par value of the notes.

2021 —Acquisition and related integration costs of $40.4 million primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. ("ION") acquisition, which closed on January 7, 2021.

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

2020 — Acquisition and related integration costs of $18.7 million reflect contract termination costs and professional service costs incurred to integrate the Cordillera and Nexstar-Tribune television stations, as well as costs incurred leading up to the ION acquisition, which closed on January 7, 2021.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, other separate state income tax returns for certain of our subsidiary companies, and applicable foreign returns.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Current:
Federal	$56,236	$52,145	$(13,235)
State and local	11,411	9,096	2,478
Foreign	—	(48)	107
Total current income tax provision (benefit)	67,647	61,193	(10,650)
Deferred:
Federal	2,882	6,616	57,755
State and local	10,770	3,087	8,902
Foreign	(738)	293	(551)
Total deferred income tax provision	12,914	9,996	66,106
Provision for income taxes	$80,561	$71,189	$55,456

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2022	2021	2020

Statutory rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	7.0	5.6	4.5
Non-deductible mark-to-market losses	—	11.5	—
Excess tax benefits from stock-based compensation	(0.3)	(0.9)	0.5
Nondeductible expenses	0.2	0.2	0.4
Reserve for uncertain tax positions	0.7	(0.8)	0.7
Other	0.5	1.5	(0.6)
Effective income tax rate	29.1%	38.1%	26.5%
A non-deductible expense of $102.6 million was recorded in 2021 related to preferred stock issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2022	2021

Temporary differences:
Property and equipment	$(46,710)	$(54,292)
Goodwill and other intangible assets	(390,105)	(378,978)
Investments, primarily gains and losses not yet recognized for tax purposes	5,165	2,886
Accrued expenses not deductible until paid	7,897	10,867
Deferred compensation and retiree benefits not deductible until paid	32,174	37,317
Operating lease right-of-use assets	(36,843)	(31,507)
Operating lease liabilities	39,099	33,174
Interest limitation carryforward	6,375	7
Other temporary differences, net	7,305	12,354
Total temporary differences	(375,643)	(368,172)
Federal and state net operating loss carryforwards	20,283	23,863
Valuation allowance for state deferred tax assets	(15,097)	(12,468)
Net deferred tax liability	$(370,457)	$(356,777)

Total state operating loss carryforwards were $436 million at December 31, 2022. Our state tax loss carryforwards expire through 2041. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
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

In July and August 2022, the CHIPS and Science Act, (the “CHIPS Act”), and the Inflation Reduction Act of 2022, (the “IRA”), were signed into law. The IRA introduced a 15% corporate alternative minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. While further guidance on the implementation of the CAMT is expected, we do not expect it will have a material impact to our 2023 effective tax rate. We also do not expect that CHIPS will have a material impact. The IRA also includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact if and when share repurchases are resumed.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Gross unrecognized tax benefits at beginning of year	$10,572	$2,376	$576
Increases in tax positions for prior years	2,965	22,348	166
Decreases in tax positions for prior years	(390)	—	(141)
Increases in tax positions for current years	796	3,164	1,661
Increases (decreases) from lapse in statute of limitations	(173)	(4,234)	114
Decreases due to settlements with taxing authorities	(1,646)	(13,082)	—
Gross unrecognized tax benefits at end of year	$12,124	$10,572	$2,376

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.1 million at December 31, 2022. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2022 and 2021, we had accrued interest related to unrecognized tax benefits of $0.9 million and $1.5 million, respectively, and penalties of $1.2 million and $0.9 million, respectively.
We file income tax returns in the U.S., Canada and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2022, we are no longer subject to federal income tax examinations for years prior to 2018. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2018.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.6 million.

6. Restricted Cash

At December 31, 2021, we had restricted cash of $34.3 million. The balance reflected restricted cash held in escrow from the KMGH Denver television station building sale, which was received in January 2022.

7. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2022	2021

Investments held at cost	$20,890	$15,431
Equity method investments	2,254	6,201
Total investments	$23,144	$21,632
Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of the investments to approximate their carrying values at December 31, 2022 and 2021.

8. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2022	2021

Land and improvements	$65,559	$65,559
Buildings and improvements	245,531	204,819
Equipment	580,001	575,920
Computer software	29,702	29,029
Total	920,793	875,327
Accumulated depreciation	462,193	418,382
Net property and equipment	$458,600	$456,945

9. Leases
We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have remaining lease terms of 1 year to 36 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 totaled $25.9 million and $24.3 million, including short-term lease costs of $1.7 million and $1.8 million, respectively. Amortization of the right-of-use asset for our finance lease totaled $0.1 million in 2022 and interest expense on the finance lease liability totaled $0.2 million in 2022.
Other information related to our leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2022	2021

Balance Sheet Information
Operating Leases
Right-of-use assets	$117,869	$124,821
Other current liabilities	19,599	20,066
Operating lease liabilities	106,866	113,892
Finance Leases
Property and equipment, at cost	28,321	—
Accumulated depreciation	69	—
Property and equipment, net	28,252	—
Other current liabilities	426	—
Other liabilities	28,063	—
Weighted Average Remaining Lease Term
Operating leases	8.22 years	8.35 years
Finance leases	35.50 years	—
Weighted Average Discount Rate
Operating leases	4.34%	4.16%
Finance leases	7.10%	—

	For the years ended December 31,
(in thousands)	2022	2021

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,073	$22,477
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	6,217	17,835
Right-of-use assets obtained in exchange for new finance lease obligations	28,321	—

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases

2023	$28,140	$426
2024	24,395	1,302
2025	20,072	1,776
2026	18,016	1,824
2027	15,474	1,875
Thereafter	44,328	92,050
Total future minimum lease payments	150,425	99,253
Less: Imputed interest	(23,960)	(70,764)
Total	$126,465	$28,489

10. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2019	$1,143,859	$232,742	$85,992	$1,462,593
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2019	926,945	211,742	85,992	1,224,679
Television stations acquisitions adjustments	2,500	—	—	2,500
KCDO acquisition	1,679	—	—	1,679
Sale of WPIX	(24,997)	—	—	(24,997)
Sale of Weathersphere	(633)	—	—	(633)
Omny acquisition adjustment	—	—	(16)	(16)
Balance as of December 31, 2020	$905,494	$211,742	$85,976	$1,203,212

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	905,494	211,742	85,976	1,203,212
ION acquisition	—	1,796,148	—	1,796,148
Sale of Triton	—	—	(85,976)	(85,976)
Balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	905,494	2,007,890	—	2,913,384
Nuvyyo acquisition	—	—	7,190	7,190
Balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2022	2021

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	217,400
Other	136,100	130,265
Total carrying amount	1,417,341	1,407,909
Accumulated amortization:
Television network affiliation relationships	(222,092)	(168,021)
Customer lists and advertiser relationships	(106,654)	(77,711)
Other	(47,156)	(32,881)
Total accumulated amortization	(375,902)	(278,613)
Net amortizable intangible assets	1,041,439	1,129,296
Indefinite-lived intangible assets — FCC licenses	779,815	781,015
Total other intangible assets	$1,821,254	$1,910,311
Estimated amortization expense of intangible assets for each of the next five years is $94.1 million in 2023, $92.7 million in 2024, $89.6 million in 2025, $86.1 million in 2026, $83.2 million in 2027 and $595.7 million in later years.
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

11. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2022	2021

Revolving credit facility	$—	$—
Senior secured notes, due in 2029	523,356	550,000
Senior unsecured notes, due in 2027	425,667	484,655
Senior unsecured notes, due in 2031	392,071	477,958
Term loan, due in 2024	284,250	287,250
Term loan, due in 2026	736,437	744,049
Term loan, due in 2028	559,000	667,000
Total outstanding principal	2,920,781	3,210,912
Less: Debt issuance costs and issuance discounts	(48,376)	(62,907)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	2,853,793	3,129,393
Fair value of long-term debt *	$2,677,845	$3,249,278
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million revolving credit facility ("Revolving Credit Facility") that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on LIBOR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2022 was 4.65%. As of December 31, 2022, we had no borrowings under the Revolving Credit Facility. As of December 31, 2022 and 2021, we had outstanding letters of credit totaling $7.1 million and $6.9 million, respectively, under the Revolving Credit Facility.

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

As of December 31, 2022 and 2021, the interest rate on the 2024 term loan was 6.38% and 2.10%, respectively. The weighted-average interest rate on the 2024 term loan was 5.67% and 2.09% in 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the interest rate on the 2026 term loan was 6.95% and 3.31%, respectively. The weighted-average interest rate on the 2026 term loan was 6.23% and 3.31% in 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the interest rate on the 2028 term loan was 7.13% and 3.75%, respectively. The weighted-average interest rate on the 2028 term loan was 6.42% and 3.75% in 2022 and 2021, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.50 to 1.0 when we have outstanding borrowings on the facility. As of December 31, 2022, we were in compliance with our financial covenants.

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

Debt Repurchase Authorization

In February 2023, our Board of Directors provided a new debt repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization was due to expire on March 1, 2023.

Debt Repurchase Transactions

During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes at a weighted-average redemption price equal to 100.61% of the aggregate principal amount plus accrued and unpaid interest, $26.6 million of our 2029 Senior Notes at a weighted-average redemption price equal to 93.59% of the aggregate principal amount plus accrued and unpaid interest and $54.5 million of our 2031 Senior Notes at a weighted-average redemption price equal to 95.73% of the aggregate principal amount plus accrued and unpaid interest. The redemptions resulted in a gain on extinguishment of debt of $1.2 million, as the notes were redeemed for total consideration below par value of the notes.

During the fourth quarter of 2022, we redeemed $16.8 million of our 2027 Senior Notes at a weighted-average redemption price equal to 90.63% of the aggregate principal amount plus accrued and unpaid interest and $31.4 million of our 2031 Senior Notes at a weighted-average redemption price equal to 78.71% of the aggregate principal amount plus accrued and unpaid interest. The redemptions resulted in a gain on extinguishment of debt of $7.4 million, for a total gain on extinguishment of debt of $8.6 million for the year ended December 31, 2022.

During 2022, we made additional principal payments on the 2028 term loan totaling $100 million and wrote-off $1.1 million of deferred financing costs related to this term loan to interest expense.

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

During the fourth quarter of 2021, we redeemed $15.4 million of our 2027 Senior Notes at a weighted-average redemption price equal to 103.94% of the aggregate principal amount plus accrued and unpaid interest and $22.0 million of our 2031 Senior Notes at a weighted-average redemption price equal to 101.13% of the aggregate principal amount plus accrued and unpaid interest. The redemptions resulted in a loss on extinguishment of debt of $1.5 million, for a total loss on extinguishment of debt of $15.3 million for the year ended December 31, 2021.

During 2021, we made additional principal payments on the 2028 term loan totaling $125 million and wrote-off $3.1 million of deferred financing costs related to this term loan to interest expense.

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
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$27	$27	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$32,536	$32,536	$—	$—

13. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2022	2021

Employee compensation and benefits	$25,916	$29,175
Deferred FCC repack income	46,205	47,977
Programming liability	263,093	352,686
Liability for pension benefits	78,279	102,831
Liabilities for uncertain tax positions	14,144	12,280
Finance leases	28,063	—
Other	28,359	30,989
Other liabilities (less current portion)	$484,059	$575,938

14. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Accounts receivable	$(26,875)	$(31,624)	$(40,524)
Other current assets	5,653	12,488	22,644
Accounts payable	7,313	18,534	19,520
Accrued employee compensation and benefits	(24,080)	4,073	11,915
Accrued interest	(3,886)	18,459	1,162
Other accrued liabilities	4,991	2,336	(5,918)
Unearned revenue	(3,115)	(7,080)	3,397
Other, net	4,199	(21,407)	21,898
Total	$(35,800)	$(4,221)	$34,094

The following table reconciles cash and cash equivalents and restricted cash in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows.

	As of December 31,
(in thousands)	2022	2021	2020

Cash and cash equivalents	$18,027	$66,223	$576,021
Restricted cash	—	34,257	1,050,000
Total cash, cash equivalents and restricted cash, end of year	$18,027	$100,480	$1,626,021

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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Interest cost	$17,332	$16,465	$19,799
Expected return on plan assets, net of expenses	(24,900)	(23,235)	(21,016)
Amortization of actuarial loss and prior service cost	4,034	6,210	4,672
Total for defined benefit plans	(3,534)	(560)	3,455
Multi-employer plans	—	—	5
SERPs	921	903	933
Defined contribution plan	15,257	14,394	14,074
Net periodic benefit cost	12,644	14,737	18,467
Allocated to discontinued operations	—	—	(522)
Net periodic benefit cost - continuing operations	$12,644	$14,737	$17,945

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Actuarial gain/(loss)	$(12,703)	$27,318	$(5,296)
Amortization of actuarial loss and prior service cost	4,034	6,210	4,672
Total	$(8,669)	$33,528	$(624)

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.3 million in 2022, 2021 and 2020. We recognized actuarial gains for our SERPs of $3.6 million and $0.3 million in 2022 and 2021, respectively, and an actuarial loss of $1.0 million in 2020.

Assumptions used in determining the annual retirement plans expense were as follows:

	2022	2021	2020

Discount rate	2.95%	2.64%	3.40%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
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
Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2022	2021	2022	2021

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$603,309	$637,165	$18,023	$18,890
Interest cost	17,332	16,465	509	473
Benefits paid	(33,521)	(31,616)	(1,541)	(1,028)
Actuarial (gains)/losses	(137,098)	(18,705)	(3,598)	(312)
Projected benefit obligation at end of year	450,022	603,309	13,393	18,023
Plan assets:
Fair value at beginning of year	517,148	492,827	—	—
Actual return on plan assets	(124,901)	31,848	—	—
Company contributions	24,999	24,089	1,541	1,028
Benefits paid	(33,521)	(31,616)	(1,541)	(1,028)
Fair value at end of year	383,725	517,148	—	—
Funded status	$(66,297)	$(86,161)	$(13,393)	$(18,023)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,411)	$(1,353)
Noncurrent liabilities	(66,297)	(86,161)	(11,982)	(16,670)
Total	$(66,297)	$(86,161)	$(13,393)	$(18,023)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$98,884	$90,197	$3,467	$7,364
Prior service cost	352	370	—	—

During 2022 and 2021, net actuarial gains decreased our benefit obligation primarily due to a year-over-year increase in the discount rate assumption. The recognized actuarial gains/losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.

Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2022	2021	2022	2021

Accumulated benefit obligation	$450,022	$603,309	$13,393	$18,023
Projected benefit obligation	450,022	603,309	13,393	18,023
Fair value of plan assets	383,725	517,148	—	—

Assumptions used to determine the defined benefit pension plan benefit obligation were as follows:

	2022	2021	2020

Weighted average discount rate	5.47%	2.95%	2.64%

In 2023, we expect to contribute $1.4 million to fund our SERPs. We have met regulatory funding requirements for our qualified defined benefit pension plan and do not have a mandatory contribution in 2023.
Estimated future benefit payments expected to be paid from the plans for the next ten years are $33.3 million in 2023, $33.9 million in 2024, $34.4 million in 2025, $34.7 million in 2026, $35.1 million in 2027 and a total of $175.9 million for the five years ending 2032.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2023	2022	2021

US equity securities	13%	13%	15%
Non-US equity securities	27%	31%	35%
Fixed-income securities	55%	55%	49%
Other	5%	1%	1%
Total	100%	100%	100%

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
Under our asset allocation strategy, approximately 55% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 45% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed.

The following table presents our plan assets as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021

Equity securities
Common/collective trust funds	$170,867	$261,810
Fixed income
Common/collective trust funds	210,226	252,731
Cash equivalents	2,632	2,607
Fair value of plan assets	$383,725	$517,148

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Segment operating revenues:
Local Media	$1,494,357	$1,319,468	$1,488,237
Scripps Networks	961,242	951,883	309,076
Other	14,628	26,924	73,010
Intersegment eliminations	(17,012)	(14,743)	(12,845)
Total operating revenues	$2,453,215	$2,283,532	$1,857,478
Segment profit (loss):
Local Media	$386,369	$268,140	$444,243
Scripps Networks	310,336	389,278	28,324
Other	(18,140)	359	18,173
Shared services and corporate	(82,280)	(75,576)	(60,758)
Acquisition and related integration costs	(1,642)	(40,373)	(18,678)
Restructuring costs	—	(9,436)	—
Depreciation and amortization of intangible assets	(160,433)	(161,922)	(107,155)
Gains (losses), net on disposal of property and equipment	(5,866)	30,275	(661)
Interest expense	(161,130)	(165,164)	(92,994)
Gain (loss) on extinguishment of debt	8,589	(15,347)	—
Defined benefit pension plan income (expense)	2,613	(343)	(4,388)
Gain on sale of Triton business	—	81,784	—
Losses on stock warrant	—	(99,118)	—
Miscellaneous, net	(1,953)	(15,469)	2,914
Income from continuing operations before income taxes	$276,463	$187,088	$209,020
Depreciation:
Local Media	$40,479	$39,368	$42,934
Scripps Networks	19,360	17,109	5,133
Other	189	382	854
Shared services and corporate	1,915	1,498	1,495
Total depreciation	$61,943	$58,357	$50,416
Amortization of intangible assets:
Local Media	$35,461	$40,315	$37,848
Scripps Networks	56,836	58,599	9,460
Other	1,870	2,147	8,077
Shared services and corporate	4,323	2,504	1,354
Total amortization of intangible assets	$98,490	$103,565	$56,739

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Operating revenues:
Core advertising	$1,549,277	$1,592,121	$915,515
Political	208,112	22,693	272,066
Distribution	660,317	620,454	592,514
Other	35,509	48,264	77,383
Total operating revenues	$2,453,215	$2,283,532	$1,857,478

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Additions to property and equipment:
Local Media	$58,350	$35,963	$42,611
Scripps Networks	13,444	23,871	2,020
Other	54	430	1,200
Shared services and corporate	374	2,114	646
Total additions to property and equipment	$72,222	$62,378	$46,477

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2022	2021	2020

Assets:
Local Media	$2,391,703	$2,431,730	$2,463,064
Scripps Networks	3,915,374	3,865,046	526,887
Other	52,571	27,582	198,215
Shared services and corporate	71,357	333,956	1,671,220
Total assets	$6,431,005	$6,658,314	$4,859,386

17. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2022 were: $856.5 million in 2023, $752.3 million in 2024, $563.3 million in 2025, $321.5 million in 2026, $86.0 million in 2027 and $33.8 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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
In connection with the January 7, 2021 closing of the ION acquisition, we entered into a Securities Purchase Agreement with Berkshire Hathaway Inc., (“Berkshire Hathaway”), pursuant to which Berkshire Hathaway provided $600 million of financing in exchange for 6,000 Series A Preferred Shares of the Company. The Preferred Shares, having a face value of $100,000 per share, are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the Preferred Shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the Preferred Shares, the dividend rate will be 8% per annum. If dividends on the Preferred Shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the Preferred Shares are outstanding. Preferred stock dividends were $48.0 million and $45.1 million in 2022 and 2021, respectively.
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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In November 2016, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares. We repurchased a total of $50.3 million of shares under this authorization prior to its expiration on March 1, 2020. In February 2020, our Board of Directors authorized a new share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. No shares were repurchased under either authorization during 2022, 2021 or 2020. Under the terms of the Preferred Shares, we are prohibited from paying dividends on and repurchasing our common shares until all Preferred Shares are redeemed.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. We have not issued any new stock options since 2008. As of December 31, 2022, approximately 4.6 million shares were available for future stock compensation awards.

Restricted Stock Units — Awards of RSUs generally require no payment by the employee. RSUs are converted into an equal number of Class A Common shares when vested. These awards generally vest over a three or four year period, conditioned upon the individual’s continued employment through that period. Awards vest immediately upon the retirement, death or disability of the employee or upon a change in control of Scripps or in the business in which the individual is employed. Unvested awards may be forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the awards are entitled to all the rights of an outstanding share, including receiving stock dividend equivalents. There are no post-vesting restrictions on awards granted to employees and non-employee directors.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2019	1,358,438	$18.68	$ 11-24
Awarded	1,588,134	8.86	7-12
Vested	(739,633)	11.52	7-17
Forfeited	(15,280)	13.37	8-23
Unvested at December 31, 2020	2,191,659	12.22	7-23
Awarded	1,375,565	22.63	14-23
Vested	(1,060,685)	20.32	15-24
Forfeited	(121,043)	16.19	9-23
Unvested at December 31, 2021	2,385,496	17.25	9-23
Awarded	1,867,083	19.19	14-22
Vested	(1,147,220)	21.20	11-22
Forfeited	(57,074)	20.07	9-23
Unvested at December 31, 2022	3,048,285	18.57	9-23

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Fair value of RSUs vested	$24,321	$21,548	$8,518
Tax benefits realized on vesting	5,902	5,101	2,019

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020

Total share-based compensation	$21,596	$22,334	$14,507
Included in discontinued operations	—	—	(492)
Included in continuing operations	$21,596	$22,334	$14,015
Share-based compensation, net of tax	$16,355	$17,047	$10,694

As of December 31, 2022, $33.1 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 2.3 years.

19. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2020	$(99,789)	$(330)	$(100,119)
Other comprehensive income (loss) before reclassifications, net of tax of $6,540 and $42	21,090	134	21,224
Amounts reclassified from AOCI, net of tax of $1,546	4,986	—	4,986
Net current-period other comprehensive income (loss)	26,076	134	26,210
As of December 31, 2021	(73,713)	(196)	(73,909)
Other comprehensive income (loss) before reclassifications, net of tax of $(2,209) and $17	(6,895)	52	(6,843)
Amounts reclassified from AOCI, net of tax of $1,051	3,281	—	3,281
Net current-period other comprehensive income (loss)	(3,614)	52	(3,562)
As of December 31, 2022	$(77,327)	$(144)	$(77,471)

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
On October 16, 2020, we closed on the sale of our Stitcher podcasting business. Stitcher is classified as discontinued operations in our Consolidated Financial Statements.

Operating results of our discontinued Stitcher business were as follows:

	For the years ended December 31,
(in thousands)	2021	2020

Operating revenues	$—	$57,573
Total costs and expenses	(600)	(88,599)
Depreciation and amortization of intangible assets	—	(1,157)
Other, net	—	(174)
Loss from operations	(600)	(32,357)
Pretax gain on disposal	9,572	182,589
Gain from discontinued operations before income taxes	8,972	150,232
Provision for income taxes	(2,159)	(34,463)
Income from discontinued operations, net of tax	$6,813	$115,769

During 2021, the estimate for the contingent earnout consideration was increased by $9.1 million. In the third quarter of 2021, we received payment of $19.1 million for the 2020 earnout period. No value was assigned to the 2021 contingent earnout consideration. Stitcher’s discontinued operating results in 2020 included a contract termination charge that totaled $12 million. The 2020 gain on disposal for Stitcher reflected a $10 million fair value estimate for the contingent earnout consideration.

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