Form 10-Q
period 2023-03-31
E.W. SCRIPPS Co
filed 2023-05-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2023, there were 72,377,601 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2023
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2023.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

The following table presents information on matters submitted to a vote of security holders at our May 1, 2023 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Lauren Rich Fine	61,242,571	—	1,235,595
Burton F. Jablin	60,562,995	—	1,915,171
Kim Williams	41,378,096	—	21,100,070
Directors elected by holders of Common Voting Shares:
Marcellus W. Alexander, Jr.	11,130,722	—	—
Charles L. Barmonde	11,130,722	—	—
Kelly P. Conlin	11,130,722	—	—
Raymundo H. Granado, Jr.	11,130,722	—	—
John W. Hayden	11,130,722	—	—
Monica O. Holcomb	11,130,722	—	—
Leigh B. Radford	11,130,722	—	—
Adam P. Symson	11,130,722	—	—
2. Votes by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant	11,130,722	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares on executive compensation of named executive officers	11,130,722	—	—
4. Advisory (non-binding) vote by holders of Common Voting Shares on the frequency of Say-on-Pay Vote
One year	11,130,722	—	—
5. Approve The E.W. Scripps Company 2023 Long-term Incentive Plan	11,130,722	—	—

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.05	Amended Articles of Incorporation of the E.W. Scripps Company *
4.03	Description of Capital Stock of Scripps *
10.1
Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019, the Sixth Amendment, dated as of January 7, 2021 and the Seventh Amendment, dated as of March 7, 2023) *

31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for three months ended March 31, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 5, 2023	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2023	As of December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$16,476	$18,027
Accounts receivable (less allowances — $4,644 and $4,963)	571,316	600,098
Miscellaneous	41,056	25,816
Total current assets	628,848	643,941
Investments	23,205	23,144
Property and equipment	450,246	458,600
Operating lease right-of-use assets	115,313	117,869
Goodwill	2,920,574	2,920,574
Other intangible assets	1,797,763	1,821,254
Programming	451,001	427,962
Miscellaneous	15,084	17,661
Total Assets	$6,402,034	$6,431,005

Liabilities and Equity
Current liabilities:
Accounts payable	$78,247	$82,710
Unearned revenue	18,687	18,183
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	41,271	44,590
Programming liability	185,703	167,131
Accrued interest	14,151	31,087
Miscellaneous	40,675	52,891
Other current liabilities	58,614	69,801
Total current liabilities	455,960	485,005
Long-term debt (less current portion)	2,871,555	2,853,793
Deferred income taxes	377,317	370,457
Operating lease liabilities	101,786	106,866
Other liabilities (less current portion)	495,608	484,059
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	412,820	412,244
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 72,377,601 and 71,649,335 shares	724	717
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	413,663	413,080
Additional paid-in capital	1,443,992	1,444,501
Retained earnings	319,599	350,715
Accumulated other comprehensive loss, net of income taxes	(77,446)	(77,471)
Total equity	2,099,808	2,130,825
Total Liabilities and Equity	$6,402,034	$6,431,005
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022

Operating Revenues:
Advertising	$352,099	$398,481
Distribution	166,559	157,600
Other	9,120	9,625
Total operating revenues	527,778	565,706
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	308,460	297,834
Selling, general and administrative expenses, excluding depreciation and amortization	146,886	152,727
Acquisition and related integration costs	—	1,642
Restructuring costs	16,511	—
Depreciation	15,053	15,370
Amortization of intangible assets	23,490	24,375
Losses (gains), net on disposal of property and equipment	896	2,481
Total operating expenses	511,296	494,429
Operating income	16,482	71,277
Interest expense	(48,838)	(36,499)
Gain on extinguishment of debt	—	1,234
Defined benefit pension plan income	134	663
Miscellaneous, net	(503)	(407)
Income (loss) from operations before income taxes	(32,725)	36,268
Provision (benefit) for income taxes	(14,185)	13,903
Net income (loss)	(18,540)	22,365
Preferred stock dividends	(12,576)	(12,576)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(31,116)	$9,789

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.37)	$0.11
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.37)	$0.10
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income (loss)	$(18,540)	$22,365
Changes in defined benefit pension plans, net of tax of $8 and $257	25	827
Other	—	3
Total comprehensive income (loss) attributable to preferred and common stockholders	$(18,515)	$23,195
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(18,540)	$22,365
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38,543	39,745
Losses (gains), net on disposal of property and equipment	896	2,481
Gain on extinguishment of debt	—	(1,234)
Programming assets and liabilities	(6,924)	(13,970)
Restructuring impairment charges	13,608	—
Deferred income taxes	6,852	11,906
Stock and deferred compensation plans	5,389	10,481
Pension contributions, net of income/expense	(411)	(930)
Other changes in certain working capital accounts, net	(26,713)	(33,761)
Miscellaneous, net	2,527	296
Net cash provided by operating activities	15,227	37,379
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,797)
Additions to property and equipment	(7,782)	(12,685)
Purchase of investments	(142)	(5,117)
Proceeds from FCC repack	—	1,201
Miscellaneous, net	3	(2,456)
Net cash used in investing activities	(7,921)	(32,854)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	20,000	75,000
Payments on long-term debt	(4,653)	(124,197)
Dividends paid on preferred stock	(12,000)	(12,000)
Tax payments related to shares withheld for vested stock and RSUs	(4,558)	(8,341)
Miscellaneous, net	(7,646)	(441)
Net cash used in financing activities	(8,857)	(69,979)
Decrease in cash, cash equivalents and restricted cash	(1,551)	(65,454)
Cash, cash equivalents and restricted cash:
Beginning of year	18,027	100,480
End of period	$16,476	$35,026

Supplemental Cash Flow Disclosures
Interest paid	$61,973	$52,668
Income taxes refunded	$(7,679)	$(431)
Non-cash investing information
Capital expenditures included in accounts payable	$2,769	$4,047

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2023 and 2022 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(18,540)	25	(18,515)
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans: 728,266 net shares issued *	—	7	(509)	—	—	(502)
As of March 31, 2023	$412,820	$843	$1,443,992	$319,599	$(77,446)	$2,099,808
* Net of tax payments related to shares withheld for vested RSUs of $4,558 for the three months ended March 31, 2023.

As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	22,365	830	23,195
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans: 711,803 net shares issued *	—	7	2,393	—	—	2,400
As of March 31, 2022	$410,515	$833	$1,430,853	$214,907	$(73,079)	$1,984,029
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2022 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year. Additionally, certain amounts in prior periods have been reclassified to conform to the current period's presentation.
Our presentation for operating revenues in 2023 includes a new caption titled “Distribution” revenues. This caption includes amounts that were previously reported within our “Retransmission and carriage” revenue caption and also includes subscription revenues that were previously captured within our “Other” revenue caption. Amounts previously reported in 2022 within these prior revenue captions have been reclassified to conform to the 2023 presentation.
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

Our financial statements include estimates and assumptions used in the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets, goodwill and indefinite lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; the fair value of assets acquired and liabilities assumed in business combinations; and self-insured risks.
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
Distribution— Our primary source of distribution revenue is from retransmission consent contracts with MVPDs. Retransmission revenues are considered licenses of functional intellectual property and are recognized at the point in time the content is transferred to the customer. MVPDs report their subscriber numbers to us generally on a 30- to 90-day lag. Prior to receiving the MVPD reporting, we record revenue based on estimates of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $4.6 million at March 31, 2023 and $5.0 million at December 31, 2022.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $18.7 million at March 31, 2023 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2022. We recorded $4.6 million of revenue in the three months ended March 31, 2023 that was included in unearned revenue at December 31, 2022.

Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment, other current liabilities and other long-term liabilities in our Condensed Consolidated Balance Sheets.

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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2022 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $3.5 million and $9.3 million for the first quarter of 2023 and 2022, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2023	2022

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(18,540)	$22,365
Less income allocated to RSUs	—	(276)
Less preferred stock dividends	(12,576)	(12,576)
Numerator for basic and diluted earnings per share	$(31,116)	$9,513
Denominator
Basic weighted-average shares outstanding	83,751	82,788
Effect of dilutive securities	—	9,485
Diluted weighted-average shares outstanding	83,751	92,273

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of March 31, 2023, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three month period ended March 31, 2023, we incurred a net loss and the inclusion of RSUs would be anti-dilutive. The March 31, 2023 diluted EPS calculation excludes the effect from 1.4 million of outstanding RSUs that were anti-dilutive. The March 31, 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued new guidance that provides optional expedients and exceptions to certain accounting requirements to facilitate the transition away from the use of the London Interbank Offered Rate ("LIBOR") and other interbank offered rates. The guidance was effective as of March 12, 2020 and the sunset date of the guidance was deferred to December 31, 2024, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We evaluate transactions and contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.

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

4. Asset Write-Downs and Other Charges and Credits

Income (loss) from operations before income taxes was affected by the following:

2023 - In January of 2023, we announced a strategic restructuring and reorganization of the Company that will further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office.

Restructuring costs totaled $16.5 million in the first quarter of 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million charge related to the write-down of certain programming assets. Restructuring costs also include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company. We are continuing to evaluate the full scope of restructuring charges expected to be incurred for this plan.

2022 - Acquisition and related integration costs were $1.6 million in the first three months of 2022.

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

The effective income tax rate for the three months ended March 31, 2023 and 2022 was 43% and 38%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.2 million expense in 2023 and $1.1 million benefit in 2022), state deferred rate changes ($4.7 million expense in 2022) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have remaining lease terms of 1 year to 36 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 totaled $6.8 million and $6.5 million, respectively, including short-term lease costs in each period of $0.4 million. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for the three months ended March 31, 2023 and interest expense on the finance leases liability totaled $0.5 million for the three months ended March 31, 2023.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2023	As of December 31, 2022

Balance Sheet Information
Operating Leases
Right-of-use assets	$115,313	$117,869
Other current liabilities	20,411	19,599
Operating lease liabilities	101,786	106,866
Financing Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	265	69
Property and equipment, net	28,056	28,252
Other current liabilities	—	426
Other liabilities	28,997	28,063
Weighted Average Remaining Lease Term
Operating leases	8.00 years	8.22 years
Finance leases	35.25 years	35.50 years
Weighted Average Discount Rate
Operating leases	4.45%	4.34%
Finance leases	7.10%	7.10%

	Three Months Ended March 31,
(in thousands)	2023	2022

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,379	$6,058
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for new operating lease obligations	2,439	231
Right-of-use assets obtained in exchange for new finance lease obligations	—	—

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2023	$20,854	$426
2024	25,042	1,302
2025	20,366	1,776
2026	18,295	1,824
2027	15,759	1,875
Thereafter	45,369	92,050
Total future minimum lease payments	145,685	99,253
Less: Imputed interest	(23,488)	(70,256)
Total	$122,197	$28,997

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of March 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of March 31, 2023	$905,494	$2,007,890	$7,190	$2,920,574

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	136,100	136,100
Total carrying amount	1,417,341	1,417,341
Accumulated amortization:
Television affiliation relationships	(235,610)	(222,092)
Customer lists and advertiser relationships	(112,983)	(106,654)
Other	(50,800)	(47,156)
Total accumulated amortization	(399,393)	(375,902)
Net amortizable intangible assets	1,017,948	1,041,439
Indefinite-lived intangible assets — FCC licenses	779,815	779,815
Total other intangible assets	$1,797,763	$1,821,254

Estimated amortization expense of intangible assets for each of the next five years is $70.6 million for the remainder of 2023, $92.7 million in 2024, $89.6 million in 2025, $86.1 million in 2026, $83.2 million in 2027, $62.0 million in 2028 and $533.7 million in later years.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Such events or changes in circumstances include, but are not limited to, changes in business climate, declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized. The reporting unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans. Additionally, future changes in these assumptions and estimates with respect to long-term growth rates and discount rates or future cash flow projections, could result in significantly different estimates of the fair values.

Our annual impairment testing for goodwill performed during the fourth quarter of 2022 indicated that the fair value of our Local Media reporting unit exceeded its carrying value by 30% and the fair value of our Scripps Networks reporting unit exceeded its carrying value by 2.5%. Given the limited excess of the fair value over the carrying value for the Scripps Networks reporting unit, this reporting unit is more sensitive to changes in assumptions regarding its fair value. A 50 basis point increase in the discount rate or a decrease of $25 million in the annual cash flows used in the discounted cash flow analysis could result in the fair value of this reporting unit being less than its carrying value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods.

No impairment charges were recorded during the quarters ended March 31, 2023 or March 31, 2022.
8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022

Revolving credit facility	$20,000	$—
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2024	283,500	284,250
Term loan, due in 2026	734,534	736,437
Term loan, due in 2028	557,000	559,000
Total outstanding principal	2,936,128	2,920,781
Less: Debt issuance costs and issuance discounts	(45,961)	(48,376)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	$2,871,555	$2,853,793
Fair value of long-term debt *	$2,549,713	$2,677,845
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million revolving credit facility ("Revolving Credit Facility") that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. In the first quarter of 2023, we amended our Revolving Credit Facility, replacing the LIBOR interest rate provisions with interest rate provisions based on the secured overnight financing rate ("SOFR"). Interest is payable on the Revolving Credit Facility at rates based on SOFR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of March 31, 2023, we had $20 million outstanding under the Revolving Credit Facility with an interest rate of 9.50%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2023 was 7.32%. As of March 31, 2023 and December 31, 2022, we had outstanding letters of credit totaling $6.4 million and $7.1 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024 ("2024 term loan"). Interest is currently payable on the 2024 term loan at a rate based on SOFR, plus a fixed margin of 2.00%. Interest will reduce to a rate of SOFR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75. The 2024 term loan requires annual principal payments of $3 million.
As of March 31, 2023 and December 31, 2022, the interest rate on the 2024 term loan was 6.92% and 6.38%, respectively. The weighted-average interest rate was 6.53% and 2.15% for the three months ended March 31, 2023 and 2022, respectively.

On May 1, 2019, we issued a $765 million term loan B ("2026 term loan") that matures in May 2026. Interest is currently payable on the 2026 term loan at a rate based on SOFR, plus a fixed margin of 2.56%. The 2026 term loan requires annual principal payments of $7.6 million. Deferred financing costs and original issuance discount totaled approximately $23.0 million with this term loan, which are being amortized over the life of the loan.

As of March 31, 2023 and December 31, 2022, the interest rate on the 2026 term loan was 7.48% and 6.95%, respectively. The weighted-average interest rate on the 2026 term loan was 7.10% and 3.31% for the three months ended March 31, 2023 and 2022, respectively.

Under the Sixth Amendment, we also issued an $800 million term loan B ("2028 term loan"). The term loan matures in 2028 with interest payable at rates based on SOFR, plus a fixed margin of 2.75%. Additionally, the Sixth Amendment provided that the SOFR rate could not be less than 0.75% for our term loans that mature in 2026 and 2028. The 2028 term loan requires annual principal payments of $8.0 million. We incurred deferred financing costs totaling $23.4 million related to this term loan and the amendment to the Revolving Credit Facility, which are being amortized over the life of the term loan.

As of March 31, 2023 and December 31, 2022, the interest rate on the 2028 term loan was 7.67% and 7.13%, respectively. The weighted-average interest rate on the 2028 term loan was 7.28% and 3.75% for the three months ended March 31, 2023 and 2022, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.50 to 1.0 when we have outstanding borrowings on the facility. As of March 31, 2023, we were in compliance with our financial covenants.

2029 Senior Secured Notes

On December 30, 2020, we issued $550 million of senior secured notes (the "2029 Senior Notes"), which bear interest at a rate of 3.875% per annum and mature on January 15, 2029. The 2029 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price of 103.875% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2029 Senior Notes before January 15, 2024 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2024 and before January 15, 2026, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2029 Senior Notes may require us to repurchase some or all of the notes. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. The 2029 Senior Notes are guaranteed by us and the majority our subsidiaries and are secured on equal footing with the obligations under the Senior Secured Credit Agreement. The notes are secured, on a first lien basis, from pledges of equity interests in our subsidiaries and by substantially all of the existing and future assets of Scripps. The 2029 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

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

2031 Senior Unsecured Notes

On December 30, 2020, we issued $500 million of senior unsecured notes (the "2031 Senior Notes"), which bear interest at a rate of 5.375% per annum and mature on January 15, 2031. The 2031 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15. Prior to January 15, 2024 we may redeem up to 40% of the aggregate principal amount of the 2031 Senior Notes at a redemption price of 105.375% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2031 Senior Notes before January 15, 2026 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2026 and before January 15, 2029, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2031 Senior Notes may require us to repurchase some or all of the notes. The 2031 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2031 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $12.5 million of deferred financing costs in connection with the issuance of the 2031 Senior Notes, which are being amortized over the life of the notes.

Debt Repurchase Authorization

In February 2023, our Board of Directors provided a new debt repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization expired on March 1, 2023.

Debt Repurchase Transactions

During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million, as the notes were redeemed for total consideration below par value of the notes.

During the fourth quarter of 2022, we redeemed $16.8 million of our 2027 Senior Notes and $31.4 million of our 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $7.4 million, as the notes were redeemed for total consideration below par value of the notes.

During the full year of 2022, we made additional principal payments on the 2028 term loan totaling $100 million and wrote-off $1.1 million of deferred financing costs related to this term loan to interest expense.

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022

Employee compensation and benefits	$27,873	$25,916
Deferred FCC repack income	44,960	46,205
Programming liability	275,121	263,093
Liability for pension benefits	77,745	78,279
Liabilities for uncertain tax positions	14,286	14,144
Finance leases	28,997	28,063
Other	26,626	28,359
Other liabilities (less current portion)	$495,608	$484,059

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2023	2022

Accounts receivable	$28,782	$9,361
Other current assets	(15,453)	2,585
Accounts payable	(4,100)	7,555
Accrued employee compensation and benefits	(3,325)	(24,552)
Accrued interest	(16,936)	(19,922)
Other accrued liabilities	(12,216)	(6,608)
Unearned revenue	504	(1,917)
Other, net	(3,969)	(263)
Total	$(26,713)	$(33,761)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022

Interest cost	$5,935	$4,333
Expected return on plan assets, net of expenses	(6,306)	(6,224)
Amortization of actuarial loss and prior service cost	5	1,014
Total for defined benefit pension plan	(366)	(877)
SERPs	232	214
Defined contribution plan	4,429	4,453
Net periodic benefit cost	$4,295	$3,790

We contributed $0.2 million to fund current benefit payments for our SERPs during the three months ended March 31, 2023. During the remainder of 2023, we anticipate contributing an additional $1.2 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

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

Our Scripps Networks segment includes national news outlets Court TV and Scripps News (formerly Newsy), as well as popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. The Scripps Networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. These operations earn revenue primarily through the sale of advertising.
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, human resources, employee benefit and information technology to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022

Segment operating revenues:
Local Media	$311,923	$326,661
Scripps Networks	216,473	239,068
Other	3,756	4,151
Intersegment eliminations	(4,374)	(4,174)
Total operating revenues	$527,778	$565,706
Segment profit (loss):
Local Media	$45,843	$54,393
Scripps Networks	51,526	85,076
Other	(1,532)	(1,113)
Shared services and corporate	(23,405)	(23,211)
Acquisition and related integration costs	—	(1,642)
Restructuring costs	(16,511)	—
Depreciation and amortization of intangible assets	(38,543)	(39,745)
Gains (losses), net on disposal of property and equipment	(896)	(2,481)
Interest expense	(48,838)	(36,499)
Gain on extinguishment of debt	—	1,234
Defined benefit pension plan income	134	663
Miscellaneous, net	(503)	(407)
Income (loss) from operations before income taxes	$(32,725)	$36,268
Depreciation:
Local Media	$9,853	$10,142
Scripps Networks	4,736	4,785
Other	45	44
Shared services and corporate	419	399
Total depreciation	$15,053	$15,370
Amortization of intangible assets:
Local Media	$8,980	$8,980
Scripps Networks	13,009	14,209
Other	449	481
Shared services and corporate	1,052	705
Total amortization of intangible assets	$23,490	$24,375
Additions to property and equipment:
Local Media	$7,267	$9,313
Scripps Networks	194	3,209
Other	—	9
Shared services and corporate	835	56
Total additions to property and equipment	$8,296	$12,587

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022

Operating revenues:
Core advertising	$348,574	$392,535
Political	3,525	5,946
Distribution	166,559	157,600
Other	9,120	9,625
Total operating revenues	$527,778	$565,706

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred stock shares, the dividend rate will be 8% per annum. If dividends on the preferred stock shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred stock shares are outstanding. Preferred stock dividends were $12.0 million during the first three months of 2023 and 2022. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.
Class A Common Shares Stock Warrant — In connection with the issuance of the preferred stock shares, Berkshire Hathaway, Inc. ("Berkshire Hathaway") also received a warrant to purchases up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder's option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no preferred stock shares remain outstanding.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8(a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, March 31, 2023	$(77,302)	$(144)	$(77,446)

	Three Months Ended March 31, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $257(a)	827	3	830
Net current-period other comprehensive income (loss)	827	3	830
Ending balance, March 31, 2022	$(72,886)	$(193)	$(73,079)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of 61 local television stations in 41 markets and nine national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Court TV and Scripps News and popular entertainment brands ION, Bounce, Grit, ION Mystery and Laff. Effective the beginning of 2023, we merged our nationally focused news and resources into a Scripps News division. Scripps News combines the development and distribution of Newsy programming content, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation will more efficiently serve national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices through our Nuvyyo business.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace as well as continued to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use.

In December of 2022, we launched Scripps Sports to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our 61 local television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Scripps Sports will be comprised of a limited number of personnel that will seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred will reside within those respective businesses.

In January of 2023, we announced a strategic restructuring and reorganization of the Company that will further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We currently anticipate this effort will result in at least $40 million in annual savings, of which $20 million is expected to be achieved by the end of 2023.

On March 27, 2023, we shut down TrueReal, merging certain of its programming with that of Defy TV, and began leasing the additional spectrum it created on our owned and operated stations to Jewelry Television. In connection with the TrueReal restructuring, we relinquished rights to portions of their programming library. We incurred a $13.6 million restructuring charge in the first quarter of 2023 related to the write-down of these programming assets.

On April 20, 2023, we announced a multi-year agreement to televise regular season Friday night WNBA games on ION. The WNBA Friday Night Spotlight on ION will include games available nationally, as well as games made available on a regional basis.

On May 4, 2023, we announced a multi-year agreement with the Vegas Golden Knights to televise the National Hockey League team's games in Las Vegas and surrounding markets. We will air the games on our local station KMCC, and its Las Vegas ABC affiliate KTNV will provide marketing and promotion.

Preferred stock dividends paid in the first three months of 2023 and 2022 totaled $12.0 million. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2023	Change	2022

Operating revenues	$527,778	(6.7)%	$565,706
Cost of revenues, excluding depreciation and amortization	(308,460)	3.6%	(297,834)
Selling, general and administrative expenses, excluding depreciation and amortization	(146,886)	(3.8)%	(152,727)
Acquisition and related integration costs	—		(1,642)
Restructuring costs	(16,511)		—
Depreciation and amortization of intangible assets	(38,543)		(39,745)
Gains (losses), net on disposal of property and equipment	(896)		(2,481)
Operating income	16,482		71,277
Interest expense	(48,838)		(36,499)
Gain on extinguishment of debt	—		1,234
Defined benefit pension plan income	134		663
Miscellaneous, net	(503)		(407)
Income (loss) from operations before income taxes	(32,725)		36,268
Benefit (provision) for income taxes	14,185		(13,903)
Net income (loss)	$(18,540)		$22,365

Operating revenues decreased $37.9 million or 6.7% for the first three months of 2023 when compared to the prior year quarter, driven by a decrease in Local Media core advertising revenue and Scripps Networks revenue reflecting the impact of macroeconomic conditions, as inflation and consumer uncertainty continue to contribute to softness in the advertising marketplace.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $10.6 million or 3.6% for the first three months of 2023 when compared to the prior year quarter. Programming costs, a significant driver of fluctuations in cost of revenues, increased $4.7 million year-over-year, attributed to higher network affiliation fees and syndicated programming at Scripps Networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased

$5.8 million or 3.8% for the first three months of 2023 when compared to the prior year quarter. The quarterly timing of stock compensation award grants under our long-term incentive plan was the primary driver of the year-over-year decrease.

Restructuring costs were $16.5 million in the first three months of 2022. In connection with the TrueReal restructuring, we incurred a $13.6 million charge related to the write-down of certain programming assets. Restructuring costs also include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company.

Depreciation and amortization of intangible assets remained relatively flat at $38.5 million in 2023 compared to $39.7 million in 2022.

Interest expense increased $12.3 million for the first three months of 2023 when compared to the prior year quarter due to higher year-over-year interest rates on our variable debt borrowings.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $54.5 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

The effective income tax rate was 43% and 38% for the three months ended March 31, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.2 million expense in 2023 and $1.1 million benefit in 2022), state deferred rate changes ($4.7 million expense in 2022) and state NOL valuation allowance changes.

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
Our respective business segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, human resources, employee benefit and information technology to our business segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2023	Change	2022

Segment operating revenues:
Local Media	$311,923	(4.5)%	$326,661
Scripps Networks	216,473	(9.5)%	239,068
Other	3,756	(9.5)%	4,151
Intersegment eliminations	(4,374)	4.8%	(4,174)
Total operating revenues	$527,778	(6.7)%	$565,706
Segment profit (loss):
Local Media	$45,843	(15.7)%	$54,393
Scripps Networks	51,526	(39.4)%	85,076
Other	(1,532)	37.6%	(1,113)
Shared services and corporate	(23,405)	0.8%	(23,211)
Acquisition and related integration costs	—		(1,642)
Restructuring costs	(16,511)		—
Depreciation and amortization of intangible assets	(38,543)		(39,745)
Gains (losses), net on disposal of property and equipment	(896)		(2,481)
Interest expense	(48,838)		(36,499)
Gain on extinguishment of debt	—		1,234
Defined benefit pension plan income	134		663
Miscellaneous, net	(503)		(407)
Income (loss) from operations before income taxes	$(32,725)		$36,268

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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2023	Change	2022

Segment operating revenues:
Core advertising	$141,313	(10.2)%	$157,337
Political	3,525	(38.9)%	5,768
Distribution	163,441	2.4%	159,582
Other	3,644	(8.3)%	3,974
Total operating revenues	311,923	(4.5)%	326,661
Segment costs and expenses:
Employee compensation and benefits	105,714	1.0%	104,716
Programming	118,052	(0.5)%	118,603
Other expenses	42,314	(13.6)%	48,949
Total costs and expenses	266,080	(2.3)%	272,268
Segment profit	$45,843	(15.7)%	$54,393

Revenues

Total Local Media revenues decreased $14.7 million or 4.5% for the first three months of 2023 when compared to the prior year quarter. Core advertising revenues decreased $16.0 million or 10% for the first three months of 2023 when compared to the prior year quarter, reflecting the impact of macroeconomic conditions. During this non-election year, political revenues decreased $2.2 million for the first three months of 2023 when compared to the prior year quarter. These decreases were partially offset by an increase in distribution revenues of $3.9 million for the first three months of 2023 when compared to the prior year quarter. While distribution revenues have been affected by subscriber losses from traditional MVPDs, particularly among cable and satellite providers, rate increases have more than offset those subscriber declines. At the end of the first quarter, we completed renewal negotiations on a distribution agreement covering 26% of our subscriber households. Approximately 50% of subscribers within our retransmission consent agreements remain subject to negotiation in 2023.

Costs and expenses

Employee compensation and benefits increased $1.0 million or 1.0% for the first three months of 2023 when compared to the prior year quarter.

Programming expense remained relatively flat, decreasing $0.6 million or 0.5% for the first three months of 2023 when compared to the prior year quarter.

Other expenses decreased $6.6 million or 14% for the first three months of 2023 when compared to the prior year quarter, driven by lower ratings costs following a change in service providers.

Scripps Networks — Our Scripps Networks segment includes national news outlets Court TV and Scripps News (formerly Newsy), as well as popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2023	Change	2022

Total operating revenues	$216,473	(9.5)%	$239,068
Segment costs and expenses:
Employee compensation and benefits	30,173	1.9%	29,615
Programming	87,406	6.6%	81,999
Other expenses	47,368	11.8%	42,378
Total costs and expenses	164,947	7.1%	153,992
Segment profit	$51,526	(39.4)%	$85,076

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $22.6 million or 9.5% for the first three months of 2023 when compared to the prior year quarter. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2023, our Scripps Networks brands have experienced softness within the national advertising marketplace as macroeconomic challenges have continued to impact advertiser budgets. Scripps Networks revenues for the quarter reflect the benefits of expanded distribution of our networks on Connected TV platforms, offset by the impacts of lower linear television advertising spend that reflects the softness in the national advertising marketplace and a decline in linear television viewership that contributes to lower ratings in our key monetized demographics.

Costs and expenses

Employee compensation and benefits increased $0.6 million or 1.9% for the first three months of 2023 when compared to the prior year quarter.

Programming expense increased $5.4 million or 6.6% for the first three months of 2023 when compared to the prior year quarter. The increase is driven by higher affiliate fees, reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses increased $5.0 million or 12% for the first three months of 2023 when compared to the prior year quarter. The increase includes higher rating services costs, reflecting an annual contractual rate increase for all networks.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of March 31, 2023, we had approximately $16.5 million of cash on hand and $374 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022

Net cash provided by operating activities	$15,227	$37,379
Net cash used in investing activities	(7,921)	(32,854)
Net cash used in financing activities	(8,857)	(69,979)
Decrease in cash, cash equivalents and restricted cash	$(1,551)	$(65,454)

Cash flows from operating activities

Cash provided by operating activities decreased $22.2 million in 2023 compared to 2022 driven by a $42.7 million year-over-year decrease in segment profit and a $9.3 million increase in interest paid. These were partially offset by a $7.0 million increase in cash provided by changes in certain working capital accounts, a cash outlay decrease of $7.0 million for programming investments in excess of programming amortization and an increase of $7.2 million in income taxes refunded.

Cash flows from investing activities

Cash used in investing activities was $7.9 million in 2023 compared to $32.9 million in 2022. Capital expenditures were $7.8 million in 2023 compared to $12.7 million in 2022. Investing activities in 2022 reflect the $13.8 million acquisition of Nuvyyo.

Cash flows from financing activities

Cash used in financing activities was $8.9 million in 2023 compared to $70.0 million in 2022. During the first quarter of 2023, we had net debt proceeds of $20 million, reflecting borrowings on our Revolving Credit Facility. Preferred stock dividends were $12.0 million in both the first quarter of 2023 and 2022. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. During the first quarter of 2022, we also had net debt proceeds of $75 million, reflecting borrowings on our Revolving Credit Facility.

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

As of March 31, 2023, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

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

Debt Repurchase Program

In February 2023, our Board of Directors provided a new repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization expired on March 1, 2023.

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share.
The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends paid in the first three months of 2023 and 2022 totaled $12.0 million. In connection with the issuance of the preferred stock shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.

Other
During the remainder of 2023, we anticipate contributing an additional $1.2 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2022 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at SOFR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $15.8 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2023		As of December 31, 2022
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$20,000	$20,000	$—	$—
Senior secured notes, due in 2029	523,356	411,489	523,356	426,535
Senior unsecured notes, due in 2027	425,667	315,526	425,667	384,697
Senior unsecured notes, due in 2031	392,071	270,529	392,071	316,107
Term loan, due in 2024	283,500	283,145	284,250	279,631
Term loan, due in 2026	734,534	717,089	736,437	725,850
Term loan, due in 2028	557,000	531,935	559,000	545,025
Long-term debt, including current portion	$2,936,128	$2,549,713	$2,920,781	$2,677,845

Financial instruments subject to market value risk:
Investments held at cost	$20,958	(a)	$20,890	(a)

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