Form 10-Q
period 2023-06-30
E.W. SCRIPPS Co
filed 2023-08-04
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2023, there were 72,545,752 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2023
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2023.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Amendment to Credit Agreement

On July 31, 2023, the Company entered into the Eighth Amendment to the Third Amended Restated Credit Agreement, increasing our revolver borrowing capacity by $185 million to $585 million. We borrowed $283 million on the revolver to pay off the remaining principal balance of our term loan maturing in 2024. A copy of the amended and restated credit agreement is filed as Exhibit 10.1.

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
10.1
Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019, the Sixth Amendment, dated as of January 7, 2021, the Seventh Amendment, dated as of March 7, 2023 and the Eighth Amendment, dated as of July 31, 2023) *

101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and six months ended June 30, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 4, 2023	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2023	As of December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$39,304	$18,027
Accounts receivable (less allowances — $4,910 and $4,963)	599,034	600,098
Miscellaneous	40,816	25,816
Total current assets	679,154	643,941
Investments	23,267	23,144
Property and equipment	450,861	458,600
Operating lease right-of-use assets	109,114	117,869
Goodwill	2,234,574	2,920,574
Other intangible assets	1,774,272	1,821,254
Programming	417,584	427,962
Miscellaneous	13,907	17,661
Total Assets	$5,702,733	$6,431,005

Liabilities and Equity
Current liabilities:
Accounts payable	$83,680	$82,710
Unearned revenue	14,272	18,183
Current portion of long-term debt	18,612	18,612
Accrued liabilities:
Employee compensation and benefits	44,069	44,590
Programming liability	159,616	167,131
Accrued interest	30,938	31,087
Miscellaneous	40,242	52,891
Other current liabilities	57,814	69,801
Total current liabilities	449,243	485,005
Long-term debt (less current portion)	2,919,317	2,853,793
Deferred income taxes	351,445	370,457
Operating lease liabilities	96,357	106,866
Other liabilities (less current portion)	458,182	484,059
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	413,397	412,244
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 72,545,752 and 71,649,335 shares	726	717
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	414,242	413,080
Additional paid-in capital	1,454,175	1,444,501
Retained earnings (deficit)	(362,807)	350,715
Accumulated other comprehensive loss, net of income taxes	(77,421)	(77,471)
Total equity	1,428,189	2,130,825
Total Liabilities and Equity	$5,702,733	$6,431,005
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022

Operating Revenues:
Advertising	$371,103	$414,147	$723,202	$812,628
Distribution	200,902	172,162	367,461	329,762
Other	10,831	8,158	19,951	17,783
Total operating revenues	582,836	594,467	1,110,614	1,160,173
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	316,824	308,510	625,284	606,344
Selling, general and administrative expenses, excluding depreciation and amortization	154,262	154,382	301,148	307,109
Acquisition and related integration costs	—	—	—	1,642
Restructuring costs	7,992	—	24,503	—
Depreciation	15,137	15,812	30,190	31,182
Amortization of intangible assets	23,491	25,207	46,981	49,582
Impairment of goodwill	686,000	—	686,000	—
Losses (gains), net on disposal of property and equipment	358	1,577	1,254	4,058
Total operating expenses	1,204,064	505,488	1,715,360	999,917
Operating income (loss)	(621,228)	88,979	(604,746)	160,256
Interest expense	(52,275)	(36,011)	(101,113)	(72,510)
Gain on extinguishment of debt	—	—	—	1,234
Defined benefit pension plan income	134	662	268	1,325
Miscellaneous, net	(675)	2,170	(1,178)	1,763
Income (loss) from operations before income taxes	(674,044)	55,800	(706,769)	92,068
Provision (benefit) for income taxes	(4,215)	14,060	(18,400)	27,963
Net income (loss)	(669,829)	41,740	(688,369)	64,105
Preferred stock dividends	(12,577)	(12,577)	(25,153)	(25,153)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(682,406)	$29,163	$(713,522)	$38,952

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(8.10)	$0.34	$(8.49)	$0.46
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(8.10)	$0.32	$(8.49)	$0.42

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(669,829)	$41,740	$(688,369)	$64,105
Changes in defined benefit pension plans, net of tax of $8, $258, $16 and $515	25	827	50	1,654
Other	—	3	—	6
Total comprehensive income (loss) attributable to preferred and common stockholders	$(669,804)	$42,570	$(688,319)	$65,765
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(688,369)	$64,105
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	77,171	80,764
Impairment of goodwill	686,000	—
Losses (gains), net on disposal of property and equipment	1,254	4,058
Gain on extinguishment of debt	—	(1,234)
Programming assets and liabilities	(27,438)	(11,724)
Restructuring impairment charges	14,406	—
Deferred income taxes	(19,028)	12,833
Stock and deferred compensation plans	15,897	11,612
Pension contributions, net of income/expense	(957)	(1,860)
Other changes in certain working capital accounts, net	(41,409)	(53,516)
Miscellaneous, net	7,378	1,547
Net cash provided by operating activities	24,905	106,585
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,797)
Additions to property and equipment	(25,827)	(27,456)
Purchase of investments	(868)	(5,281)
Proceeds from FCC repack	—	1,742
Miscellaneous, net	10	(2,451)
Net cash used in investing activities	(26,685)	(47,243)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	70,000	60,000
Payments on long-term debt	(9,306)	(128,850)
Dividends paid on preferred stock	(24,000)	(24,000)
Tax payments related to shares withheld for vested stock and RSUs	(4,654)	(8,468)
Miscellaneous, net	(8,983)	(267)
Net cash provided by (used in) financing activities	23,057	(101,585)
Increase (decrease) in cash, cash equivalents and restricted cash	21,277	(42,243)
Cash, cash equivalents and restricted cash:
Beginning of year	18,027	100,480
End of period	$39,304	$58,237

Supplemental Cash Flow Disclosures
Interest paid	$93,862	$68,177
Income taxes paid	$12,890	$46,949
Non-cash investing information
Capital expenditures included in accounts payable	$1,538	$1,644

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2023 and 2022 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2023	$412,820	$843	$1,443,992	$319,599	$(77,446)	$2,099,808
Comprehensive income (loss)	—	—	—	(669,829)	25	(669,804)
Preferred stock dividends, $2,000 per share	577	—	—	(12,577)	—	(12,000)
Compensation plans: 168,151 net shares issued *	—	2	10,183	—	—	10,185
As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
* Net of tax payments related to shares withheld for vested RSUs of $96 for the three months ended June 30, 2023.

As of March 31, 2022	$410,515	$833	$1,430,853	$214,907	$(73,079)	$1,984,029
Comprehensive income (loss)	—	—	—	41,740	830	42,570
Preferred stock dividends, $2,000 per share	577	—	—	(12,577)	—	(12,000)
Compensation plans: 124,736 net shares issued *	—	1	5,014	—	—	5,015
As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
* Net of tax payments related to shares withheld for vested RSUs of $127 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(688,369)	50	(688,319)
Preferred stock dividends, $4,000 per share	1,153	—	—	(25,153)	—	(24,000)
Compensation plans: 896,417 net shares issued *	—	9	9,674	—	—	9,683
As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
* Net of tax payments related to shares withheld for vested RSUs of $4,654 for the six months ended June 30, 2023.

As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	64,105	1,660	65,765
Preferred stock dividends, $4,000 per share	1,153	—	—	(25,153)	—	(24,000)
Compensation plans: 836,539 net shares issued *	—	8	7,407	—	—	7,415
As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $4.9 million at June 30, 2023 and $5.0 million at December 31, 2022.
We record unearned revenue when cash payments are received in advance of our performance. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $14.3 million at June 30, 2023 and is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2022. We recorded $8.4 million of revenue in the six months ended June 30, 2023 that was included in unearned revenue at December 31, 2022.

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
Share-based compensation costs totaled $9.1 million and $4.6 million for the second quarter of 2023 and 2022, respectively. Year-to-date share-based compensation costs totaled $12.6 million and $13.9 million in 2023 and 2022, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(669,829)	$41,740	$(688,369)	$64,105
Less income allocated to RSUs	—	(872)	—	(1,105)
Less preferred stock dividends	(12,577)	(12,577)	(25,153)	(25,153)
Numerator for basic and diluted earnings per share	$(682,406)	$28,291	$(713,522)	$37,847
Denominator
Basic weighted-average shares outstanding	84,296	83,270	84,024	83,030
Effect of dilutive securities	—	4,550	—	7,018
Diluted weighted-average shares outstanding	84,296	87,820	84,024	90,048

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of June 30, 2023, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and six month periods ended June 30, 2023, we incurred a net loss and the inclusion of RSUs would be anti-dilutive. The June 30, 2023 diluted EPS calculation excludes the effect from 3.4 million of outstanding RSUs that were anti-dilutive. The June 30, 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive. As of June 30, 2022, we had 1.8 million of outstanding RSUs that were anti-dilutive.

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

4. Restructuring Costs and Other Charges and Credits

Restructuring and Reorganization

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

Restructuring costs totaled $8.0 million in the second quarter of 2023 and $24.5 million in the first six months of 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Year-to-date restructuring costs also include employee severance related charges of $7.8 million, operating lease impairment charges of $0.8 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

(in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2022	$—	$—	$—
Net accruals	7,797	16,706	24,503
Payments	(1,166)	(2,300)	(3,466)
Non-cash (a)	(740)	(14,406)	(15,146)
Liability as of June 30, 2023	$5,891	$—	$5,891
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Charges and Credits

Acquisition and related integration costs were $1.6 million in the first six months of 2022.

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

The effective income tax rate for the six months ended June 30, 2023 and 2022 was 2.6% and 30%, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which is non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.3 million expense in 2023 and $1.0 million benefit in 2022), state deferred rate changes ($6.7 million benefit in 2023 and $4.3 million expense in 2022) and state NOL valuation allowance changes. Additionally, in the second quarter of 2023, the income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have remaining lease terms of 1 year to 35 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 totaled $6.5 million and $6.7 million, respectively, including short-term lease costs of $0.9 million and $0.3 million, respectively. Year-to-date June 30, 2023 and 2022 operating lease costs totaled $13.3 million and $13.2 million, respectively, including short-term lease costs of $1.3 million and $0.7 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for the three months ended June 30, 2023 and $0.4 million for the six months ended June 30, 2023. Interest expense on the finance leases liability totaled $0.5 million for the three months ended June 30, 2023 and $1.0 million for the six months ended June 30, 2023.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2023	As of December 31, 2022

Balance Sheet Information
Operating Leases
Right-of-use assets	$109,114	$117,869
Other current liabilities	20,069	19,599
Operating lease liabilities	96,357	106,866
Financing Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	464	69
Property and equipment, net	27,857	28,252
Other current liabilities	—	426
Other liabilities	29,515	28,063
Weighted Average Remaining Lease Term
Operating leases	7.91 years	8.22 years
Finance leases	35.00 years	35.50 years
Weighted Average Discount Rate
Operating leases	4.34%	4.34%
Finance leases	7.10%	7.10%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,329	$6,198	$12,708	$12,256
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	—	1,232	2,439	1,463
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2023	$13,580	$426
2024	25,099	1,302
2025	20,422	1,776
2026	18,355	1,824
2027	15,819	1,875
Thereafter	45,398	92,050
Total future minimum lease payments	138,673	99,253
Less: Imputed interest	(22,247)	(69,738)
Total	$116,426	$29,515

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of June 30, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(707,000)	—	(923,914)
Net balance as of June 30, 2023	$905,494	$1,321,890	$7,190	$2,234,574

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	136,100	136,100
Total carrying amount	1,417,341	1,417,341
Accumulated amortization:
Television affiliation relationships	(249,127)	(222,092)
Customer lists and advertiser relationships	(119,313)	(106,654)
Other	(54,444)	(47,156)
Total accumulated amortization	(422,884)	(375,902)
Net amortizable intangible assets	994,457	1,041,439
Indefinite-lived intangible assets — FCC licenses	779,815	779,815
Total other intangible assets	$1,774,272	$1,821,254

Estimated amortization expense of intangible assets for each of the next five years is $47.0 million for the remainder of 2023, $92.7 million in 2024, $89.6 million in 2025, $86.1 million in 2026, $83.2 million in 2027, $62.0 million in 2028 and $533.9 million in later years.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Such events or changes in circumstances include, but are not limited to, changes in business climate, declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized. Following completion of our 2022 annual goodwill impairment testing, we concluded that the fair value of our Local Media reporting unit exceeded its carrying value by 30% and the fair value of our Scripps Networks reporting unit exceeded its carrying value by 2.5%.

The Scripps Networks business has experienced softness within the national advertising marketplace as macroeconomic challenges have continued to impact advertising budgets. A longer than anticipated advertising recession and the impact of declining linear television viewership trends have negatively impacted expected future growth rates, profitability and the cash flows derived from the business, as well as, the expected period of time over which those cash flows will occur. These factors, coupled with decreases in our market capitalization over the first two quarters of 2023, provided an indication that the fair value of our Scripps Networks reporting unit may be below its carrying value at June 30, 2023.

The quantitative analysis to measure the extent of any goodwill impairment compares the estimated fair values of our reporting units to their respective carrying values. We determine fair value of our reporting units generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. These reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). Additionally, future changes in these assumptions and estimates with respect to long-term growth rates and discount rates or future cash flow projections, could result in significantly different estimates of the fair values.

Following completion of our second quarter 2023 testing, we concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recognized a $686 million non-cash goodwill impairment charge.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022

Revolving credit facility	$70,000	$—
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2024	282,750	284,250
Term loan, due in 2026	732,631	736,437
Term loan, due in 2028	555,000	559,000
Total outstanding principal	2,981,475	2,920,781
Less: Debt issuance costs and issuance discounts	(43,546)	(48,376)
Less: Current portion	(18,612)	(18,612)
Net carrying value of long-term debt	$2,919,317	$2,853,793
Fair value of long-term debt *	$2,661,375	$2,677,845
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On January 7, 2021, we entered into the Sixth Amendment to the Third Amended Restated Credit Agreement ("Sixth Amendment"). Under the Sixth Amendment, we have a $400 million revolving credit facility (“Revolving Credit Facility”) that matures on the earlier of January 2026 or 91 days prior to the stated maturity date for any of our existing loans and our existing unsecured notes that mature within the facility's term. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. In the first quarter of 2023, we amended our Revolving Credit Facility, replacing the LIBOR interest rate provisions with interest rate provisions based on the secured overnight financing rate ("SOFR"). Interest is payable on the Revolving Credit Facility at rates based on SOFR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.50%. As of June 30, 2023, we had $70 million outstanding under the Revolving Credit Facility with an interest rate of 7.72%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2023 was 7.63%. As of June 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $6.6 million and $7.1 million, respectively, under the Revolving Credit Facility.

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). The Eighth Amendment increased the borrowing capacity of our Revolving Credit Facility to $585 million and matures on January 7, 2026. Additionally, the Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio of 5.0 to 1.0 through December 31, 2024, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter.

On October 2, 2017, we issued a $300 million term loan B which matures in October 2024 ("2024 term loan"). Interest is currently payable on the 2024 term loan at a rate based on SOFR, plus a fixed margin of 2.00%. Interest will reduce to a rate of SOFR plus a fixed margin of 1.75% if the Company’s total net leverage, as defined by the amended agreement, is below 2.75.
As of June 30, 2023 and December 31, 2022, the interest rate on the 2024 term loan was 7.22% and 6.38%, respectively. The weighted-average interest rate was 7.10% and 2.77% for the six months ended June 30, 2023 and 2022, respectively. On July 31, 2023, we made additional principal payments on the 2024 term loan totaling $283 million, paying down the remaining balance of the loan. The loan paydown was financed through borrowings on the Revolving Credit Facility.

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

As of June 30, 2023 and December 31, 2022, the interest rate on the 2026 term loan was 7.78% and 6.95%, respectively. The weighted-average interest rate on the 2026 term loan was 7.66% and 3.43% for the six months ended June 30, 2023 and 2022, respectively.

Under the Sixth Amendment, we also issued an $800 million term loan B ("2028 term loan"). The term loan matures in 2028 with interest payable at rates based on SOFR, plus a fixed margin of 2.75%. Additionally, the Sixth Amendment provided that the SOFR rate could not be less than 0.75% for our term loans that mature in 2026 and 2028. The 2028 term loan requires annual principal payments of $8.0 million. We incurred deferred financing costs totaling $23.4 million related to this term loan and the Sixth Amendment to the Revolving Credit Facility, which are being amortized over the life of the term loan.

As of June 30, 2023 and December 31, 2022, the interest rate on the 2028 term loan was 7.97% and 7.13%, respectively. The weighted-average interest rate on the 2028 term loan was 7.85% and 3.70% for the six months ended June 30, 2023 and 2022, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. In addition, the Revolving Credit Facility contains a covenant to comply with a maximum first lien net leverage ratio of 4.50 to 1.0 when we have outstanding borrowings on the facility. As of June 30, 2023, we were in compliance with our financial covenants.

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

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022

Employee compensation and benefits	$28,592	$25,916
Deferred FCC repack income	43,928	46,205
Programming liability	238,223	263,093
Liability for pension benefits	77,212	78,279
Liabilities for uncertain tax positions	14,521	14,144
Finance leases	29,515	28,063
Other	26,191	28,359
Other liabilities (less current portion)	$458,182	$484,059

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2023	2022

Accounts receivable	$1,064	$(7,524)
Other current assets	(15,213)	(24,321)
Accounts payable	(6,490)	4,299
Accrued employee compensation and benefits	(624)	(26,024)
Accrued interest	(149)	(2,663)
Other accrued liabilities	(12,649)	1,169
Unearned revenue	(3,911)	2,469
Other, net	(3,437)	(921)
Total	$(41,409)	$(53,516)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Interest cost	$5,935	$4,333	$11,870	$8,666
Expected return on plan assets, net of expenses	(6,307)	(6,224)	(12,613)	(12,448)
Amortization of actuarial loss and prior service cost	4	1,015	9	2,029
Total for defined benefit pension plan	(368)	(876)	(734)	(1,753)
SERPs	234	214	466	428
Defined contribution plan	4,166	3,871	8,595	8,324
Net periodic benefit cost	$4,032	$3,209	$8,327	$6,999

We contributed $0.6 million to fund current benefit payments for our SERPs during the six months ended June 30, 2023. During the remainder of 2023, we anticipate contributing an additional $0.8 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Segment operating revenues:
Local Media	$352,219	$355,819	$664,142	$682,480
Scripps Networks	231,229	238,929	447,702	477,997
Other	3,773	3,893	7,529	8,044
Intersegment eliminations	(4,385)	(4,174)	(8,759)	(8,348)
Total operating revenues	$582,836	$594,467	$1,110,614	$1,160,173
Segment profit (loss):
Local Media	$81,017	$80,742	$126,860	$135,135
Scripps Networks	60,343	73,297	111,869	158,373
Other	(6,279)	(4,349)	(7,811)	(5,462)
Shared services and corporate	(23,331)	(18,115)	(46,736)	(41,326)
Acquisition and related integration costs	—	—	—	(1,642)
Restructuring costs	(7,992)	—	(24,503)	—
Depreciation and amortization of intangible assets	(38,628)	(41,019)	(77,171)	(80,764)
Impairment of goodwill	(686,000)	—	(686,000)	—
Gains (losses), net on disposal of property and equipment	(358)	(1,577)	(1,254)	(4,058)
Interest expense	(52,275)	(36,011)	(101,113)	(72,510)
Gain on extinguishment of debt	—	—	—	1,234
Defined benefit pension plan income	134	662	268	1,325
Miscellaneous, net	(675)	2,170	(1,178)	1,763
Income (loss) from operations before income taxes	$(674,044)	$55,800	$(706,769)	$92,068
Depreciation:
Local Media	$9,787	$10,526	$19,640	$20,668
Scripps Networks	4,930	4,830	9,666	9,615
Other	45	44	90	88
Shared services and corporate	375	412	794	811
Total depreciation	$15,137	$15,812	$30,190	$31,182
Amortization of intangible assets:
Local Media	$8,981	$8,981	$17,961	$17,961
Scripps Networks	13,009	14,209	26,018	28,418
Other	449	471	898	952
Shared services and corporate	1,052	1,546	2,104	2,251
Total amortization of intangible assets	$23,491	$25,207	$46,981	$49,582
Additions to property and equipment:
Local Media	$14,140	$6,901	$21,407	$16,214
Scripps Networks	2,501	5,227	2,695	8,436
Other	34	36	34	45
Shared services and corporate	139	204	974	260
Total additions to property and equipment	$16,814	$12,368	$25,110	$24,955

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Operating revenues:
Core advertising	$367,257	$389,261	$715,831	$781,796
Political	3,846	24,886	7,371	30,832
Distribution	200,902	172,162	367,461	329,762
Other	10,831	8,158	19,951	17,783
Total operating revenues	$582,836	$594,467	$1,110,614	$1,160,173

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred stock shares, the dividend rate will be 8% per annum. If dividends on the preferred stock shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred stock shares are outstanding. Preferred stock dividends were $24.0 million during the first six months of 2023 and 2022. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.
Class A Common Shares Stock Warrant — In connection with the issuance of the preferred stock shares, Berkshire Hathaway, Inc. ("Berkshire Hathaway") also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder's option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no preferred stock shares remain outstanding.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2023	$(77,302)	$(144)	$(77,446)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8(a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, June 30, 2023	$(77,277)	$(144)	$(77,421)

	Three Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2022	$(72,886)	$(193)	$(73,079)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $258 (a)	827	3	830
Net current-period other comprehensive income (loss)	827	3	830
Ending balance, June 30, 2022	$(72,059)	$(190)	$(72,249)

	Six Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $16(a)	50	—	50
Net current-period other comprehensive income (loss)	50	—	50
Ending balance, June 30, 2023	$(77,277)	$(144)	$(77,421)

	Six Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $515(a)	1,654	6	1,660
Net current-period other comprehensive income (loss)	1,654	6	1,660
Ending balance, June 30, 2022	$(72,059)	$(190)	$(72,249)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of 61 local television stations in 41 markets and nine national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Court TV and Scripps News and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. Effective the beginning of 2023, we merged our nationally focused news and resources into a Scripps News division. Scripps News combines the development and distribution of Newsy programming content, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation will more efficiently serve national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices through our Nuvyyo business.

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

In December of 2022, we launched Scripps Sports to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our 61 local television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Scripps Sports is comprised of a limited number of personnel that seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred reside within those respective businesses.

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

The Scripps Networks business has experienced softness within the national advertising marketplace as macroeconomic challenges have continued to impact advertising budgets. A longer than anticipated advertising recession and the impact of declining linear television viewership trends have negatively impacted expected future growth rates, profitability and the cash flows derived from the business, as well as, the expected period of time over which those cash flows will occur. As a result, we performed an interim goodwill impairment test for our Scripps Network reporting unit in the second quarter of 2023, and recorded a non-cash goodwill impairment charge totaling $686 million.

Preferred stock dividends paid in the first six months of 2023 and 2022 totaled $24.0 million. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Operating revenues	$582,836	(2.0)%	$594,467	$1,110,614	(4.3)%	$1,160,173
Cost of revenues, excluding depreciation and amortization	(316,824)	2.7%	(308,510)	(625,284)	3.1%	(606,344)
Selling, general and administrative expenses, excluding depreciation and amortization	(154,262)	(0.1)%	(154,382)	(301,148)	(1.9)%	(307,109)
Acquisition and related integration costs	—		—	—		(1,642)
Restructuring costs	(7,992)		—	(24,503)		—
Depreciation and amortization of intangible assets	(38,628)		(41,019)	(77,171)		(80,764)
Impairment of goodwill	(686,000)		—	(686,000)		—
Gains (losses), net on disposal of property and equipment	(358)		(1,577)	(1,254)		(4,058)
Operating income (loss)	(621,228)		88,979	(604,746)		160,256
Interest expense	(52,275)		(36,011)	(101,113)		(72,510)
Gain on extinguishment of debt	—		—	—		1,234
Defined benefit pension plan income	134		662	268		1,325
Miscellaneous, net	(675)		2,170	(1,178)		1,763
Income (loss) from operations before income taxes	(674,044)		55,800	(706,769)		92,068
Benefit (provision) for income taxes	4,215		(14,060)	18,400		(27,963)
Net income (loss)	$(669,829)		$41,740	$(688,369)		$64,105

Operating revenues decreased $11.6 million or 2.0% in the second quarter of 2023 and $49.6 million or 4.3% for the first six months of 2023 when compared to prior periods, driven by a decrease in Local Media core advertising revenue and Scripps Networks revenue reflecting the impact of macroeconomic conditions, as inflation and consumer uncertainty continue to contribute to softness in the advertising marketplace.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $8.3 million or 2.7% in the second quarter of 2023 and $18.9 million or 3.1% for the first six months of 2023 when compared to prior periods. Programming costs, a significant driver of fluctuations in cost of revenues, increased $3.6 million in the second quarter of 2023 and $8.2 million for the first six months of 2023 when compared to prior periods, mainly attributed to higher network affiliation fees at Scripps Networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses remained flat in the second quarter of 2023 and decreased $6.0 million or 1.9% for the first six months of 2023 when compared to prior periods. The quarter-to-date and year-to-date periods included a decrease in ratings costs following a change in service providers in Local Media, as well as decreases in advertising and promotion costs, research and repairs and maintenance. The quarter-to-date and year-to-date periods included an increase in payroll related costs due to annual merit increases and higher bonuses. Additionally, the quarter-to-date period had higher stock compensation costs due to the timing of stock compensation award grants under our long-term incentive plan, which were granted during second quarter of 2023 versus first quarter of 2022.

Restructuring costs totaled $8.0 million in the second quarter of 2023 and $24.5 million in the first six months of 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Year-to-date restructuring costs also included employee severance related charges of $7.8 million, operating lease impairment charges of $0.8 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets decreased $2.4 million in the second quarter of 2023 and $3.6 million for the first six months of 2023 when compared to prior periods.

In the second quarter of 2023, we recorded a $686 million non-cash charge to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

Interest expense increased $16.3 million in the second quarter of 2023 and $28.6 million for the first six months of 2023 when compared to prior periods due to higher year-over-year interest rates on our variable debt borrowings.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $54.5 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

The effective income tax rate was 2.6% and 30% for the six months ended June 30, 2023 and 2022, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which is non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.3 million expense in 2023 and $1.0 million benefit in 2022), state deferred rate changes ($6.7 million benefit in 2023 and $4.3 million expense in 2022) and state NOL valuation allowance changes. Additionally, in the second quarter of 2023, the income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Segment operating revenues:
Local Media	$352,219	(1.0)%	$355,819	$664,142	(2.7)%	$682,480
Scripps Networks	231,229	(3.2)%	238,929	447,702	(6.3)%	477,997
Other	3,773	(3.1)%	3,893	7,529	(6.4)%	8,044
Intersegment eliminations	(4,385)	5.1%	(4,174)	(8,759)	4.9%	(8,348)
Total operating revenues	$582,836	(2.0)%	$594,467	$1,110,614	(4.3)%	$1,160,173
Segment profit (loss):
Local Media	$81,017	0.3%	$80,742	$126,860	(6.1)%	$135,135
Scripps Networks	60,343	(17.7)%	73,297	111,869	(29.4)%	158,373
Other	(6,279)	44.4%	(4,349)	(7,811)	43.0%	(5,462)
Shared services and corporate	(23,331)	28.8%	(18,115)	(46,736)	13.1%	(41,326)
Acquisition and related integration costs	—		—	—		(1,642)
Restructuring costs	(7,992)		—	(24,503)		—
Depreciation and amortization of intangible assets	(38,628)		(41,019)	(77,171)		(80,764)
Impairment of goodwill	(686,000)		—	(686,000)		—
Gains (losses), net on disposal of property and equipment	(358)		(1,577)	(1,254)		(4,058)
Interest expense	(52,275)		(36,011)	(101,113)		(72,510)
Gain on extinguishment of debt	—		—	—		1,234
Defined benefit pension plan income	134		662	268		1,325
Miscellaneous, net	(675)		2,170	(1,178)		1,763
Income (loss) from operations before income taxes	$(674,044)		$55,800	$(706,769)		$92,068

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Segment operating revenues:
Core advertising	$149,449	(5.2)%	$157,671	$290,762	(7.7)%	$315,008
Political	3,846	(84.0)%	24,009	7,371	(75.2)%	29,777
Distribution	195,266	14.1%	171,126	358,707	8.5%	330,708
Other	3,658	21.4%	3,013	7,302	4.5%	6,987
Total operating revenues	352,219	(1.0)%	355,819	664,142	(2.7)%	682,480
Segment costs and expenses:
Employee compensation and benefits	110,468	5.0%	105,254	216,182	3.0%	209,970
Programming	119,774	0.8%	118,847	237,826	0.2%	237,450
Other expenses	40,960	(19.6)%	50,976	83,274	(16.7)%	99,925
Total costs and expenses	271,202	(1.4)%	275,077	537,282	(1.8)%	547,345
Segment profit	$81,017	0.3%	$80,742	$126,860	(6.1)%	$135,135

Revenues

Total Local Media revenues decreased $3.6 million or 1.0% in the second quarter of 2023 and $18.3 million or 2.7% for the first six months of 2023 when compared to prior periods. Core advertising revenues decreased $8.2 million or 5.2% in the second quarter of 2023 and $24.2 million or 7.7% for the first six months of 2023 when compared to prior periods, reflecting the impact of macroeconomic conditions. During this non-election year, political revenues decreased $20.2 million and $22.4 million in the quarter-to-date and year-to-date periods, respectively. These decreases were partially offset by an increase in distribution revenues of $24.1 million or 14% in the second quarter of 2023 and $28.0 million or 8.5% for the first six months of 2023 when compared to prior periods. While distribution revenues have been affected by subscriber losses from traditional MVPDs, particularly among cable and satellite providers, rate increases have more than offset those subscriber declines. We completed renewal negotiations on distribution agreements covering over 45% of our subscriber households throughout the first six months of 2023. Approximately 25% of subscribers within our retransmission consent agreements remain subject to negotiation in 2023.

Costs and expenses

Employee compensation and benefits increased $5.2 million or 5.0% in the second quarter of 2023 and $6.2 million or 3.0% for the first six months of 2023 when compared to prior periods primarily due to annual merit increases.

Programming expense increased $0.9 million or 0.8% in the second quarter of 2023 and $0.4 million or 0.2% for the first six months of 2023 when compared to prior periods.

Other expenses decreased $10.0 million or 20% in the second quarter of 2023 and $16.7 million or 17% for the first six months of 2023 when compared to prior periods, driven by lower ratings costs following a change in service providers and the timing of advertising and promotion expenditures.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Total operating revenues	$231,229	(3.2)%	$238,929	$447,702	(6.3)%	$477,997
Segment costs and expenses:
Employee compensation and benefits	33,580	12.6%	29,827	63,753	7.3%	59,442
Programming	90,678	3.3%	87,779	178,084	4.9%	169,778
Other expenses	46,628	(2.9)%	48,026	93,996	4.0%	90,404
Total costs and expenses	170,886	3.2%	165,632	335,833	5.1%	319,624
Segment profit	$60,343	(17.7)%	$73,297	$111,869	(29.4)%	$158,373

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $7.7 million or 3.2% in the second quarter of 2023 and $30.3 million or 6.3% for the first six months of 2023 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2023, our Scripps Networks brands have experienced softness within the national advertising marketplace as macroeconomic challenges have continued to impact advertiser budgets. Scripps Networks revenues for the quarter-to-date and year-to-date periods reflect the benefits of expanded distribution of our networks on Connected TV platforms, offset by the impacts of lower linear television advertising spend that reflects the softness in the national advertising marketplace and a decline in linear television viewership that contributes to lower ratings in our key monetized demographics.

Costs and expenses

Employee compensation and benefits increased $3.8 million or 13% in the second quarter of 2023 and $4.3 million or 7.3% for the first six months of 2023 when compared to prior periods. Quarter-to-date and year-to-date increases were driven by annual merit increases and increased investment in our Scripps News initiative. Quarter-to-date increase was also affected by the timing of stock compensation award grants under our long-term incentive plan.

Programming expense increased $2.9 million or 3.3% in the second quarter of 2023 and $8.3 million or 4.9% for the first six months of 2023 when compared to prior periods. Quarter-to-date and year-to-date increases were driven by higher affiliate fees, reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses decreased $1.4 million or 2.9% in the second quarter of 2023 and increased $3.6 million or 4.0% for the first six months of 2023 when compared to prior periods. Advertising and promotion costs decreased $4.5 million in both the quarter-to-date and year-to-date periods. Ratings costs, reflecting an annual contractual rate increase for all networks, and costs related to our Connected TV revenue increased year-over-year compared to the 2022 periods.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of June 30, 2023, we had approximately $39.3 million of cash on hand and $323 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022

Net cash provided by operating activities	$24,905	$106,585
Net cash used in investing activities	(26,685)	(47,243)
Net cash provided by (used in) financing activities	23,057	(101,585)
Increase (decrease) in cash, cash equivalents and restricted cash	$21,277	$(42,243)

Cash flows from operating activities

Cash provided by operating activities decreased $81.7 million in 2023 compared to 2022 driven by a $62.5 million year-over-year decrease in segment profit, a $25.7 million increase in interest paid and a cash outlay increase of $15.7 million for programming investments in excess of programming amortization. These were partially offset by a $12.1 million decrease in cash used by changes in certain working capital accounts and a decrease of $34.1 million in income taxes paid.

Cash flows from investing activities

Cash used in investing activities was $26.7 million in 2023 compared to $47.2 million in 2022. Capital expenditures were $25.8 million in 2023 compared to $27.5 million in 2022. Investing activities in 2022 also reflect the $13.8 million acquisition of Nuvyyo.

Cash flows from financing activities

Cash provided by financing activities in 2023 was $23.1 million compared to $102 million of cash used in financing activities in 2022. During the second quarter of 2023, we had net debt proceeds of $70 million, reflecting borrowings on our Revolving Credit Facility. Preferred stock dividends were $24.0 million in the first six months of 2023 and 2022. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. During the first half of 2022, we also had net debt proceeds of $60 million, reflecting borrowings on our Revolving Credit Facility.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.6 billion of outstanding balance on our term loans as of June 30, 2023. On July 31, 2023, we borrowed $283 million on the revolver to pay off the remaining principal balance of our term loan maturing in October of 2024.

As of June 30, 2023, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the fourth quarter of 2024. The Eighth Amendment to our Revolving Credit Facility permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. Based upon our current outlook, we expect to be in compliance with that covenant.

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
The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends paid in the first six months of 2023 and 2022 totaled $24.0 million. In connection with the issuance of the preferred stock shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.

Other
During the remainder of 2023, we anticipate contributing an additional $0.8 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at SOFR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $15.7 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2023		As of December 31, 2022
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$70,000	$70,000	$—	$—
Senior secured notes, due in 2029	523,356	423,264	523,356	426,535
Senior unsecured notes, due in 2027	425,667	346,919	425,667	384,697
Senior unsecured notes, due in 2031	392,071	276,900	392,071	316,107
Term loan, due in 2024	282,750	282,220	284,250	279,631
Term loan, due in 2026	732,631	721,641	736,437	725,850
Term loan, due in 2028	555,000	540,431	559,000	545,025
Long-term debt, including current portion	$2,981,475	$2,661,375	$2,920,781	$2,677,845

Financial instruments subject to market value risk:
Investments held at cost	$21,037	(a)	$20,890	(a)

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