Form 10-Q
period 2023-09-30
E.W. SCRIPPS Co
filed 2023-11-03
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2023, there were 72,687,678 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2023
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2023.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

Brian Lawlor, President of Scripps Sports, adopted a Rule 10b5-1 trading plan on August 10, 2023 (the “Trading Plan”), providing for the potential sale of up to 90,000 shares of our Class A common stock between November 13, 2023 and July 7, 2025. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Other than as disclosed above, no other director or officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and nine months ended September 30, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 3, 2023	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2023	As of December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$15,852	$18,027
Accounts receivable (less allowances — $3,454 and $4,963)	601,093	600,098
Miscellaneous	64,386	25,816
Total current assets	681,331	643,941
Investments	23,268	23,144
Property and equipment	450,834	458,600
Operating lease right-of-use assets	103,428	117,869
Goodwill	2,234,574	2,920,574
Other intangible assets	1,751,121	1,821,254
Programming	431,062	427,962
Miscellaneous	12,455	17,661
Total Assets	$5,688,073	$6,431,005

Liabilities and Equity
Current liabilities:
Accounts payable	$60,424	$82,710
Unearned revenue	18,713	18,183
Current portion of long-term debt	15,612	18,612
Accrued liabilities:
Employee compensation and benefits	57,217	44,590
Programming liability	172,174	167,131
Accrued interest	14,486	31,087
Miscellaneous	44,948	52,891
Other current liabilities	59,657	69,801
Total current liabilities	443,231	485,005
Long-term debt (less current portion)	2,908,390	2,853,793
Deferred income taxes	356,760	370,457
Operating lease liabilities	91,458	106,866
Other liabilities (less current portion)	471,559	484,059
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	413,973	412,244
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 72,687,678 and 71,649,335 shares	727	717
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	414,819	413,080
Additional paid-in capital	1,458,288	1,444,501
Retained earnings (deficit)	(379,036)	350,715
Accumulated other comprehensive loss, net of income taxes	(77,396)	(77,471)
Total equity	1,416,675	2,130,825
Total Liabilities and Equity	$5,688,073	$6,431,005
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022

Operating Revenues:
Advertising	$355,167	$436,779	$1,078,369	$1,249,407
Distribution	203,859	167,250	571,320	497,012
Other	7,503	8,072	27,454	25,855
Total operating revenues	566,529	612,101	1,677,143	1,772,274
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	321,227	312,054	946,511	918,398
Selling, general and administrative expenses, excluding depreciation and amortization	147,849	154,858	448,997	461,967
Acquisition and related integration costs	—	—	—	1,642
Restructuring costs	4,705	—	29,208	—
Depreciation	15,100	15,340	45,290	46,522
Amortization of intangible assets	23,488	24,225	70,469	73,807
Impairment of goodwill	—	—	686,000	—
Losses (gains), net on disposal of property and equipment	1,066	1,593	2,320	5,651
Total operating expenses	513,435	508,070	2,228,795	1,507,987
Operating income (loss)	53,094	104,031	(551,652)	264,287
Interest expense	(56,916)	(41,917)	(158,029)	(114,427)
Gain on extinguishment of debt	—	—	—	1,234
Defined benefit pension plan income	251	683	519	2,008
Miscellaneous, net	1,309	(494)	131	1,269
Income (loss) from operations before income taxes	(2,262)	62,303	(709,031)	154,371
Provision (benefit) for income taxes	1,391	16,055	(17,009)	44,018
Net income (loss)	(3,653)	46,248	(692,022)	110,353
Preferred stock dividends	(12,576)	(12,576)	(37,729)	(37,729)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(16,229)	$33,672	$(729,751)	$72,624

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.19)	$0.39	$(8.67)	$0.85
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.19)	$0.38	$(8.67)	$0.80

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(3,653)	$46,248	$(692,022)	$110,353
Changes in defined benefit pension plans, net of tax of $8, $253, $24 and $768	25	813	75	2,467
Other	—	3	—	9
Total comprehensive income (loss) attributable to preferred and common stockholders	$(3,628)	$47,064	$(691,947)	$112,829
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$(692,022)	$110,353
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	115,759	120,329
Impairment of goodwill	686,000	—
Losses (gains), net on disposal of property and equipment	2,320	5,651
Gain on extinguishment of debt	—	(1,234)
Programming assets and liabilities	(21,266)	(20,930)
Restructuring impairment charges	14,685	—
Deferred income taxes	(13,721)	18,213
Stock and deferred compensation plans	18,372	14,530
Pension contributions, net of income/expense	(1,492)	(27,805)
Other changes in certain working capital accounts, net	(72,567)	(28,812)
Miscellaneous, net	13,069	5,982
Net cash provided by operating activities	49,137	196,277
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,797)
Additions to property and equipment	(43,811)	(35,548)
Purchase of investments	(940)	(6,387)
Proceeds from FCC repack	—	2,650
Miscellaneous, net	20	(2,101)
Net cash used in investing activities	(44,731)	(55,183)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	340,000	—
Payments on long-term debt	(295,959)	(158,503)
Dividends paid on preferred stock	(36,000)	(36,000)
Tax payments related to shares withheld for vested stock and RSUs	(4,763)	(8,507)
Miscellaneous, net	(9,859)	(341)
Net cash used in financing activities	(6,581)	(203,351)
Decrease in cash, cash equivalents and restricted cash	(2,175)	(62,257)
Cash, cash equivalents and restricted cash:
Beginning of year	18,027	100,480
End of period	$15,852	$38,223

Supplemental Cash Flow Disclosures
Interest paid	$161,370	$123,788
Income taxes paid	$25,932	$56,679
Non-cash investing information
Capital expenditures included in accounts payable	$397	$2,676

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2023 and 2022 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
Comprehensive income (loss)	—	—	—	(3,653)	25	(3,628)
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans: 141,926 net shares issued *	—	1	4,113	—	—	4,114
As of September 30, 2023	$413,973	$846	$1,458,288	$(379,036)	$(77,396)	$1,416,675
* Net of tax payments related to shares withheld for vested RSUs of $109 for the three months ended September 30, 2023.

As of June 30, 2022	$411,092	$834	$1,435,867	$244,070	$(72,249)	$2,019,614
Comprehensive income (loss)	—	—	—	46,248	816	47,064
Preferred stock dividends, $2,000 per share	576	—	—	(12,576)	—	(12,000)
Compensation plans: 76,171 net shares issued *	—	1	4,532	—	—	4,533
As of September 30, 2022	$411,668	$835	$1,440,399	$277,742	$(71,433)	$2,059,211
* Net of tax payments related to shares withheld for vested RSUs of $39 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(692,022)	75	(691,947)
Preferred stock dividends, $6,000 per share	1,729	—	—	(37,729)	—	(36,000)
Compensation plans: 1,038,343 net shares issued *	—	10	13,787	—	—	13,797
As of September 30, 2023	$413,973	$846	$1,458,288	$(379,036)	$(77,396)	$1,416,675
* Net of tax payments related to shares withheld for vested RSUs of $4,763 for the nine months ended September 30, 2023.

As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	110,353	2,476	112,829
Preferred stock dividends, $6,000 per share	1,729	—	—	(37,729)	—	(36,000)
Compensation plans: 912,710 net shares issued *	—	9	11,939	—	—	11,948
As of September 30, 2022	$411,668	$835	$1,440,399	$277,742	$(71,433)	$2,059,211
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.5 million at September 30, 2023 and $5.0 million at December 31, 2022.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $18.7 million at September 30, 2023 and is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2022. We recorded $9.6 million of revenue in the nine months ended September 30, 2023 that was included in unearned revenue at December 31, 2022.

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
Share-based compensation costs totaled $3.5 million and $3.9 million for the third quarter of 2023 and 2022, respectively. Year-to-date share-based compensation costs totaled $16.1 million and $17.8 million in 2023 and 2022, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(3,653)	$46,248	$(692,022)	$110,353
Less income allocated to RSUs	—	(885)	—	(1,831)
Less preferred stock dividends	(12,576)	(12,576)	(37,729)	(37,729)
Numerator for basic and diluted earnings per share	$(16,229)	$32,787	$(729,751)	$70,793
Denominator
Basic weighted-average shares outstanding	84,433	83,360	84,162	83,141
Effect of dilutive securities	—	1,964	—	5,056
Diluted weighted-average shares outstanding	84,433	85,324	84,162	88,197

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of September 30, 2023, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and nine month periods ended September 30, 2023, we incurred a net loss and the inclusion of RSUs would be anti-dilutive. The September 30, 2023 diluted EPS calculation excludes the effect from 3.4 million of outstanding RSUs that were anti-dilutive. The September 30, 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive. As of September 30, 2022, we had 0.2 million of outstanding RSUs that were anti-dilutive.

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

Restructuring costs totaled $4.7 million in the third quarter of 2023 and $29.2 million in the first nine months of 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Year-to-date restructuring costs also include employee severance related charges of $8.9 million, operating lease impairment charges of $1.1 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

(in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2022	$—	$—	$—
Net charges	8,887	20,321	29,208
Payments	(5,001)	(4,441)	(9,442)
Non-cash (a)	(593)	(14,685)	(15,278)
Liability as of September 30, 2023	$3,293	$1,195	$4,488
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Charges and Credits

Acquisition and related integration costs were $1.6 million in the first nine months of 2022.

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

The effective income tax rate for the nine months ended September 30, 2023 and 2022 was 2.4% and 29%, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which is non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.4 million expense in 2023 and $1.0 million benefit in 2022), state deferred rate changes ($1.1 million benefit in 2023 and $4.0 million expense in 2022) and state NOL valuation allowance changes. Additionally, the 2023 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2023.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 35 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 totaled $6.4 million and $6.6 million, respectively, including short-term lease costs of $1.2 million and $0.4 million, respectively. Year-to-date September 30, 2023 and 2022 operating lease costs totaled $19.7 million and $19.8 million, respectively, including short-term lease costs of $2.5 million and $1.1 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for the three months ended September 30, 2023 and $0.6 million for the nine months ended September 30, 2023. Interest expense on the finance leases liability totaled $0.5 million for the three months ended September 30, 2023 and $1.6 million for the nine months ended September 30, 2023.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2023	As of December 31, 2022

Balance Sheet Information
Operating Leases
Right-of-use assets	$103,428	$117,869
Other current liabilities	20,369	19,599
Operating lease liabilities	91,458	106,866
Financing Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	663	69
Property and equipment, net	27,658	28,252
Other current liabilities	—	426
Other liabilities	29,828	28,063
Weighted Average Remaining Lease Term
Operating leases	7.56 years	8.22 years
Finance leases	34.38 years	35.50 years
Weighted Average Discount Rate
Operating leases	4.36%	4.34%
Finance leases	7.07%	7.10%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,740	$6,246	$19,448	$18,502
Operating cash flows from finance leases	213	—	213	—
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	1,736	2,133	4,175	3,596
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2023	$7,538	$213
2024	25,093	1,302
2025	20,437	1,776
2026	18,336	1,824
2027	15,742	1,875
Thereafter	46,031	92,050
Total future minimum lease payments	133,177	99,040
Less: Imputed interest	(21,350)	(69,212)
Total	$111,827	$29,828

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of September 30, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(707,000)	—	(923,914)
Net balance as of September 30, 2023	$905,494	$1,321,890	$7,190	$2,234,574

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	136,437	136,100
Total carrying amount	1,417,678	1,417,341
Accumulated amortization:
Television affiliation relationships	(262,645)	(222,092)
Customer lists and advertiser relationships	(125,640)	(106,654)
Other	(58,087)	(47,156)
Total accumulated amortization	(446,372)	(375,902)
Net amortizable intangible assets	971,306	1,041,439
Indefinite-lived intangible assets — FCC licenses	779,815	779,815
Total other intangible assets	$1,751,121	$1,821,254

Estimated amortization expense of intangible assets for each of the next five years is $23.5 million for the remainder of 2023, $92.8 million in 2024, $89.7 million in 2025, $86.1 million in 2026, $83.2 million in 2027, $62.0 million in 2028 and $534.0 million in later years.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Such events or changes in circumstances include, but are not limited to, changes in business climate, significant declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized. Following completion of our 2022 annual goodwill impairment testing, we concluded that the fair value of our Local Media reporting unit exceeded its carrying value by 30% and the fair value of our Scripps Networks reporting unit exceeded its carrying value by 2.5%.

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
Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022

Revolving credit facility	$340,000	$—
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2024	—	284,250
Term loan, due in 2026	730,728	736,437
Term loan, due in 2028	553,000	559,000
Total outstanding principal	2,964,822	2,920,781
Less: Debt issuance costs and issuance discounts	(40,820)	(48,376)
Less: Current portion	(15,612)	(18,612)
Net carrying value of long-term debt	$2,908,390	$2,853,793
Fair value of long-term debt *	$2,565,051	$2,677,845
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). The Eighth Amendment increased the borrowing capacity of our Revolving Credit Facility from $400 million to $585 million and matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of September 30, 2023, we had $340 million outstanding under the Revolving Credit Facility with an interest rate of 8.18%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2023 was 8.03%. As of September 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $6.6 million and $7.1 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan.
As of December 31, 2022, the interest rate on the 2024 term loan was 6.38%. The weighted-average interest rate was 7.22% for the period the loan was outstanding during 2023 and 4.21% for the nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the interest rate on the 2026 term loan was 7.99% and 6.95%, respectively. The weighted-average interest rate on the 2026 term loan was 7.93% and 4.77% for the nine months ended September 30, 2023 and 2022, respectively.

On January 7, 2021, we issued an $800 million term loan B ("2028 term loan") that matures in January 2028. Interest is currently payable on the 2028 term loan at a rate based on SOFR, plus a fixed margin of 3.00%. Additionally, the credit agreement states the SOFR rate could not be less than 0.75% for our term loans that mature in 2026 and 2028. The 2028 term loan requires annual principal payments of $8.0 million. We incurred deferred financing costs totaling $23.4 million related to this term loan and a previous amendment to the Revolving Credit Facility, which are being amortized over the life of the term loan.

As of September 30, 2023 and December 31, 2022, the interest rate on the 2028 term loan was 8.43% and 7.13%, respectively. The weighted-average interest rate on the 2028 term loan was 8.21% and 4.96% for the nine months ended September 30, 2023 and 2022, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio when we have outstanding borrowings on the Revolving Credit Facility. Through December 31, 2024, we must comply with a maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of September 30, 2023, we were in compliance with our financial covenants.

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

Debt Repurchase Authorization

In February 2023, our Board of Directors provided a new debt repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization expired on March 1, 2023.

Debt Repurchase Transactions

On July 31, 2023, we paid off the remaining $283 million principal balance of the 2024 term loan and wrote-off $0.4 million of deferred financing costs related to this term loan to interest expense.

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

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022

Employee compensation and benefits	$27,266	$25,916
Deferred FCC repack income	42,895	46,205
Programming liability	254,396	263,093
Liability for pension benefits	76,562	78,279
Liabilities for uncertain tax positions	14,842	14,144
Finance leases	29,828	28,063
Other	25,770	28,359
Other liabilities (less current portion)	$471,559	$484,059

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Accounts receivable	$(995)	$13,621
Other current assets	(38,783)	(23,620)
Accounts payable	(19,524)	10,141
Accrued employee compensation and benefits	12,339	(12,959)
Accrued interest	(16,601)	(19,922)
Other accrued liabilities	(7,943)	(5,534)
Unearned revenue	530	11,539
Other, net	(1,590)	(2,078)
Total	$(72,567)	$(28,812)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Interest cost	$5,814	$4,333	$17,684	$12,999
Expected return on plan assets, net of expenses	(6,302)	(6,227)	(18,915)	(18,675)
Amortization of actuarial loss and prior service cost	5	997	14	3,026
Total for defined benefit pension plan	(483)	(897)	(1,217)	(2,650)
SERPs	232	214	698	642
Defined contribution plan	3,530	3,258	12,125	11,582
Net periodic benefit cost	$3,279	$2,575	$11,606	$9,574

We contributed $0.9 million to fund current benefit payments for our SERPs during the nine months ended September 30, 2023. During the remainder of 2023, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

12. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis on which our chief operating decision maker makes resource-allocation decisions.
Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have seven CW affiliates - four on full power stations and three on multicast; seven independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Segment operating revenues:
Local Media	$353,061	$378,438	$1,017,203	$1,060,918
Scripps Networks	215,393	235,401	663,095	713,398
Other	2,620	2,594	10,149	10,638
Intersegment eliminations	(4,545)	(4,332)	(13,304)	(12,680)
Total operating revenues	$566,529	$612,101	$1,677,143	$1,772,274
Segment profit (loss):
Local Media	$74,865	$99,607	$201,725	$234,742
Scripps Networks	49,661	71,984	161,530	230,357
Other	(6,263)	(6,791)	(14,074)	(12,253)
Shared services and corporate	(20,810)	(19,611)	(67,546)	(60,937)
Acquisition and related integration costs	—	—	—	(1,642)
Restructuring costs	(4,705)	—	(29,208)	—
Depreciation and amortization of intangible assets	(38,588)	(39,565)	(115,759)	(120,329)
Impairment of goodwill	—	—	(686,000)	—
Gains (losses), net on disposal of property and equipment	(1,066)	(1,593)	(2,320)	(5,651)
Interest expense	(56,916)	(41,917)	(158,029)	(114,427)
Gain on extinguishment of debt	—	—	—	1,234
Defined benefit pension plan income	251	683	519	2,008
Miscellaneous, net	1,309	(494)	131	1,269
Income (loss) from operations before income taxes	$(2,262)	$62,303	$(709,031)	$154,371
Depreciation:
Local Media	$9,881	$9,997	$29,521	$30,665
Scripps Networks	4,892	4,889	14,558	14,504
Other	47	45	137	133
Shared services and corporate	280	409	1,074	1,220
Total depreciation	$15,100	$15,340	$45,290	$46,522
Amortization of intangible assets:
Local Media	$8,980	$8,520	$26,941	$26,481
Scripps Networks	13,009	14,209	39,027	42,627
Other	447	471	1,345	1,423
Shared services and corporate	1,052	1,025	3,156	3,276
Total amortization of intangible assets	$23,488	$24,225	$70,469	$73,807
Additions to property and equipment:
Local Media	$15,123	$6,803	$36,530	$23,017
Scripps Networks	1,225	2,241	3,920	10,677
Other	—	9	34	54
Shared services and corporate	495	71	1,469	331
Total additions to property and equipment	$16,843	$9,124	$41,953	$34,079

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Operating revenues:
Core advertising	$346,037	$371,064	$1,061,868	$1,152,860
Political	9,130	65,715	16,501	96,547
Distribution	203,859	167,250	571,320	497,012
Other	7,503	8,072	27,454	25,855
Total operating revenues	$566,529	$612,101	$1,677,143	$1,772,274

13. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred stock shares, the dividend rate will be 8% per annum. If dividends on the preferred stock shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred stock shares are outstanding. Preferred stock dividends were $36.0 million during the first nine months of 2023 and 2022. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.
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

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2023	$(77,277)	$(144)	$(77,421)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8(a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, September 30, 2023	$(77,252)	$(144)	$(77,396)

	Three Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2022	$(72,059)	$(190)	$(72,249)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $253 (a)	813	3	816
Net current-period other comprehensive income (loss)	813	3	816
Ending balance, September 30, 2022	$(71,246)	$(187)	$(71,433)

	Nine Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $24(a)	75	—	75
Net current-period other comprehensive income (loss)	75	—	75
Ending balance, September 30, 2023	$(77,252)	$(144)	$(77,396)

	Nine Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $768(a)	2,467	9	2,476
Net current-period other comprehensive income (loss)	2,467	9	2,476
Ending balance, September 30, 2022	$(71,246)	$(187)	$(71,433)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Court TV and Scripps News and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. Effective the beginning of 2023, we merged our nationally focused news and resources into a Scripps News division. Scripps News combines the development and distribution of Newsy programming content, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation will more efficiently serve national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide consumers DVR product solutions to watch and record free over-the-air HDTV on connected devices through our Nuvyyo business.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace as well as continued to leverage our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their subscription services, and industry data shows the use of free television over antenna is expected to surpass 50 million households in 2025. Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation, to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. During the third quarter of 2023, we continued our efforts to build awareness, grow the broadcast marketplace and improve consumers over-the-air television experiences by relaunching a new version of our Tablo product. Tablo is the first consumer technology device that enables whole-home viewing, recording of over-the-air broadcast television and curated free- ad-supported streaming television channels without a subscription.

In December of 2022, we launched Scripps Sports to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our local broadcast television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Scripps Sports is comprised of a limited number of personnel that seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred reside within those respective businesses.

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

On April 20, 2023, we announced a multi-year agreement to televise regular season Friday night WNBA games on ION. The WNBA Friday Night Spotlight on ION includes games available nationally, as well as games made available on a regional basis.

On May 4, 2023, we announced a multi-year agreement with the Vegas Golden Knights to televise the National Hockey League team's games in Las Vegas and surrounding markets. We air the games on our local station KMCC, and its Las Vegas ABC affiliate KTNV provides marketing and promotion.

On October 5, 2023, we announced a multi-year agreement with the Arizona Coyotes to televise their locally broadcast games to residents of Arizona and surrounding states within the team’s broadcast territory. Games will air on our television stations within the Phoenix, Tucson, and Salt Lake City markets.

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

Preferred stock dividends paid in the first nine months of 2023 and 2022 totaled $36.0 million. Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Operating revenues	$566,529	(7.4)%	$612,101	$1,677,143	(5.4)%	$1,772,274
Cost of revenues, excluding depreciation and amortization	(321,227)	2.9%	(312,054)	(946,511)	3.1%	(918,398)
Selling, general and administrative expenses, excluding depreciation and amortization	(147,849)	(4.5)%	(154,858)	(448,997)	(2.8)%	(461,967)
Acquisition and related integration costs	—		—	—		(1,642)
Restructuring costs	(4,705)		—	(29,208)		—
Depreciation and amortization of intangible assets	(38,588)		(39,565)	(115,759)		(120,329)
Impairment of goodwill	—		—	(686,000)		—
Gains (losses), net on disposal of property and equipment	(1,066)		(1,593)	(2,320)		(5,651)
Operating income (loss)	53,094		104,031	(551,652)		264,287
Interest expense	(56,916)		(41,917)	(158,029)		(114,427)
Gain on extinguishment of debt	—		—	—		1,234
Defined benefit pension plan income	251		683	519		2,008
Miscellaneous, net	1,309		(494)	131		1,269
Income (loss) from operations before income taxes	(2,262)		62,303	(709,031)		154,371
Benefit (provision) for income taxes	(1,391)		(16,055)	17,009		(44,018)
Net income (loss)	$(3,653)		$46,248	$(692,022)		$110,353

Operating revenues decreased $45.6 million or 7.4% in the third quarter of 2023 and $95.1 million or 5.4% for the first nine months of 2023 when compared to prior periods. Local Media distribution revenues increased by $33.1 million in the third quarter of 2023 and $61.1 million for the first nine months of 2023. We completed distribution agreement renewals for approximately 75% of our subscriber households during the first nine months of 2023. In this non-election year, these distribution revenue increases were more than offset by declines in political revenues of $56.6 million in the third quarter of 2023 and $80.0 million for the first nine months of 2023. Additionally, operating revenue decreases were driven by a decrease in Local Media core advertising revenue and Scripps Networks revenue reflecting the impact of macroeconomic conditions, as inflation and consumer uncertainty continue to contribute to softness in the advertising marketplace.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $9.2 million or 2.9% in the third quarter of 2023 and $28.1 million or 3.1% for the first nine months of 2023 when compared to prior periods. Programming costs, a significant driver of fluctuations in cost of revenues, increased $5.5 million in the third quarter of 2023 and $13.8 million for the first nine months of 2023 when compared to prior periods, mainly attributed to higher network affiliation fees at Scripps Networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $7.0 million or 4.5% in the third quarter of 2023 and $13.0 million or 2.8% for the first nine months of 2023 when compared to prior periods. The quarter-to-date and year-to-date periods included a decrease in ratings costs following a change in service providers in Local Media, as well as decreases in advertising and promotion costs. The quarter-to-date and year-to-date periods reflect an increase in payroll related costs due primarily to annual merit increases.

Restructuring costs totaled $4.7 million in the third quarter of 2023 and $29.2 million in the first nine months of 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Year-to-date restructuring costs also included employee severance related charges of $8.9 million, operating lease impairment charges of $1.1 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets decreased $1.0 million in the third quarter of 2023 and $4.6 million for the first nine months of 2023 when compared to prior periods.

In the second quarter of 2023, we recorded a $686 million non-cash charge to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

Interest expense increased $15.0 million in the third quarter of 2023 and $43.6 million for the first nine months of 2023 when compared to prior periods primarily due to higher year-over-year interest rates on our variable debt borrowings.

During the first quarter of 2022, we redeemed $42.2 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $54.5 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $1.2 million as the notes were redeemed for total consideration below par value of the notes.

The effective income tax rate was 2.4% and 29% for the nine months ended September 30, 2023 and 2022, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which is non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.4 million expense in 2023 and $1.0 million benefit in 2022), state deferred rate changes ($1.1 million benefit in 2023 and $4.0 million expense in 2022) and state NOL valuation allowance changes. Additionally, the 2023 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2023.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Segment operating revenues:
Local Media	$353,061	(6.7)%	$378,438	$1,017,203	(4.1)%	$1,060,918
Scripps Networks	215,393	(8.5)%	235,401	663,095	(7.1)%	713,398
Other	2,620	1.0%	2,594	10,149	(4.6)%	10,638
Intersegment eliminations	(4,545)	4.9%	(4,332)	(13,304)	4.9%	(12,680)
Total operating revenues	$566,529	(7.4)%	$612,101	$1,677,143	(5.4)%	$1,772,274
Segment profit (loss):
Local Media	$74,865	(24.8)%	$99,607	$201,725	(14.1)%	$234,742
Scripps Networks	49,661	(31.0)%	71,984	161,530	(29.9)%	230,357
Other	(6,263)	(7.8)%	(6,791)	(14,074)	14.9%	(12,253)
Shared services and corporate	(20,810)	6.1%	(19,611)	(67,546)	10.8%	(60,937)
Acquisition and related integration costs	—		—	—		(1,642)
Restructuring costs	(4,705)		—	(29,208)		—
Depreciation and amortization of intangible assets	(38,588)		(39,565)	(115,759)		(120,329)
Impairment of goodwill	—		—	(686,000)		—
Gains (losses), net on disposal of property and equipment	(1,066)		(1,593)	(2,320)		(5,651)
Interest expense	(56,916)		(41,917)	(158,029)		(114,427)
Gain on extinguishment of debt	—		—	—		1,234
Defined benefit pension plan income	251		683	519		2,008
Miscellaneous, net	1,309		(494)	131		1,269
Income (loss) from operations before income taxes	$(2,262)		$62,303	$(709,031)		$154,371

Local Media — Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have seven CW affiliates - four on full power stations and three on multicast; seven independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Segment operating revenues:
Core advertising	$142,295	(3.1)%	$146,899	$433,057	(6.2)%	$461,907
Political	9,130	(85.5)%	63,183	16,501	(82.2)%	92,960
Distribution	197,842	20.1%	164,742	556,549	12.3%	495,450
Other	3,794	5.0%	3,614	11,096	4.7%	10,601
Total operating revenues	353,061	(6.7)%	378,438	1,017,203	(4.1)%	1,060,918
Segment costs and expenses:
Employee compensation and benefits	109,566	3.0%	106,341	325,748	3.0%	316,311
Programming	122,923	(0.9)%	123,983	360,749	(0.2)%	361,433
Other expenses	45,707	(5.8)%	48,507	128,981	(13.1)%	148,432
Total costs and expenses	278,196	(0.2)%	278,831	815,478	(1.3)%	826,176
Segment profit	$74,865	(24.8)%	$99,607	$201,725	(14.1)%	$234,742

Revenues

Total Local Media revenues decreased $25.4 million or 6.7% in the third quarter of 2023 and $43.7 million or 4.1% for the first nine months of 2023 when compared to prior periods. Core advertising revenues decreased $4.6 million or 3.1% in the third quarter of 2023 and $28.9 million or 6.2% for the first nine months of 2023 when compared to prior periods, reflecting the impact of macroeconomic conditions. During this non-election year, political revenues decreased $54.1 million and $76.5 million in the quarter-to-date and year-to-date periods, respectively. These decreases were partially offset by an increase in distribution revenues of $33.1 million or 20% in the third quarter of 2023 and $61.1 million or 12% for the first nine months of 2023 when compared to prior periods. While distribution revenues have been affected by subscriber losses from traditional MVPDs, particularly among cable and satellite providers, rate increases have more than offset those subscriber declines. We completed renewal negotiations on distribution agreements covering about 75% of our subscriber households throughout the first nine months of 2023, which accounts for all the renewals for 2023.

Costs and expenses

Employee compensation and benefits increased $3.2 million or 3.0% in the third quarter of 2023 and $9.4 million or 3.0% for the first nine months of 2023 when compared to prior periods primarily due to annual merit increases.

Programming expense decreased $1.1 million or 0.9% in the third quarter of 2023 and $0.7 million or 0.2% for the first nine months of 2023 when compared to prior periods.

Other expenses decreased $2.8 million or 5.8% in the third quarter of 2023 and $19.5 million or 13% for the first nine months of 2023 when compared to prior periods, driven by lower ratings costs following a change in service providers and the timing of advertising and promotion expenditures.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	Change	2022	2023	Change	2022

Total operating revenues	$215,393	(8.5)%	$235,401	$663,095	(7.1)%	$713,398
Segment costs and expenses:
Employee compensation and benefits	30,630	1.3%	30,227	94,383	5.3%	89,669
Programming	91,459	8.2%	84,562	269,543	6.0%	254,340
Other expenses	43,643	(10.3)%	48,628	137,639	(1.0)%	139,032
Total costs and expenses	165,732	1.4%	163,417	501,565	3.8%	483,041
Segment profit	$49,661	(31.0)%	$71,984	$161,530	(29.9)%	$230,357

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $20.0 million or 8.5% in the third quarter of 2023 and $50.3 million or 7.1% for the first nine months of 2023 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2023, our Scripps Networks brands have experienced softness within the national advertising marketplace as macroeconomic challenges have continued to impact advertiser budgets. Scripps Networks revenues for the quarter-to-date and year-to-date periods reflect the benefits of expanded distribution of our networks on Connected TV platforms, offset by the impacts of lower linear television advertising spend that reflects the softness in the national advertising marketplace and a decline in linear television viewership that contributes to lower ratings in our key monetized demographics.

Costs and expenses

Employee compensation and benefits increased $0.4 million or 1.3% in the third quarter of 2023 and $4.7 million or 5.3% for the first nine months of 2023 when compared to prior periods. Quarter-to-date and year-to-date increases were driven by annual merit increases and increased investment in our Scripps News initiative.

Programming expense increased $6.9 million or 8.2% in the third quarter of 2023 and $15.2 million or 6.0% for the first nine months of 2023 when compared to prior periods. Quarter-to-date and year-to-date increases were driven by higher affiliate fees, reflecting both contractual rate increases and increased distribution across the Scripps Networks' businesses.

Other expenses decreased $5.0 million or 10% in the third quarter of 2023 and decreased $1.4 million or 1.0% for the first nine months of 2023 when compared to prior periods. Advertising and promotion costs decreased $8.8 million in the third quarter of 2023 and $13.3 million for the first nine months of 2023 when compared to prior periods. Ratings costs, reflecting an annual contractual rate increase for all networks, and costs related to our Connected TV revenue increased year-over-year compared to the 2022 periods.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of September 30, 2023, we had approximately $15.9 million of cash on hand and $238 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022

Net cash provided by operating activities	$49,137	$196,277
Net cash used in investing activities	(44,731)	(55,183)
Net cash used in financing activities	(6,581)	(203,351)
Decrease in cash, cash equivalents and restricted cash	$(2,175)	$(62,257)

Cash flows from operating activities

Cash provided by operating activities decreased $147 million in 2023 compared to 2022 driven by a $110 million year-over-year decrease in segment profit, a $37.6 million increase in interest paid and a $43.8 million increase in cash used from changes in certain working capital accounts. These year-over-year decreases were partially offset by a decrease of $30.7 million in income taxes paid.

Cash flows from investing activities

Cash used in investing activities was $44.7 million in 2023 compared to $55.2 million in 2022. Capital expenditures were $43.8 million in 2023 compared to $35.5 million in 2022. Investing activities in 2022 also reflect the $13.8 million acquisition of Nuvyyo.

Cash flows from financing activities

Cash used in financing activities was $6.6 million in 2023 compared to $203 million in 2022. During the third quarter of 2023, we had net debt proceeds of $340 million, reflecting borrowings on our Revolving Credit Facility. On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of our term loan maturing in October 2024. Preferred stock dividends were $36.0 million in the first nine months of 2023 and 2022. During the first quarter of 2022, we redeemed $42.2 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes and $54.5 million of our 2031 Senior Notes. During the third quarter of 2022, we made an additional principal payment on the 2028 term loan totaling $25 million.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of September 30, 2023. On July 31, 2023, we borrowed $283 million on the revolver to pay off the remaining principal balance of our term loan maturing in October of 2024.

As of September 30, 2023, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the second quarter of 2026. The Eighth Amendment to our Revolving Credit Facility permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of September 30, 2023, we were in compliance with our financial covenants.

Debt Repurchase Program

In February 2023, our Board of Directors provided a new repurchase authorization, pursuant to which we may reduce, through redemptions or open market purchases and retirement, a combination of the outstanding principal balance of our senior secured and senior unsecured notes. The authorization currently permits an aggregate principal amount reduction of up to $500 million and expires on March 1, 2026. Our previous debt repurchase authorization expired on March 1, 2023.

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share.
The preferred stock shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends paid in the first nine months of 2023 and 2022 totaled $36.0 million. In connection with the issuance of the preferred stock shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred stock shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred stock shares are redeemed.

Other
During the remainder of 2023, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2023.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at SOFR plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our current variable rate borrowings by approximately $16.2 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2023		As of December 31, 2022
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$340,000	$340,000	$—	$—
Senior secured notes, due in 2029	523,356	396,390	523,356	426,535
Senior unsecured notes, due in 2027	425,667	315,990	425,667	384,697
Senior unsecured notes, due in 2031	392,071	249,137	392,071	316,107
Term loan, due in 2024	—	—	284,250	279,631
Term loan, due in 2026	730,728	721,594	736,437	725,850
Term loan, due in 2028	553,000	541,940	559,000	545,025
Long-term debt, including current portion	$2,964,822	$2,565,051	$2,920,781	$2,677,845

Financial instruments subject to market value risk:
Investments held at cost	$21,109	(a)	$20,890	(a)

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