Form 10-K
period 2023-12-31
E.W. SCRIPPS Co
filed 2024-02-23
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2023     OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $9.15 per share closing price for such stock on June 30, 2023, was approximately $536,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2024, there were 72,883,609 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2024 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2023

As used in this Annual Report on Form 10-K, the terms “Scripps,” “Company,” “we,” “our” or “us” may, depending on the context, refer to The E.W. Scripps Company, to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.
Additional Information
Our Company website is http://www.scripps.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation & Talent Management, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request or by request via e-mail to secretary@scripps.com.
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
Founded in 1878, The E.W. Scripps Company motto is "Give light and the people will find their own way." Our mission is to do well by doing good — creating value for customers, employees and owners by informing, engaging and empowering those we serve. We serve audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. Effective in January 2023, we merged our nationally focused news resources into a national outlet called Scripps News. Scripps News combines the development and distribution of Newsy programming, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation more efficiently serves national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we produce a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription. For a full listing of our brands, visit http://www.scripps.com.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. During 2023, we continued our efforts to build awareness, grow the broadcast marketplace and improve consumers over-the-air television experiences by relaunching a new version of our Tablo product.

In December 2022, we launched Scripps Sports to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our local broadcast television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches nearly 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Scripps Sports is comprised of a limited number of employees who seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred reside within those respective businesses.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We currently anticipate this effort will result in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023.

On March 27, 2023, we shut down the multicast network TrueReal, merging certain of its programming with that of Defy TV, and began leasing the additional spectrum it created on our owned and operated stations to Jewelry Television. In connection with the TrueReal restructuring, we relinquished rights to portions of their programming library.

On April 20, 2023, we announced a multi-year agreement to televise regular season Friday night WNBA games on ION. The WNBA Friday Night Spotlight on ION included games available nationally as well as games made available on a regional basis.

On May 4, 2023, we announced a multi-year agreement with the Vegas Golden Knights to televise the National Hockey League's team's games in Las Vegas and surrounding markets. The games aired on our local station KMCC, and our Las Vegas ABC affiliate KTNV provided marketing and promotion.

On October 5, 2023, we announced a multi-year agreement with the Arizona Coyotes to televise their locally broadcast games to residents of Arizona and surrounding states within the team's broadcast territory. Games will air on our television stations within the Phoenix, Tucson and Salt Lake City markets.

On November 9, 2023, we announced a multi-year agreement with the National Women's Soccer League to nationally televise Saturday night games on ION. These regular season matches will be distributed over 25 exclusive Saturday night double-headers beginning with their 2024 season.

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
We provide free over-the-air news, information, sports and entertainment content that informs and engages our local communities. We distribute our content on multiple platforms, including broadcast, digital, mobile, social and over-the-top ("OTT"). It is our objective to develop content and applications designed to enhance the user experience on each of those platforms. Our ability to cover our communities across various digital platforms allows us to expand our audiences beyond traditional broadcast television.
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
In addition to news programming, our television stations run network programming, local sporting events, syndicated programming and original programming. Our strategy is to balance syndicated programming with original programming that we control. We believe this strategy improves our Local Media division's financial performance. We also provide live, local sporting events on many of our stations by acquiring local television broadcast rights for these events.
Revenue cycles and sources
Core Advertising

Our core advertising is comprised of sales to local and national businesses. The advertising includes a combination of broadcast spots as well as digital and connected TV advertising. Our core advertising revenues accounted for 43% of our Local Media segment’s revenues in 2023. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

Local advertising time is sold by each station’s local sales staff calling upon advertising agencies and local businesses, which typically include advertisers such as car dealerships, health-care facilities, home improvement companies and other service providers. We seek to attract new advertisers to our television stations and to increase the amount of advertising sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or promoting local events and activities.

National advertising time is generally sold by calling upon advertising agencies, whose clients typically include businesses such as automobile manufacturers and dealer groups, telecommunications companies and insurance providers.

Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.
Cyclical factors influence revenues from our core advertising categories. Some of the cycles are periodic and known well in advance, such as election campaign seasons and special programming events (e.g. the Olympics or the Super Bowl). For example, our NBC affiliates currently benefit from incremental advertising demand from the coverage of the Olympics. Economic cycles are less predictable and beyond our control.

Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Political Advertising

Political advertising is generally sold through our Washington, D.C. sales office. Advertising is sold to presidential, gubernatorial, U.S. Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) and other advocacy groups. Political advertising revenues were 2.4% of our Local Media segment's revenues in 2023, an off-cycle election year.

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

Distribution Revenues

We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our local broadcast signals. Distribution revenues were 54% of our Local Media segment's revenues in 2023. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has in our markets and the contracted rate per subscriber. During 2023, we completed renewal negotiations on distribution agreements covering approximately 75% of our subscriber households.
Expenses
Employee costs accounted for 39% of our Local Media segment's costs and expenses in 2023.
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

Programming costs, which include network affiliation fees, local sports rights fees, syndicated programming and shows produced for us or in partnership with others, were 44% of our Local Media segment's costs and expenses in 2023.

Our network-affiliated stations broadcast programming is supplied to us by the Big 4 broadcast networks in various dayparts. Under each affiliation agreement, the station broadcasts all of the programs transmitted by the network. In exchange, we pay affiliation fees to the network, and the network sells a substantial majority of the advertising time during these broadcasts. We expect our network affiliation agreements to be renewed upon expiration.

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank(1)

WFTS-TV	Tampa-St. Petersburg, FL - Ch. 28	ABC/17	2026	2029	11
WMYD-TV	Detroit, MI - Ch. 20	CW/31	2024	2029	12
WXYZ-TV	Detroit, MI - Ch. 7	ABC/25	2026	2029	12
KNXV-TV	Phoenix, AZ - Ch. 15	ABC/15	2026	(2)	13
KASW -TV	Phoenix, AZ - Ch. 61	Ind/27	N/A	2030	13
KMGH-TV	Denver-Aurora, CO - Ch. 7	ABC/7	2026	2030	16
KCDO-TV	Denver-Aurora, CO - Ch. 3	Ind/23	N/A	2030	16
WSFL-TV	Miami, FL - Ch. 39	CW/27	2024	2029	17
WEWS-TV	Cleveland, OH - Ch. 5	ABC/15	2026	2029	19
WMAR-TV	Baltimore, MD - Ch. 2	ABC/27	2026	2028	26
WRTV-TV	Indianapolis, IN - Ch. 6	ABC/25	2026	2029	27
WTVF-TV	Nashville, TN - Ch. 5	CBS/36	2024	2029	28
KMCI-TV	Kansas City, MO - Ch. 38	Ind/25	N/A	2030	30
KSHB-TV	Kansas City, MO - Ch. 41	NBC/36	2024	2030	30
WTMJ-TV	Milwaukee, WI - Ch. 4	NBC/32	2024	2029	31
KGTV-TV	San Diego, CA - Ch. 10	ABC/10	2026	2030	32
KSTU-TV	Salt Lake City, UT - Ch. 13	FOX/28	2026	2030	33
KUPX-TV	Salt Lake City, UT - Ch. 16	Ind/29	N/A	2030	33
WPTV-TV	West Palm Beach-Port St. Lucie, FL - Ch. 5	NBC/12	2024	2029	35
WHDT-TV	West Palm Beach-Port St. Lucie, FL - Ch. 9	Ind/34	N/A	2029	35
WCPO-TV	Cincinnati, OH - Ch. 9	ABC/26	2026	2029	36
KTNV-TV	Las Vegas, NV - Ch. 13	ABC/13	2026	2030	41
KMCC-TV	Las Vegas, NV - Ch. 34	Ind/32	N/A	2030	41
WXMI-TV	Grand Rapids-Kalamazoo, MI - Ch. 17	FOX/19	2026	2029	42
WGNT-TV	Norfolk-Virginia Beach, VA - Ch. 27	CW/20	2024	2028	43
WTKR-TV	Norfolk-Virginia Beach, VA - Ch. 3	CBS/16	2026	2028	43
WKBW-TV	Buffalo, NY - Ch. 7	ABC/34	2026	2031	49
WFTX-TV	Ft. Myers-Cape Coral, FL - Ch. 4	FOX/34	2026	2029	50
WTVR-TV	Richmond, VA - Ch. 6	CBS/23	2026	2028	55
KJRH-TV	Tulsa, OK - Ch. 2	NBC/8	2024	2030	62
WGBA-TV	Green Bay-Appleton, WI - Ch. 26	NBC/14	2024	2029	63
WACY-TV	Green Bay-Appleton, WI - Ch. 32	Ind/36	N/A	2029	63
WLEX-TV	Lexington, KY - Ch. 18	NBC/28	2024	2029	65
KMTV-TV	Omaha, NE - Ch. 3	CBS/31	2026	2030	69
KWBA-TV	Tucson, AZ - Ch. 58	CW/21	2024	2030	70
KGUN-TV	Tucson, AZ - Ch. 9	ABC/9	2026	2030	70
KOAA-TV	Colorado Springs, CO - Ch. 5	NBC/25	2024	2030	86
KXXV-TV	Waco-Killeen, TX - Ch. 25	ABC/26	2026	2030	93
KIVI-TV	Boise, ID - Ch. 6	ABC/24	2026	2030	103
WSYM-TV	Lansing, MI - Ch. 47	FOX/28	2026	2029	114
WTXL-TV	Tallahassee-Thomasville, FL-GA - Ch. 27	ABC/27	2026	2029	116
KERO-TV	Bakersfield, CA - Ch. 23	ABC/10	2026	(2)	120
KATC-TV	Lafayette, LA - Ch. 3	ABC/28	2026	2029	124
KSBY-TV	Santa Barbara-Santa Maria, CA - Ch. 6	NBC/15	2024	2030	130
KRIS-TV	Corpus Christi, TX - Ch. 6	NBC/26	2024	2030	132
KPAX-TV	Missoula, MT - Ch. 8	CBS/7	2024	2030	164
KTVQ-TV	Billings, MT - Ch. 2	CBS/10	2024	2030	167
KXLF-TV	Butte-Bozeman-Silver Bow, MT - Ch. 4	CBS/5	2024	2030	186
KRTV-TV	Great Falls, MT - Ch. 3	CBS/7	2024	2030	194
KTVH-TV	Helena, MT - Ch. 12	NBC/12	2024	2030	204
(1) Market rank is based on the 2023 Comscore HH Universe estimates.
(2) Application for renewal of the license was submitted timely to the FCC. Under FCC rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application. Historically, we have been successful in renewing our FCC licenses.

SCRIPPS NETWORKS

Our Scripps Networks segment includes national news outlets Scripps News and Court TV as well as popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution.

The segment generates revenue principally from the sale of advertising time on the national television networks. Advertising revenue generated by our networks depends on viewership ratings and advertising rates paid by advertisers for delivery of advertisements to certain viewer demographics. Advertising revenue is sold in the upfront, scatter (together called general market), direct response and connected TV markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. In the scatter market, advertisers buy their spots closer to the time when the spots will run. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time the sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining general market advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile. In most cases, advertising sales in the upfront and scatter markets are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. Similar to the scatter market, direct response advertisers buy their spots closer to the time when the spots will run, and pricing can vary based on demand. Direct response advertisers buy spots based on expected performance, giving advertisers an efficient and measured way to reach their customers. Direct response advertising is not subject to ratings guarantees.

Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenues than the first and third quarters.

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our Scripps Networks segment. Programming expenses accounted for 54% of our Scripps Networks segment's costs and expenses in 2023, reflecting the costs of investing in quality programming, costs of distribution from carriage agreements with local television broadcasters and cable and satellite providers and costs of programming acquired under multi-year sports rights agreements. The national networks are carried on both our owned and operated television stations and from carriage agreements with other broadcast stations. Our over-the-air ("OTA") television networks are well-positioned to capitalize on cord-cutting trends and provide a platform for delivering mass audiences to national advertisers.

ION

Our ION national television network is available in nearly 100% of U.S. television broadcast homes. It is available through its owned and operated OTA broadcast TV stations, on pay TV platforms and independent broadcast affiliates that carry the ION programming. ION broadcasts popular scripted crime and justice procedural programming and has the fifth-largest average prime-time audience among all broadcast networks on television. ION generally elects government-mandated must-carry provisions, thereby ensuring its programming is available on cable and satellite systems. ION is available as a free advertising-supported streaming television ("FAST") channel with distribution across multiple streaming services.

Bounce

Bounce is available in approximately 98% of U.S. television broadcast homes. Bounce is an African American broadcast network dedicated to inspiring, empowering and entertaining viewers. Bounce programming represents a rich mosaic of the African American community, featuring both licensed and original dramas, sitcoms, movies and specials. Original programming includes the hit series Johnson. Bounce XL is available as either an app or FAST channel with distribution on multiple streaming services.

Court TV

Court TV is available in approximately 96% of U.S. television broadcast homes. Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. Court TV is available as either an app or FAST channel with distribution on multiple streaming services.

Defy TV

Defy TV reaches approximately 95% of U.S. television broadcast homes and is a network that immerses viewers in the originality and eccentricity of those who cut against the grain. Programming includes reality-based series such as Pawn Stars, Forged in Fire, American Pickers and Storage Wars.

Grit

Grit is available in approximately 99% of U.S. television broadcast homes and appeals more strongly to male viewers. Grit’s programming line-up is primarily iconic Western series and movies. Grit Xtra is available as a FAST channel with distribution across multiple streaming services.

ION Mystery

ION Mystery is available in approximately 98% of U.S. television broadcast homes, and its programming is anchored in popular true-crime and justice procedural programming. Programming on ION Mystery includes NCIS and CSI franchises. ION Mystery is available as a FAST channel with distribution across multiple streaming services.

Laff

Laff is available in approximately 95% of U.S. television broadcast homes and targets comedy-lovers in the 18 to 49 age range. Programming on Laff includes popular sitcoms such as Home Improvement, Last Man Standing, Man with a Plan and According to Jim. Laff More is available as a FAST channel with distribution across multiple streaming services.

Scripps News

Scripps News is our national news network focused on bringing objective, fact-based reporting and analysis on world and national news, including politics, entertainment, science and technology. Scripps News remains the nation's only free 24/7 broadcast news network, available in approximately 91% of U.S. television broadcast homes. Scripps News is also available on multiple streaming services as either an app or FAST channel. The network’s programming lineup includes Morning Rush, In the Loop with Christian Bryant, Scripps News Reports with Chance Seales and Scripps News Showcase.

Information concerning our Scripps Networks FCC licensed television stations and the markets in which they operate is as follows:

Station	Market	DTV Channel	FCC License Expires in	Market Rank(1)

WPXN	New York, NY	34	2031	1
KILM	Los Angeles, CA	24	2030	2
KPXN	Los Angeles, CA	24	2030	2
WCPX	Chicago, IL	34	2029	3
WPPX	Philadelphia, PA	34	2031	4
KPXD	Dallas-Ft. Worth, TX	25	2030	5
WBPX	Boston, MA	22	2031	6
WDPX	Boston, MA	22	2031	6
WPXG	Boston, MA	23	2031	6
WPXW	Washington, DC	35	2028	7
WWPX	Washington, DC	13	2028	7
WPXA	Atlanta, GA	16	2029	8
KKPX	San Francisco-San Jose, CA	33	2030	9
KPXB	Houston, TX	32	2030	10
WXPX	Tampa-St. Petersburg, FL	29	2029	11
KPXM	Minneapolis-St. Paul, MN	16	2030	14
KWPX	Seattle, WA	33	2031	15
WPXM	Miami, FL	21	2029	17
WOPX	Orlando, FL	14	2029	18
KSPX	Sacramento, CA	21	2030	20
WRBU	St. Louis, MO	28	2029	22
WFPX	Raleigh-Durham, NC	32	2028	23
WRPX	Raleigh-Durham, NC	32	2028	23
WINP	Pittsburgh, PA	16	2031	24
KPXG	Portland, OR	22	2031	25
WNPX	Nashville, TN	32	2029	28
WPXE	Milwaukee, WI	30	2029	31
WSFJ	Columbus, OH	19	2029	34
KPXL	San Antonio, TX	26	2030	38
WPXC	Jacksonville, FL	24	2029	44
WPXQ	Providence, RI	17	2031	52
WPXL	New Orleans, LA	33	2029	53
WQPX	Wilkes Barre-Scranton, PA	33	2031	57
WPXK	Knoxville, TN	18	2029	58
WKOI	Dayton, OH	31	2029	61
KTPX	Tulsa, OK	28	2030	62
KFPX	Des Moines, IA	36	2030	71
WPXR	Roanoke-Lynchburg, VA	27	2028	72
WIPL	Portland, ME	24	2031	76
WLPX	Charleston-Huntington, WV	18	2028	79
WZRB	Columbia, SC	25	2028	81
WSPX	Syracuse, NY	36	2031	82
KPXR	Cedar Rapids, IA	22	2030	90
WEPX	Greenville-Jacksonville, NC	36	2028	98
WPXU	Greenville-Jacksonville, NC	16	2028	98
WTPX	Wausau-Stevens Point, WI	19	2029	131
(1) Market rank is based on the 2023 Comscore HH Universe estimates.

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

FCC regulations govern the ownership of television stations, and the agency is required by statute to review these rules every four years to determine if they continue to serve the public interest. The FCC recently concluded the review that commenced in 2018, adopting an Order that largely retained the existing multiple ownership rules and added a prohibition on television broadcasters using multicast channels or low power television stations to acquire two “top-four” affiliations in a single market. Existing combinations of two or more “top-four” affiliations are allowed to continue but cannot be sold together to a single buyer. Court challenges to the Commission’s Order are expected. The 2022 quadrennial review of the ownership rules remains open.

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

We cannot predict the outcome of these open proceedings, the expected court reviews of the FCC's most recent changes to its television ownership rules, or the effect of further FCC rule revisions on our stations' operations or our business.

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

Broadcasters are continuing to deploy a new voluntary digital television standard, ATSC 3.0. This Internet-protocol based transmission method permits television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 transmission are required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0 “host” station. This “simulcasting” requirement was originally due to “sunset” in 2023 but has been extended by the FCC and is now due to expire in July 2027, unless further extended. Scripps stations in several markets are operating with the new transmission protocol.

The FCC remains committed to permitting non-broadcast spectrum use in the “white spaces” between television stations' protected service areas despite broadcasters’ concerns about the possibility of harmful interference to their existing service and to the potential for innovative uses of their broadcast spectrum in the future. In 2015, the FCC proposed to reserve a 6 MHz “vacant channel” in each market for non-broadcast, unlicensed services (including wireless microphones) which, if adopted, would have further reduced the spectrum available for television broadcasting. The reservation of spectrum in the “broadcast” band for interference-protected non-broadcast services could have had a particularly adverse effect on the ability of low-power and translator television stations to offer service since these stations enjoy only “secondary” status that offers no protection from interference caused by a full-power station. In late 2020, the FCC declined to adopt its own vacant channel proposal, although it continues to explore other ways to allow use of “white spaces” by unlicensed operators. We cannot predict the outcome of these proceedings or their possible impact on the Company.

In 2022, Congress passed the Low Power Protection Act, which directed the FCC to adopt rules that will allow certain low-power television stations in smaller markets to apply for “Class A” regulatory status, which will provide those stations with increased protection from interference. The FCC has adopted rules implementing the Low Power Protection Act, although those rules have not yet gone into effect. When those rules become effective, eligible stations will have one year in which to apply for “Class A” status. While certain low power television stations owned by the Company may be eligible to apply for this status, we cannot predict the outcome of any such applications or their possible impact on the Company.

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

Employees and Human Capital Resource Management

Scripps operates under the fundamental philosophy that people are our most valuable asset. Identifying quality talent is at the heart of everything we do and our business success is dependent upon our ability to attract, develop and retain highly qualified employees. Our core values of courage, compassion, curiosity and community establish the foundation on which the culture is built and represent the key expectations we have of our employees. Our goal is to hire the best, to spark their passion for the job and then to nourish their career with tools that will help them learn and excel. We believe our culture and commitment to our employees help us attract and retain our qualified talent, while simultaneously providing significant value to Scripps and its shareholders.

In January 2023, we announced a strategic reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. We created the role of chief operating officer to oversee both the Scripps Networks and Local Media businesses. The chief operating officer is leading the reorganization process to create a nimbler organizational structure, including the centralization of certain services as well as the consolidation of layers in management. Underlying our intent to restructure and reorganize is a sincere commitment to the Scripps mission. Our company has a long history of evolving to meet the changing needs of the media consumer.

Employees

As of December 31, 2023, we had approximately 5,200 employees, including full-time and part-time employees. Various labor unions represent approximately 400 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

Equity, Diversity and Inclusion

Scripps is committed to an equitable, diverse and inclusive workplace that reflects the communities where we live, work and play. Our goal is to support all employees with the resources and development opportunities they need to write their own stories. Our overarching Equity, Diversity and Inclusion ("EDI") strategy focuses on building awareness of the importance of EDI in our workplaces and communities, empowering leaders to employ EDI practices in their business units or reporting structures, and tracking its equity, diversity and inclusion efforts, which culminates in required regulatory reporting (Equal Employment Opportunity-1 reports), divisional analysis and regular reports to the Company’s Board of Directors.

Leading Scripps' diversity, equity and inclusion strategies across the enterprise is the chief diversity & inclusion officer ("CDO"). This past year, we designated the CDO as a standalone role with a singular focus on EDI that directs our EDI strategy based on our guiding principles:

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

The CDO's team partners with business, senior leadership and human resources leaders to develop and implement the EDI strategy as well as action plans that continually evolve Scripps’ EDI commitment. The components of these plans include:

•Enterprise HR Objective: Foster diverse, inclusive, respectful workplaces focused on recruiting and developing talent that drives a high-performance, mission-oriented culture to support business objectives.

•EDI Mission: Cultivate a culture of inclusion where everyone is valued, informed and empowered to fully realize their Scripps story.

•EDI Vision: Transforming our business and the communities where we live, work and play by acknowledging, incorporating and uplifting our increasingly diverse world.

Our four diversity pillars are: Race, Gender, LGBTQ+ and veterans, and we hope to add a fifth, disability, before year end 2024. As a foundation of our EDI journey, we work to help both employees and external stakeholders understand how and why Scripps is focused on a more equitable, diverse and inclusive workplace. The awareness and educational part of our strategy is foundational to improving representation in our workforce. We now celebrate our history and heritage months throughout the year and ensure ongoing learning opportunities through The Welcome Table, which highlights educational awareness; Courageous Conversations, showcasing robust, candid discourse among employees and speakers; EDI Academy, which promotes intimate topical exchanges; EDI Journey, which pairs two employees from diverse backgrounds on a six-week getting-to-know you program filled with meaningful conversations, and our annual Diversity Symposium. To engage employees deeper in our organization, we’ve also introduced our EDI Advisory Council, which will leverage employee perspectives on our EDI strategy and supporting tactics. Our Employee Resource Groups have increased across the organization, with each diversity pillar represented.

In 2023, we held our third annual EDI Symposium, which is our annual, weeklong event featuring internal and external speakers talking to our employees about multiple dimensions of difference including, but not limited to, visible and invisible disabilities, behavioral health and wellness and EDI and appearance bias related to size, tattoos and hair texture. More than 3,800 employees joined 14 inspiring sessions. Of those, 39% were in manager and executive roles.

At its core, our EDI work is about engaging every employee and helping them to participate at work at their fullest level, to achieve a truly inclusive workplace culture where they experience the satisfaction of belonging and performing well.

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

Commitment to Values and Ethics

Along with our core values, we demonstrate a commitment to operate at the highest ethical standards by enforcing the principles in Scripps’ Code of Conduct, which is applicable to all employees and sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics related to accounting and auditing matters, antitrust activity, confidentiality and privacy, conflict of interest, discrimination or harassment, diverting of product or business activity, embezzlement, employee relations, falsification of contracts, reports or records, gifts or entertainment, improper supplier or contractor activity, leadership or management issues, securities law violations, sexual harassment, substance abuse, theft, and unsafe working conditions, among other things. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also establishes a means for employees to submit confidential and anonymous reports of suspected or alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited. Our chief ethics officer is responsible for the implementation and oversight of the Code of Conduct, monitors the ethics hotline, investigates ethics concerns and reports to the Board's Nominating & Governance Committee on related quarterly activity. Additionally, the Company has in place a Code of Business Conduct and Ethics for the chief executive officer and the senior financial and accounting officers. We also require our journalists to read and sign our Journalism Code of Ethics, and we provide Social

Media Guidelines that help our employees understand how to protect the reputations of themselves and the Company on social media platforms.

Professional Development and Training

We believe a key factor in employee retention is training and professional development for our people. We have designed training programs to meet the needs of various roles, specialized skill sets and departments across the Company. In addition, we have dedicated time, resources and focus to developing people leaders across all levels of the organization, from the first-time frontline manager to aspiring executive. We use certain workforce metrics to inform the structure and effectiveness of our programs. These metrics include performance and productivity, employee internal movement and voluntary turnover. To assist employees with career growth and exploration, we invite them to update their interests, experience and skills in our human capital management system. This provides visibility into the capabilities and career aspirations of our people, allowing us to map employees to new opportunities and employees to self-explore ways in growing their careers. Additionally, we use a performance evaluation program that adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To that end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; daily company social media postings; annual all-employee awards program; and regular town hall meetings with the CEO and other executives. We also welcome communication from our employees through focus groups, employee experience councils and town hall meeting surveys. In addition, Scripps employees across the country are giving back in their local communities through reporting on critical issues, entertaining audiences with quality content, fundraising to help those in need and volunteering for important causes.

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

•Linear TV viewing levels have declined in recent years due to cord-cutting and a migration of viewing to streaming platforms. Any continued detrimental shifts in viewer preferences adversely impact the size and demographic profile of our audiences and put pressure on advertising rates. The largest Subscription Video on Demand services have introduced advertising-supported versions that could take advertising dollars from linear TV.

•Television advertising revenues in even-numbered years generally benefit from political advertising. The amount of political advertising generated in these even-numbered years can be unpredictable as the competitiveness of specific political races and issues in the markets where our television stations operate determines the extent of the benefit we may realize.

•Continued consolidation and contraction of local advertisers in our local markets could adversely impact our operating results, given that we expect the majority of our advertising to be sold to local businesses in our markets.

•Local television stations have significant exposure to advertising in the automotive, retail and services industries. Our national networks have significant exposure to advertising in the consumer-packaged goods, pharmaceutical and insurance industries. A disruption in advertising spend within these industries could adversely impact our revenue and we may not be able to secure adequate replacement advertisers.

•Growth in advertising revenues will rely in part on the ability to maintain and expand relationships with existing and future advertisers. The implementation and evolution of technological models, where automation replaces existing pricing and allocation methods, could turn advertising inventory into more of a price-driven commodity. These automated solutions could reduce the value of relationships with advertisers as well as result in downward pricing pressure.

•The TV industry is on the verge of adopting new measurement currencies, and Nielsen is also making methodological changes to the way it measures viewing by incorporating set top box and smart TV data. The emerging currencies generally undercount over-the-air ("OTA") viewing, and Nielsen has not prioritized OTA enhancements. If measurement evolves in a direction that does not appropriately capture OTA viewership trends it could reduce the attractiveness of our audiences to advertisers.

•Catastrophic events or geopolitical conditions that disrupt domestic or international economies.

If we are unable to respond to any or all of these factors, our advertising revenues could decline and affect our profitability.
The growth of direct content-to-consumer delivery channels and resulting proliferation of programming alternatives have fragmented our television audiences. Any fragmentation of our audiences could adversely impact advertising rates as well as cause a reduction in the revenues we receive from retransmission consent agreements, resulting in a loss of revenue that could materially adversely affect our broadcast operations.
We deliver our television programming to our audiences primarily over-the-air and through cable and satellite service providers. Our television audience is being fragmented by the digital delivery of content directly to the consumer audience. Content providers, such as the Big 4 broadcast networks, cable networks and other content developers, distributors and syndicators can deliver their programming directly to consumers via the internet concurrently with our distribution via over-the-air and cable and satellite. The delivery of content directly to consumers allows such distributors to compete with the programming we deliver, which may impact our audience size. Any continued fragmentation of our audiences could impact the rates we receive from our advertisers, as well as shift advertisers away from traditional linear advertising to digital advertising. In addition, reduction in the number of subscribers to cable and satellite service providers could impact the revenue we receive under retransmission consent agreements. The reduction of our advertising and distribution revenues from these factors would affect our profitability.

The loss of affiliation and carriage agreements or the costs of renewals could adversely affect our operating results.

Eighteen of our stations have affiliations with the ABC television network, eleven with the NBC television network, nine with the CBS television network and four with the FOX television network. Additionally, we have affiliations with the CW television network. These television networks produce and distribute programming which our stations commit to air at specified times. Networks sell commercial advertising time during their programming, and the Big 4 networks, ABC, NBC, CBS and FOX, also require stations to pay fees for the right to carry their programming. These fees may be a percentage of retransmission revenues that the stations receive (see below) or may be fixed amounts based on the number of households or subscribers in a market. These fees have been increasing from renewal to renewal over the past several years.
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

There is no assurance that we will be able to reach network affiliation or carriage agreements in the future. The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the respective network. Loss of a network affiliation would require us to obtain replacement programming, which may not be as attractive to target audiences and could result in lower advertising revenues. In addition, loss of any of the Big 4 network affiliations would result in materially lower retransmission revenue. The loss of carriage agreements for our national networks would reduce our advertising revenues and affect our profitability.
Our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements, by declines in the number of subscribers to multichannel video programming distributor ("MVPD") services, by new technologies for the distribution of video programming, by revised government regulations, or by MVPDs altering their strategies for delivering paid video services.

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

A few MVPDs have announced that they are gradually exiting the paid video services side of their business and transitioning their subscribers to YouTube TV. If other MVPDs follow suit and transition subscribers to virtual services, profitability of our business could be adversely affected.

We make investments in television programming ("content") in advance of knowing whether that particular content will be popular enough for us to recoup our costs. Additionally, if costs to acquire this content increase or this content becomes more difficult to obtain, our operating results may be adversely affected.

We incur significant costs for the purchase of television content. We may have to purchase content several years in advance or enter into multi-year agreements, resulting in the commitment of significant costs in advance of knowing whether the content will be popular with audiences. If this acquired content is not sufficiently popular among audiences in relation to the cost we invest in the content, or if we need to replace content that is performing poorly, we may not be able to produce enough revenue to recover our costs. Additionally, increased competition for content from entrants into the market and the exclusive use of content on streaming services owned by content creators could reduce content availability or increase our content costs. A shortfall in the expected popularity of content we distribute, including sports programming for which we have acquired rights, could have a significant adverse effect on our business. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

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

To execute our strategic plan and maintain business continuity, we must attract and retain personnel with appropriate talent and skills. If we are unable to hire and retain employees capable of performing key functions in our business, or if measures we take to respond to a decrease in labor availability prove ineffective or have unintended negative consequences, our business could be adversely affected. Sustained labor shortages or increased turnover rates, whether caused by general macroeconomic factors or dynamics within our industry (including a shrinking pool of new talent interested in the media business), could lead to increased costs, such as increased wage rates to attract and retain employees, could negatively affect our revenue and profits and could have an impact on our operations and business continuity.

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

Risks Related to Our Indebtedness

We have substantial debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

As of December 31, 2023, we had approximately $3.0 billion in aggregate principal amount of outstanding indebtedness, approximately $818 million of which constituted senior unsecured debt, $523 million of which constituted senior secured debt and $1.3 billion of which constituted the aggregate principal amount of term loans under our Credit Agreement. We have the ability to incur up to $585 million of indebtedness under our Credit Agreement, all of which is secured indebtedness, effectively ranking senior to unsecured indebtedness to the extent of the value of the assets securing such indebtedness.

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

The agreements governing the Company's debt require us to comply with certain financial ratios and covenants; our failure to do so will result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial covenants under our Credit Agreement. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any covenants or restrictions under any of our debt arrangements could result in a default, and could give lenders or debt holders the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our revolving credit facility. Similarly, if we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates may increase in the future. If rates were to increase, debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease. Additionally, upon the incurrence of new higher-yield term loans, the interest rates on our existing term loans would increase.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Protecting our systems and data from cyberthreats is important for ensuring the continuity of operations and maintaining the trust of our customers and stakeholders. Scripps is committed to respecting the privacy of the personal data in its care and complying with applicable privacy-related regulations.

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our business, our business strategy, our results of operations or financial condition. For further information, see “We will continue to face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of operations, damage to our brands and reputation, legal exposure and financial losses” in Item 1A, Risk Factors of this Annual Report. In the event an attack or other intrusion were to be successful, we have a trained response team of internal and external resources that are prepared to respond.

Cybersecurity Program

Scripps is committed to having a strong cybersecurity program and employs a chief information security officer ("CISO") to oversee the cybersecurity leadership team. The team manages governance, risk and compliance, security operations, and identity and access management. Scripps routinely identifies and considers potential improvements to its cybersecurity program based on the threat landscape. Improvements may include adjustments to staffing or processes or the acquisition of new technology. When such potential improvements are identified, the Company weighs the costs and benefits of such improvements (including against other potential improvements) and, if selected, the improvements are added to a roadmap for possible implementation.

Scripps has implemented certain physical, administrative and technical controls to help secure its enterprise environment and products. Cybersecurity controls include, but are not limited to, the following measures:

•Enforce controls that limit access based on job responsibilities and enforcing authentication measures, including strong password policies and multifactor authentication where appropriate.

•Conduct exercises to ensure the company is prepared to respond to cyber incidents.

•Align the cybersecurity program with NIST cybersecurity framework.

•Scan our systems for vulnerabilities that may potentially impact our enterprise or products, categorize them based on severity and where possible, proactively address them to prevent exploitation by threat actors.

•Employ a trained incident response team and a managed security service provider to identify and mitigate incidents that bypass our cybersecurity controls to minimize impact to operations.

Incident Response Plan

The Integrated Incident Response Program is reviewed at least annually to ensure alignment with any changes in notification laws, company structure and operations, service providers and the risk landscape. Most recently, we updated the Cyber Incident Response Plan to include materiality assessments in accordance with the new U.S. Securities and Exchange Commission ("SEC") cybersecurity rules. Tabletop exercises are conducted to assess readiness for plan execution.

Any actual or suspected security incident is reported to the CISO. Cybersecurity incidents are evaluated under the Integrated Incident Response Program and flow to the Enterprise Response Team according to clearly defined escalation criteria.

Oversight

Cybersecurity is a key risk included in risk management discussions on the Governance, Risk and Compliance committee that meets quarterly before board meetings. The Board of Directors oversees cybersecurity and technology risks through the Audit Committee, which receives quarterly updates from the CISO. Intermittent updates are provided to the full Board for educational purposes or when special needs arise.

Our chief privacy officer oversees an enterprise wide privacy program that includes annual training; a “privacy by design” ethos within development teams; privacy-specific contract reviews; and an enterprise wide privacy platform to manage rights, requests and consent management.

Privacy

We understand the importance of protecting data. Our Privacy Policy defines “personal data” and, among other things, explains its coverage, how personal data is collected and stored, and a user’s rights to restrict its usage or opt out. Our privacy policies are updated annually and are conspicuously displayed on all applicable digital properties. For more information, please see the Privacy Policy on our website.

Employee Training Programs

We launch separate, annual web-based learning modules on cybersecurity, privacy, and various security topics such as phishing, password hygiene and data governance to all employees. The annual security awareness training is reinforced through regular phishing simulations across the enterprise to provide employees with practical exposure to phishing campaigns. Employees who fail phishing simulations must complete additional training.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	49	President and Chief Executive Officer (since August 2017)
Jason Combs	47	Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
Lisa A. Knutson	58	Chief Operating Officer (since January 2023); President, Scripps Networks (January 2021 to January 2023); Executive Vice President, Chief Financial Officer (October 2017 to January 2021)
Brian G. Lawlor	57	President, Scripps Sports (since December 2022); President, Local Media (August 2017- January 2023)
Laura M. Tomlin	48	Chief Administrative Officer (since January 2021); Executive Vice President, National Media (November 2019 to January 2021), Senior Vice President, National Media (2017 to 2019)
William Appleton	75	Chief Legal Officer (since May 2023); Executive Vice President, General Counsel (since August 2017)
Daniel W. Perschke	44	Senior Vice President, Controller (Principal Accounting Officer) (since November 2020); Vice President, Assistant Controller (January 2018 to November 2020)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2023, there were approximately 13,300 owners of our Class A Common shares, based on security position listings, and approximately 70 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under the terms of the preferred stock issued in 2021 to Berkshire Hathaway, Inc., we are prohibited from repurchasing our common shares until all preferred shares are redeemed. See Note 17. Capital Stock and Share-Based Compensation Plans in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2018, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative total return of the S&P 500 Index and the cumulative total return of the NASDAQ US Benchmark Media TR Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
The E. W. Scripps Company
S&P 500 Index - Total Return
NASDAQ US Benchmark Media TR index
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023

The E.W. Scripps Company	$100.00	$101.13	$100.28	$126.91	$86.50	$52.39
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ US Benchmark Media TR Index	100.00	134.15	167.25	168.80	97.92	122.69

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 23, 2024, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Item 16.	Form 10-K Summary
None.

The E.W. Scripps Company
Index to Consolidated Financial Statement Schedules

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	10-Q	001-10701	3.05	3/31/2023
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
4.02	First Amendment to Warrant Agreement dated as of May 14, 2021	8-K	001-10701	4.2	5/14/2021
4.03	Description of Capital Stock of Scripps	10-Q	001-10701	4.03	3/31/2023
10.01	The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/17/2023
10.02	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.03	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.04	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	10-K	001-10701	10.05	12/31/2022
10.05	Second Amended and Restated Scripps Family Agreement	SC 13D/A	005-43473	99.1	4/5/2021
10.06	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.07	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.08	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	8/2/2022
10.09	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.10	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	*
10.11	Employee Restricted Share Unit Agreement	*
10.12	The E.W. Scripps Company Restricted Share Unit Agreement (Executive Officers)	*
10.13	CEO Performance-Based Restricted Share Unit Agreement	8-K	001-10701	10.2	8/2/2022
10.14	CEO Time-Based Restricted Share Unit Agreement	8-K	001-10701	10.3	8/2/2022
10.15	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019, the Sixth Amendment, dated as of January 7, 2021, the Seventh Amendment, dated as of March 7, 2023 and the Eighth Amendment, dated as of July 31, 2023)	10-Q	001-10701	10.1	6/30/2023
10.16	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
10.17	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
10.18	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
10.19	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.1	9/23/2020
10.20	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
14	The E.W. Scripps Company Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers	10-K	001-10701	14	12/31/2022
19	The E.W. Scripps Insider Trading Policy	*
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
97	The E.W. Scripps Company Compensation Recovery Policy	*
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 23, 2024	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 23, 2024.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Jason Combs	Chief Financial Officer
Jason Combs	(Principal Financial Officer)

/s/ Daniel W. Perschke	Senior Vice President, Controller
Daniel W. Perschke	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles L. Barmonde	Director
Charles L. Barmonde

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Lauren R. Fine	Director
Lauren R. Fine

/s/ John W. Hayden	Director
John W. Hayden

/s/ Burton Jablin	Director
Burton Jablin

/s/ Raymundo H. Granado	Director
Raymundo H. Granado

/s/ Leigh Radford	Director
Leigh Radford

/s/ Monica O. Holcomb	Director
Monica O. Holcomb

/s/ Kim Williams	Chair of the Board of Directors
Kim Williams

The E.W. Scripps Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2022 and 2021, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2022 Form 10-K.

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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. Effective in January 2023, we merged our nationally focused news resources into a national outlet called Scripps News. Scripps News combines the development and distribution of Newsy programming, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation more efficiently serves national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we produce a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. During 2023, we continued our efforts to build awareness, grow the broadcast marketplace and improve consumers over-the-air television experiences by relaunching a new version of our Tablo product.

In December 2022, we launched Scripps Sports to further leverage our local market depth and national broadcast reach for partnerships with sports leagues, conferences and teams. In addition to the market depth of our local broadcast television stations, ION boasts the fifth-largest national broadcast viewership and its network of owned and operated and affiliate stations reaches nearly 100% of U.S. television households through broadcast, cable/satellite and connected TV platforms, providing it the opportunity to run localized, regionalized and national programming. Scripps Sports is comprised of a limited number of employees who seek and negotiate sports rights for the benefit of our Local Media and Scripps Networks businesses. The revenues earned and any sports rights fees or other direct expenses incurred reside within those respective businesses.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We currently anticipate this effort will result in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023. We currently anticipate our restructuring efforts to be substantially completed by the middle of 2024. With consideration to the timing of restructuring activities initiated throughout 2023, expense reductions captured within our 2023 operating expenses totaled nearly $8.0 million.

On March 27, 2023, we shut down the multicast network TrueReal, merging certain of its programming with that of Defy TV, and began leasing the additional spectrum it created on our owned and operated stations to Jewelry Television. In connection with the TrueReal restructuring, we relinquished rights to portions of their programming library. We incurred a $13.6 million restructuring charge in the first quarter of 2023 related to the write-down of these programming assets.

On April 20, 2023, we announced a multi-year agreement to televise regular season Friday night WNBA games on ION. The WNBA Friday Night Spotlight on ION included games available nationally as well as games made available on a regional basis.

On May 4, 2023, we announced a multi-year agreement with the Vegas Golden Knights to televise the National Hockey League's team's games in Las Vegas and surrounding markets. The games aired on our local station KMCC, and our Las Vegas ABC affiliate KTNV provided marketing and promotion.

On October 5, 2023, we announced a multi-year agreement with the Arizona Coyotes to televise their locally broadcast games to residents of Arizona and surrounding states within the team's broadcast territory. Games will air on our television stations within the Phoenix, Tucson and Salt Lake City markets.

On November 9, 2023, we announced a multi-year agreement with the National Women's Soccer League to nationally televise Saturday night games on ION. These regular season matches will be distributed over 25 exclusive Saturday night double-headers beginning with their 2024 season.

Our Scripps Networks business continued to experience softness within the national advertising marketplace into 2023, as macroeconomic challenges continued to impact advertising budgets. A longer than anticipated television advertising recession and the impact of declining linear television viewership trends negatively impacted expected future growth rates, profitability and the cash flows derived from the business as well as the expected period of time over which those cash flows will occur. As a result, we performed an interim goodwill impairment test for our Scripps Network reporting unit in the second quarter of 2023 and recorded a non-cash goodwill impairment charge totaling $686 million. Our annual goodwill impairment test coincides with our annual planning cycle and takes place in the fourth quarter of each year. During the planning cycle, we noted trends indicating a slower than previously anticipated recovery in the television advertising marketplace. The corresponding negative impact to the Scripps Networks business' anticipated operating profits resulted in an additional non-cash goodwill impairment charge of $266 million during 2023.

Preferred stock dividends paid in 2023 and 2022 totaled $48.0 million. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our individual business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2023	Change	2022	Change	2021

Operating revenues	$2,292,912	(6.5)%	$2,453,215	7.4%	$2,283,532
Cost of revenues, excluding depreciation and amortization	(1,283,324)	4.0%	(1,233,769)	11.5%	(1,106,226)
Selling, general and administrative expenses, excluding depreciation and amortization	(614,769)	(1.3)%	(623,161)	4.7%	(595,105)
Acquisition and related integration costs	—		(1,642)		(40,373)
Restructuring costs	(38,612)		—		(9,436)
Depreciation and amortization of intangible assets	(155,105)		(160,433)		(161,922)
Impairment of goodwill	(952,000)		—		—
Gains (losses), net on disposal of property and equipment	(2,344)		(5,866)		30,275
Operating income (loss)	(753,242)		428,344		400,745
Interest expense	(213,512)		(161,130)		(165,164)
Gain (loss) on extinguishment of debt	—		8,589		(15,347)
Defined benefit pension plan income (expense)	650		2,613		(343)
Gain on sale of Triton business	—		—		81,784
Losses on stock warrant	—		—		(99,118)
Miscellaneous, net	(1,407)		(1,953)		(15,469)
Income (loss) from continuing operations before income taxes	(967,511)		276,463		187,088
Benefit (provision) for income taxes	19,727		(80,561)		(71,189)
Income (loss) from continuing operations, net of tax	(947,784)		195,902		115,899
Income from discontinued operations, net of tax	—		—		6,813
Net income (loss)	$(947,784)		$195,902		$122,712

2023 compared with 2022

Operating revenues decreased $160 million or 6.5% in 2023 compared to 2022, driven primarily by the non-election year decline in political revenue of $175 million as well as a decrease in Scripps Networks advertising revenues of $76.3 million. The declines in revenues were partially offset by an increase in distribution revenues of $119 million. The increase in distribution revenues was driven by Local Media, as we completed distribution agreement renewals for approximately 75% of our subscriber households.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $49.6 million or 4.0% in 2023 compared to 2022. Network affiliation costs for Local Media and Scripps Networks increased a total of $17.8 million. Additionally, the new sports rights fees associated with the airing of the WNBA, Golden Knights and Arizona Coyotes games increased cost of revenues $16.1 million.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $8.4 million or 1.3% in 2023 compared to 2022, primarily attributed to a $14.5 million decrease in ratings costs following a change in service providers in Local Media as well as a $23.0 million decrease in advertising and promotion costs. These reductions were partially offset by a $21.9 million increase in employee compensation costs primarily attributed to annual merit increases and higher bonus compensation year-over-year.

Acquisition and related integration costs were $1.6 million in 2022.

Restructuring costs totaled $38.6 million in 2023. In connection with the TrueReal restructuring, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Restructuring costs in 2023 also include employee severance related charges of $17.1 million, operating lease impairment charges of $1.3 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets decreased year-over-year, at $155 million in 2023 compared to $160 million in 2022.

During 2023, we recorded $952 million of non-cash charges to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

Interest expense increased $52.4 million in 2023 compared to 2022 primarily due to higher year-over-year interest rates on our variable debt borrowings.

During 2022, we redeemed $59.0 million of the 2027 Senior Notes, $26.6 million of the 2029 Senior Notes and $85.9 million of the 2031 Senior Notes. The redemptions resulted in a gain on extinguishment of debt of $8.6 million, as the notes were redeemed for total consideration below par value of the notes.

The effective income tax rate was 2.0% and 29% for 2023 and 2022, respectively. The comparability of our year-over-year effective tax rate was affected by an $855 million non-deductible expense related to the write-down of Scripps Networks goodwill in 2023. Differences between our effective income tax rate and the U.S. federal statutory rate are due to the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.5 million expense in 2023 and $1.0 million benefit in 2022), state deferred rate changes ($2.5 million benefit in 2023 and $3.4 million expense in 2022) and state NOL valuation allowance changes.

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
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the business segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, property and equipment primarily used for corporate purposes and deferred income taxes.

Information regarding the operating performance of our business segments and a reconciliation of such information to the Consolidated Financial Statements is as follows:

	For the years ended December 31,
(in thousands)	2023	Change	2022	Change	2021

Segment operating revenues:
Local Media	$1,398,230	(6.4)%	$1,494,357	13.3%	$1,319,468
Scripps Networks	893,234	(7.1)%	961,242	1.0%	951,883
Other	19,397	32.6%	14,628	(45.7)%	26,924
Intersegment eliminations	(17,949)	5.5%	(17,012)	15.4%	(14,743)
Total operating revenues	$2,292,912	(6.5)%	$2,453,215	7.4%	$2,283,532
Segment profit (loss):
Local Media	$287,439	(25.6)%	$386,369	44.1%	$268,140
Scripps Networks	225,785	(27.2)%	310,336	(20.3)%	389,278
Other	(26,451)	45.8%	(18,140)		359
Shared services and corporate	(91,954)	11.8%	(82,280)	8.9%	(75,576)
Acquisition and related integration costs	—		(1,642)		(40,373)
Restructuring costs	(38,612)		—		(9,436)
Depreciation and amortization of intangible assets	(155,105)		(160,433)		(161,922)
Impairment of goodwill	(952,000)		—		—
Gains (losses), net on disposal of property and equipment	(2,344)		(5,866)		30,275
Interest expense	(213,512)		(161,130)		(165,164)
Gain (loss) on extinguishment of debt	—		8,589		(15,347)
Defined benefit pension plan income (expense)	650		2,613		(343)
Gain on sale of Triton business	—		—		81,784
Losses on stock warrant	—		—		(99,118)
Miscellaneous, net	(1,407)		(1,953)		(15,469)
Income (loss) from continuing operations before income taxes	$(967,511)		$276,463		$187,088

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

Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2023	Change	2022	Change	2021

Segment operating revenues:
Core advertising	$598,824	(4.4)%	$626,095	(5.7)%	$663,864
Political	32,913	(83.4)%	198,519		22,693
Distribution	752,329	14.8%	655,499	6.2%	617,305
Other	14,164	(0.6)%	14,244	(8.7)%	15,606
Total operating revenues	1,398,230	(6.4)%	1,494,357	13.3%	1,319,468
Segment costs and expenses:
Employee compensation and benefits	435,916	2.4%	425,840	(1.9)%	433,989
Programming	493,578	2.5%	481,712	9.8%	438,719
Other expenses	181,297	(9.5)%	200,436	12.2%	178,620
Total costs and expenses	1,110,791	0.3%	1,107,988	5.4%	1,051,328
Segment profit	$287,439	(25.6)%	$386,369	44.1%	$268,140

2023 compared with 2022

Revenues

Total Local Media revenues decreased $96.1 million or 6.4% in 2023 compared to 2022. Core advertising revenues decreased $27.3 million or 4.4% in 2023 compared to 2022, reflecting the impact of macroeconomic conditions. During this non-election year, political revenue decreased $166 million in 2023 compared to 2022. These decreases were partially offset by an increase in distribution revenues of $96.8 million or 15% in 2023 compared to 2022. Rate increases favorably impacted year-over-year distribution revenues by approximately 20% which more than offset the mid-single-digit subscriber declines experienced during the year. During 2023, we completed renewal negotiations on distribution agreements covering about 75% of our subscriber households.

Costs and expenses

Employee compensation and benefits increased $10.1 million or 2.4% in 2023 compared to 2022, primarily due to annual merit increases.

Programming expense increased $11.9 million or 2.5% in 2023 compared to 2022. Costs attributed to the new Vegas Golden Knights and Arizona Coyotes sports rights agreements increased year-over-year programming expense by 1.3%. The remainder of the increase is due to an increase in network affiliation fees, driven by higher rates on renewals as well as contractual rate increases during the terms of the affiliation agreements.

Other expenses decreased $19.1 million or 9.5% in 2023 compared to 2022, driven primarily by lower ratings costs following a change in service providers.

Scripps Networks — Our Scripps Networks segment includes national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks group earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.

Operating results for our Scripps Networks segment were as follows:

	For the years ended December 31,
(in thousands)	2023	Change	2022	Change	2021

Total operating revenues	$893,234	(7.1)%	$961,242	1.0%	$951,883
Segment costs and expenses:
Employee compensation and benefits	124,669	3.7%	120,202	16.0%	103,624
Programming	360,684	5.2%	342,835	18.8%	288,484
Other expenses	182,096	(3.1)%	187,869	10.2%	170,497
Total costs and expenses	667,449	2.5%	650,906	15.7%	562,605
Segment profit	$225,785	(27.2)%	$310,336	(20.3)%	$389,278

2023 compared with 2022

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $68.0 million or 7.1% in 2023 compared to 2022. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, Scripps Networks revenues decreased 4.8% year-over-year. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. During 2023, our Scripps Networks brands experienced softness within the national advertising marketplace as macroeconomic challenges continued to impact advertiser budgets. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 7.5% year-over-year, which was partially offset by the expanded distribution of our networks on connected TV ("CTV") platforms that increased revenues 3.6% year-over-year.

Cost and Expenses

Employee compensation and benefits increased $4.5 million or 3.7% in 2023 compared to 2022, primarily due to annual merit increases.

Programming expense increased $17.8 million or 5.2% in 2023 compared to 2022. Costs attributed to new 2023 sports rights agreements increased year-over-year programming expense by 2.9%. Additionally, higher affiliate fees, reflecting both contractual rate increases and increased distribution of our networks, increased year-over-year programming expense by 2.5%.

Other expenses decreased $5.8 million or 3.1% in 2023 compared to 2022. Excluding the costs associated with the programmatic product we began to sunset in 2023, other expenses increased 8.7% year-over-year. Other expenses were increased 2.5% from higher ratings costs, reflecting annual contractual rate increases, and were also increased approximately 2.2% from higher CTV related operating costs.

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

Shared services and corporate expenses were $92.0 million in 2023 and $82.3 million in 2022.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risks and uncertainties. At the end of December 2023, we had $35.3 million of cash on hand and $248 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	For the years ended December 31,
(in thousands)	2023	2022

Net cash provided by operating activities	$111,604	$311,423
Net cash used in investing activities	(60,606)	(66,393)
Net cash used in financing activities	(33,706)	(327,483)
Increase (decrease) in cash, cash equivalents and restricted cash	$17,292	$(82,453)

Cash flows from operating activities

Cash provided by operating activities decreased $200 million in 2023 compared to 2022 driven by a $201 million year-over-year decrease in segment profit and a $45.0 million increase in interest paid. These year-over-year decreases to cash provided by operating activities were partially offset by a decrease of $30.6 million in income taxes paid.

Cash flows from investing activities

Cash used in investing activities was $60.6 million in 2023 compared to $66.4 million in 2022. Capital expenditures totaled $59.6 million in 2023 compared to $45.8 million in 2022. Investing activities in 2022 also reflect the $13.8 million acquisition of Nuvyyo.

Cash flows from financing activities

Cash used in financing activities was $33.7 million in 2023 compared to $327 million in 2022. During 2023, we had net debt proceeds of $330 million, reflecting borrowings on our Revolving Credit Facility. On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of our term loan maturing in October 2024. Preferred stock dividends paid were $48.0 million in 2023 and 2022. During the full year of 2022, we redeemed $59.0 million of our 2027 Senior Notes, $26.6 million of our 2029 Senior Notes, $85.9 million of our 2031 Senior Notes and made additional principal payments on the 2028 term loan totaling $100 million.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. On July, 31, 2023, we borrowed $283 million on the revolver to pay off the remaining principal balance of our term loan maturing on October of 2024. In connection with our credit agreement, we have $1.3 billion of outstanding balance on our term loans as of December 31, 2023. The annual required principal payments on these term loans total $15.6 million and the earliest maturity date for any of the loans is May of 2026.

As of December 31, 2023, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the second quarter of 2026. The Eighth Amendment to our Revolving Credit Facility permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. Based upon our current outlook, we expect to be in compliance with that covenant for the next 12 months. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter.

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

Equity

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends paid in 2023 and 2022 totaled $48.0 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Contractual Obligations
The following table summarizes contractual cash obligations as of December 31, 2023:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt: (a)
Principal amounts	$15,612	$1,067,213	$952,667	$915,427	$2,950,919
Interest on debt	198,038	327,682	141,395	43,847	710,962
Programming: (b)
Program licenses, network affiliations and other programming commitments	858,223	1,001,815	204,889	33,911	2,098,838
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	1,974	3,294	3,255	21,985	30,508
Employment and talent contracts (c)	76,206	62,447	2,534	—	141,187
Pension obligations (d)	1,350	5,046	27,649	5,206	39,251
Leases (e)	26,924	43,502	32,269	123,627	226,322
Other purchase and service commitments (f)	84,684	102,013	290	—	186,987
Total contractual cash obligations	$1,263,011	$2,613,012	$1,364,948	$1,144,003	$6,384,974

(a) — Refer to Note 10. Long-Term Debt of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Interest amounts included in the table may differ from amounts actually paid due to changes in SOFR. Repayment of outstanding borrowings under the Revolving Credit Facility are assumed to occur on the January 2026 expiration of our credit agreement. Interest payments as of December 31, 2023 assume the Revolving Credit Facility outstanding balance and related interest rates remain unchanged until the expiration date of our credit agreement.

(b) — Program licenses and sports programming rights fees generally require payments over the terms of the agreements. Sports programming commitments totaled $186 million in aggregate as of December 31, 2023. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our broadcast television station network affiliation agreements and Scripps Networks carriage agreements with local television broadcasters. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation and carriage agreements are also included. Variable amounts, including certain sports programming rights payments that are variable based primarily on revenues, in excess of the contractual amounts payable to the networks and broadcasters are not included in the amounts above.

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

(d) — Contractual commitments summarized include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2023, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time. Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the "over 5 years" column include estimated payments for the periods of 2029-2033. While benefit payments under these plans are expected to continue beyond 2033, we do not believe it is practicable to estimate payments beyond this period.

(e) — Refer to Note 8. Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(f) — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table are purchase orders placed as of December 31, 2023. The table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2023, our reserves for income taxes totaled $16.3 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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

The following is goodwill by business segment as of December 31, 2023:

(in thousands)

Local Media	$905,494
Scripps Networks	1,055,890
Other	7,190
Total goodwill	$1,968,574

For our annual impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of each reporting unit using the discounted cash flow method of the income approach, the general public company (“GPC”) method of the market approach and the guideline transactions method of the market approach. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. These reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill.

The GPC method relies upon valuation multiples derived from stock prices and operating values of publicly traded companies that are comparable to our reporting units. These multiples are then used to develop an estimate of value for the respective reporting unit. The valuation multiples applied are based on the operating values of the guideline companies divided by EBITDA. The EBITDA financial measure reflects the mature business stage of our reporting units. The estimated operating value determined by applying EBITDA to the selected multiple is then increased by a control premium factor derived from historical control premium indicators from industry transactions.

The guideline transactions method is based on valuation multiples derived from actual transactions for public and private companies comparable to our reporting units. Similar to the GPC method, these multiples are then used to develop an estimate of value for the respective reporting unit. When evaluating the respective transactions to include in this valuation method, we consider the acquirer and target companies involved, the date of the transactions, and the business description, size and financial condition of the companies, among other factors.

Upon completing our annual test in the fourth quarter of 2023, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $266 million for the Scripps Networks reporting unit in the fourth quarter of 2023. A goodwill impairment charge of $686 million was recognized following an interim test of the Scripps Networks business during the second quarter of 2023, resulting in a total goodwill impairment charge of $952 million for the year ended December 31, 2023.

Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately $90 million.

We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2023, the carrying value of our television FCC licenses was $779 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach.” This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $165 million and any resulting impairment charge would be less than $1.0 million.
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
The assumptions used in accounting for our defined benefit pension plan for 2023 and 2022 are as follows:

	2023	2022

Discount rate for expense	5.47%	2.95%
Discount rate for obligation	5.18%	5.47%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligation is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligation as of December 31, 2023 by approximately $21.8 million and decrease or increase 2024 pension expense by approximately $1.0 million.

Under our asset allocation strategy, approximately 55% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 45% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2024 expected long-term rate of return on plan assets would increase or decrease our 2024 pension expense by approximately $2.2 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plan and SERPs of $99.6 million at December 31, 2023. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2023, we had an actuarial gain of $2.6 million.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $16.1 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$330,000	$330,000	$—	$—
Senior secured notes, due in 2029	523,356	463,170	523,356	426,535
Senior unsecured notes, due in 2027	425,667	378,843	425,667	384,697
Senior unsecured notes, due in 2031	392,071	286,212	392,071	316,107
Term loan, due in 2024	—	—	284,250	279,631
Term loan, due in 2026	728,825	727,914	736,437	725,850
Term loan, due in 2028	551,000	546,179	559,000	545,025
Long-term debt, including current portion	$2,950,919	$2,732,318	$2,920,781	$2,677,845

Financial instruments subject to market value risk:
Investments held at cost	$21,169	(a)	$20,890	(a)
(a)Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, we estimate the fair values of our other investments to approximate their carrying values at December 31, 2023 and 2022.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2023. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2023. This report appears on page F-18.
Date: February 23, 2024
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Scripps Networks’ Goodwill — Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. The Company determines the fair value of each reporting unit using both an income approach and market approach. The income approach requires management to make significant estimates and assumptions including future cash flows derived from the business and the discount rate. The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could result in significantly different estimates of the fair values.

Management identified an indicator that the fair value of the Scripps Networks reporting unit (“Scripps Networks”) may be below its carrying value at June 30, 2023 and performed an interim impairment analysis for the reporting unit. Management also performed its annual impairment analysis during the fourth quarter of 2023. As a result of the two analyses, management concluded that the fair value of Scripps Networks did not exceed its carrying value and recognized $952 million in goodwill impairment charges during the year ended December 31, 2023. As of December 31, 2023, Scripps Networks’ goodwill balance was approximately $1 billion.

We identified the valuation of Scripps Networks as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value of this reporting unit. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of the discount rate and long-term growth rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows as well as the selection of the discount rate and long-term growth rate used to estimate the fair value of Scripps Networks included the following, among others:

•We inquired of management to understand the process being used by the Company to estimate the fair value of Scripps Networks.

•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of Scripps Networks, including controls over forecasts of projected future cash flows as well as the selection of the discount rate and long-term growth rate.

•We evaluated the reasonableness of management’s projected future cash flows by comparing the forecasts to:

◦Historical cash flows.

◦Underlying analysis detailing business strategies and growth plans, including consideration of the current economic environment.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the discount rate and long-term growth rate selected by:

◦Testing the underlying source information and the mathematical accuracy of the calculations.

◦Developing a range of independent estimates for the discount rate and comparing those to the rate selected by management.

◦Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term growth rate selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 23, 2024

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 23, 2024

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$35,319	$18,027
Accounts receivable (less allowances — $5,041 and $4,963)	610,541	600,098
Miscellaneous	30,233	25,816
Total current assets	676,093	643,941
Investments	23,265	23,144
Property and equipment	455,255	458,600
Operating lease right-of-use assets	99,194	117,869
Goodwill	1,968,574	2,920,574
Other intangible assets	1,727,178	1,821,254
Programming	449,943	427,962
Miscellaneous	10,618	17,661
Total Assets	$5,410,120	$6,431,005

Liabilities and Equity
Current liabilities:
Accounts payable	$76,383	$82,710
Unearned revenue	12,181	18,183
Current portion of long-term debt	15,612	18,612
Accrued liabilities:
Employee compensation and benefits	60,869	44,590
Programming liability	171,860	167,131
Accrued interest	32,030	31,087
Miscellaneous	43,934	52,891
Other current liabilities	64,950	69,801
Total current liabilities	477,819	485,005
Long-term debt (less current portion)	2,896,824	2,853,793
Deferred income taxes	307,399	370,457
Operating lease liabilities	87,714	106,866
Other liabilities (less current portion)	484,181	484,059
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding	414,549	412,244
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2023 - 72,843,881 shares; 2022 - 71,649,335 shares	729	717
Voting — authorized: 60,000,000 shares; issued and outstanding: 2023 - 11,932,722 shares; 2022 - 11,932,722 shares	119	119
Total preferred and common stock	415,397	413,080
Additional paid-in capital	1,438,518	1,444,501
Retained earnings (deficit)	(622,222)	350,715
Accumulated other comprehensive loss, net of income taxes	(75,510)	(77,471)
Total equity	1,156,183	2,130,825
Total Liabilities and Equity	$5,410,120	$6,431,005
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2023	2022	2021

Operating Revenues:
Advertising	$1,477,999	$1,757,389	$1,614,814
Distribution	779,217	660,317	620,454
Other	35,696	35,509	48,264
Total operating revenues	2,292,912	2,453,215	2,283,532
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	1,283,324	1,233,769	1,106,226
Selling, general and administrative expenses, excluding depreciation and amortization	614,769	623,161	595,105
Acquisition and related integration costs	—	1,642	40,373
Restructuring costs	38,612	—	9,436
Depreciation	60,725	61,943	58,357
Amortization of intangible assets	94,380	98,490	103,565
Impairment of goodwill	952,000	—	—
Losses (gains), net on disposal of property and equipment	2,344	5,866	(30,275)
Total operating expenses	3,046,154	2,024,871	1,882,787
Operating income (loss)	(753,242)	428,344	400,745
Interest expense	(213,512)	(161,130)	(165,164)
Gain (loss) on extinguishment of debt	—	8,589	(15,347)
Defined benefit pension plan income (expense)	650	2,613	(343)
Gain on sale of Triton business	—	—	81,784
Losses on stock warrant	—	—	(99,118)
Miscellaneous, net	(1,407)	(1,953)	(15,469)
Income (loss) from continuing operations before income taxes	(967,511)	276,463	187,088
Provision (benefit) for income taxes	(19,727)	80,561	71,189
Income (loss) from continuing operations, net of tax	(947,784)	195,902	115,899
Income from discontinued operations, net of tax	—	—	6,813
Net income (loss)	(947,784)	195,902	122,712
Preferred stock dividends	(50,305)	(50,305)	(49,372)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(998,089)	$145,597	$73,340

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(11.84)	$1.71	$0.79
Income from discontinued operations	—	—	0.08
Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(11.84)	$1.71	$0.87

Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:
Income (loss) from continuing operations	$(11.84)	$1.62	$0.74
Income from discontinued operations	—	—	0.08
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(11.84)	$1.62	$0.81

Weighted average shares outstanding:
Basic	84,266	83,220	82,327
Diluted	84,266	87,346	87,979
See Notes to Consolidated Financial Statements.
The sum of net income (loss) per share from continuing and discontinued operations may not equal the reported total net income (loss) per share as each is calculated independently.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2023	2022	2021

Net income (loss)	$(947,784)	$195,902	$122,712
Changes in defined benefit pension plans, net of tax of $658, $(1,158), and $8,086	2,080	(3,614)	26,076
Other, net of tax of $(38), $17 and $42	(119)	52	134
Total comprehensive income (loss) attributable to preferred and common stockholders	$(945,823)	$192,340	$148,922
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2023	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(947,784)	$195,902	$122,712
Income from discontinued operations, net of tax	—	—	6,813
Income (loss) from continuing operations, net of tax	(947,784)	195,902	115,899
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	155,105	160,433	161,922
Impairment of goodwill	952,000	—	—
Losses (gains), net on disposal of property and equipment	2,344	5,866	(30,275)
Loss (gain) on extinguishment of debt	—	(8,589)	15,347
Gain on sale of Triton business	—	—	(81,784)
Losses on stock warrant	—	—	99,118
Programming assets and liabilities	(20,504)	(27,144)	(59,233)
Restructuring impairment charges	14,933	—	7,050
Deferred income taxes	(63,698)	12,915	9,725
Stock and deferred compensation plans	25,631	19,461	25,963
Pension contributions, net of income/expense	(2,107)	(29,196)	(24,707)
Other changes in certain working capital accounts, net	(16,275)	(35,800)	(4,221)
Miscellaneous, net	11,959	17,575	(3,867)
Net cash provided by operating activities from continuing operations	111,604	311,423	230,937
Net cash provided by operating activities from discontinued operations	—	—	6,063
Net operating activities	111,604	311,423	237,000
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,797)	(2,677,755)
Proceeds from sale of Triton Digital, net of cash disposed	—	—	224,990
Additions to property and equipment	(59,627)	(45,792)	(60,744)
Acquisition of intangible assets	—	—	(430)
Purchase of investments	(1,000)	(7,373)	(12,030)
Proceeds from FCC repack	—	2,670	20,062
Miscellaneous, net	21	(2,101)	39,911
Net cash used in investing activities from continuing operations	(60,606)	(66,393)	(2,465,996)
Net cash provided by investing activities from discontinued operations	—	—	10,000
Net investing activities	(60,606)	(66,393)	(2,455,996)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	330,000	—	—
Proceeds from issuance of long-term debt	—	—	800,000
Proceeds from issuance of preferred stock	—	—	600,000
Payments on long-term debt	(299,862)	(278,095)	(580,999)
Premium paid on debt extinguishment	—	—	(11,106)
Payments for capitalized preferred stock issuance costs	—	—	(11,526)
Payments on financing costs	—	—	(50,597)
Dividends paid on preferred stock	(48,000)	(48,000)	(45,067)
Tax payments related to shares withheld for vested stock and RSUs	(4,955)	(8,872)	(7,174)
Miscellaneous, net	(10,889)	7,484	(56)
Net cash provided by (used in) financing activities from continuing operations	(33,706)	(327,483)	693,475
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	—	—	(20)
Increase (decrease) in cash, cash equivalents and restricted cash	17,292	(82,453)	(1,525,541)
Cash, cash equivalents and restricted cash:
Beginning of year	18,027	100,480	1,626,021
End of year	$35,319	$18,027	$100,480

Supplemental Cash Flow Disclosures
Interest paid	$195,832	$150,796	$126,257
Income taxes paid	$31,121	$61,744	$102,473
Non-cash investing and financing information
Accrued capital expenditures	$5,130	$2,254	$4,145
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2020	$—	$817	$1,130,789	$131,778	$(100,119)	$1,163,265
Comprehensive income (loss)	—	—	—	122,712	26,210	148,922
Issuance of preferred stock, net of discount and issuance costs	407,634	—	—	—	—	407,634
Preferred stock dividends: $7,511 per share, $2,305 of issuance costs accretion	2,305	—	—	(49,372)	—	(47,067)
Stock warrant	—	—	279,958	—	—	279,958
Compensation plans: 851,090 net shares issued *	—	9	17,713	—	—	17,722
As of December 31, 2021	409,939	826	1,428,460	205,118	(73,909)	1,970,434
Comprehensive income (loss)	—	—	—	195,902	(3,562)	192,340
Preferred stock dividends: $8,000 per share, $2,305 of issuance costs accretion	2,305	—	—	(50,305)	—	(48,000)
Compensation plans: 1,003,328 net shares issued *	—	10	16,041	—	—	16,051
As of December 31, 2022	412,244	836	1,444,501	350,715	(77,471)	2,130,825
Comprehensive income (loss)	—	—	—	(947,784)	1,961	(945,823)
Preferred stock dividends: $8,000 per share, $2,305 of issuance costs accretion	2,305	—	(25,152)	(25,153)	—	(48,000)
Compensation plans: 1,194,546 net shares issued *	—	12	19,169	—	—	19,181
As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
* Net of tax payments related to shares withheld for vested stock and RSUs of $4,955 in 2023, $8,872 in 2022 and $7,174 in 2021.
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

Our financial statements include estimates and assumptions used in accounting for our defined benefit pension plan; the periods over which long-lived assets are depreciated or amortized; the fair value of long-lived assets, goodwill and indefinite lived assets; the liability for uncertain tax positions and valuation allowances against deferred income tax assets; the fair value of assets acquired and liabilities assumed in business combinations; and self-insured risks.
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

Core Advertising — Core advertising is comprised of sales to local and national businesses. The advertising includes a combination of broadcast spots as well as digital and connected TV advertising. Pricing of advertising time is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Local advertising time is sold by each station's local sales staff who call upon advertising agencies and local businesses. National advertising time is generally sold by calling upon advertising agencies. Digital revenues are primarily generated from the sale of advertising to local and national customers on our local television websites, smartphone apps, tablet apps and other platforms.

Political Advertising — Political advertising is generally sold through our Washington, D.C. sales office. Advertising is sold to presidential, gubernatorial, U.S. Senate and House of Representative candidates, as well as for state and local issues. It is also sold to political action groups (PACs) and other advocacy groups.

Distribution Revenues — We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our local broadcast signals. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has in our markets and the contracted rate per subscriber.
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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2021	$3,443
Charged to costs and expenses	1,987
Amounts charged off, net	(1,174)
Balance as of December 31, 2021	4,256
Charged to costs and expenses	1,674
Amounts charged off, net	(967)
Balance as of December 31, 2022	4,963
Charged to costs and expenses	14,786
Amounts charged off, net	(14,708)
Balance as of December 31, 2023	$5,041

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $12.2 million at December 31, 2023 and substantially all is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2022. We recorded $13.4 million of revenue in 2023 that was included in unearned revenue at December 31, 2022.
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

Programming — Programming includes the cost of national television network programming, programming produced by us or for us by independent production companies, rights acquired under multi-year sports programming agreements and programs licensed under agreements with independent producers.
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
The costs of programming acquired under multi-year sports rights agreements are capitalized if the rights payments are made before the related economic benefit has been received. We amortize sports programming assets based upon expected cash flows over the term of the rights agreement.
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
For our program assets available for broadcast, estimated amortization for each of the next five years is $164.3 million in 2024, $113.1 million in 2025, $83.6 million in 2026, $46.8 million in 2027, $13.4 million in 2028 and $11.1 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. The unamortized balance of program assets are classified as non-current assets in our Consolidated Balance Sheets.
Program rights liabilities payable within the next twelve months are included as current liabilities and noncurrent program rights liabilities are included in other noncurrent liabilities.
FCC Repack — In April 2017, the Federal Communications Commission (“FCC”) began a process of reallocating the broadcast spectrum (“repack”). Specifically, the FCC was requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provided the FCC with a fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels.
The total amount of consideration currently due or that has been collected from the FCC is recorded as a deferred liability and will be recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $41.9 million at December 31, 2023 and $46.2 million at December 31, 2022.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property and equipment, other current liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable for most of our leases, we use our incremental borrowing rate when determining the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. Our lease assets also include any payments made at or before commencement and are reduced by any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Impairment of Long-Lived Assets — We review long-lived assets (primarily property and equipment, ROU assets and amortizable intangible assets) for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the aggregate forecasted undiscounted cash flows derived from the operation of the assets to the carrying amount of the assets. If the aggregate undiscounted cash flow is less than the carrying amount of the assets, the assets are written down to fair value. We determine fair value based on discounted cash flows or appraisals. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less costs to sell.
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.9 million at December 31, 2023 and $10.4 million at December 31, 2022. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
Earnings Per Share (“EPS”) — Unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our RSUs, are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Numerator (for basic and diluted earnings per share)
Income (loss) from continuing operations, net of tax	$(947,784)	$195,902	$115,899
Less income allocated to RSUs	—	(3,662)	(1,855)
Less preferred stock dividends	(50,305)	(50,305)	(49,372)
Numerator for basic and diluted earnings per share	$(998,089)	$141,935	$64,672
Denominator
Basic weighted-average shares outstanding	84,266	83,220	82,327
Effect of dilutive securities	—	4,126	5,652
Diluted weighted-average shares outstanding	84,266	87,346	87,979
The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of December 31, 2023, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.
For the year ended December 31, 2023, we incurred a net loss and the inclusion of RSUs would be anti-dilutive. The December 31, 2023 diluted EPS calculation excludes the effect of 3.3 million of outstanding RSUs that were anti-dilutive. For the year ended December 31, 2022, there was 0.1 million of outstanding RSUs that were anti-dilutive.
On May 14, 2021, we amended our common stock warrant agreement with Berkshire Hathaway. Prior to the May 14, 2021 amendment of the common stock warrant agreement, the basic and dilutive EPS calculations excluded the impact of the common stock warrant as the effect would have been anti-dilutive. Following the amendment date, the EPS calculations included the dilutive impact of the common stock warrant. The December 31, 2023 basic and dilutive EPS calculations exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies the rules on income tax disclosures. The guidance requires entities to disclose: (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for our annual periods beginning in 2025, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued new guidance which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for our annual period beginning in fiscal year 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The guidance will be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact that the updated guidance will have on our Consolidated Financial Statements and related disclosures.

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

Pro forma results of operations

Pro forma results of operations, assuming the ION acquisition had taken place at the beginning of 2021, are presented in the following table. The pro forma results do not include Nuvyyo, as the impact of this acquisition is not material to prior year results of operations. The pro forma information includes the historical results of operations of Scripps and ION (excluding the results of the divested stations sold to INYO), as well as adjustments for additional depreciation and amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition, or retrospective fair value adjustments to the warrant. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period.

For the year ended
(in thousands, except per share data) (unaudited)	December 31, 2021

Operating revenues	$2,290,254
Net income attributable to Scripps shareholders	101,146
Net income per share:
Basic	$1.19
Diluted	1.12
The pro forma results in 2021 reflect a $38.1 million reversal of ION transaction costs incurred that were already captured in the 2020 pro forma results.

4. Restructuring Costs and Other Charges and Credits

Restructurings and Reorganizations

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The restructuring aims to create a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office.

Restructuring costs totaled $38.6 million in 2023. In connection with the shutdown of the TrueReal network, we incurred a $13.6 million first quarter charge related to the write-down of certain programming assets. Restructuring costs in 2023 also include employee severance related charges of $17.1 million, operating lease impairment charges of $1.3 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

(in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2022	$—	$—	$—
Net accruals	17,066	21,546	38,612
Payments	(9,192)	(5,183)	(14,375)
Non-cash (a)	(1,139)	(14,933)	(16,072)
Liability as of December 31, 2023	$6,735	$1,430	$8,165
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Restructuring costs totaled $9.4 million in 2021 due to the Newsy restructuring plan. In the first quarter of 2021, we incurred costs of $7.1 million for the write-downs of both capitalized carriage agreement payments and certain Newsy intangible assets. The additional Newsy restructuring charges were primarily attributed to employee severance, relocation costs and Nielsen contract costs.

Other Charges and Credits

Acquisition and related integration costs were $1.6 million in 2022 and $40.4 million in 2021. The costs incurred in 2021 primarily reflect investment banking, legal and professional service costs incurred to complete and integrate the ION Media Networks, Inc. ("ION") acquisition, which closed on January 7, 2021.

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
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Current:
Federal	$34,205	$56,236	$52,145
State and local	8,010	11,411	9,096
Foreign	—	—	(48)
Total current income tax provision	42,215	67,647	61,193
Deferred:
Federal	(53,476)	2,882	6,616
State and local	(7,278)	10,770	3,087
Foreign	(1,188)	(738)	293
Total deferred income tax provision	(61,942)	12,914	9,996
Provision (benefit) for income taxes	$(19,727)	$80,561	$71,189

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2023	2022	2021

Statutory rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	0.1	7.0	5.6
Non-deductible goodwill impairment	(18.6)	—	—
Non-deductible mark-to-market losses	—	—	11.5
Excess tax benefits from stock-based compensation	(0.2)	(0.3)	(0.9)
Non-deductible expenses	(0.1)	0.2	0.2
Reserve for uncertain tax positions	—	0.7	(0.8)
Other	(0.2)	0.5	1.5
Effective income tax rate	2.0%	29.1%	38.1%

In 2023, a non-deductible expense of $855 million was recorded related to book impairment of goodwill. In 2021, a non-deductible expense of $103 million was recorded related to preferred stock issuance costs and unrealized losses on mark-to-market adjustments recorded on the common stock warrant issued in connection with the ION acquisition.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2023	2022

Temporary differences:
Property and equipment	$(39,414)	$(46,710)
Goodwill and other intangible assets	(368,876)	(390,105)
Investments, primarily gains and losses not yet recognized for tax purposes	2,954	5,165
Accrued expenses not deductible until paid	9,869	7,897
Deferred compensation and retiree benefits not deductible until paid	31,662	32,174
Operating lease right-of-use assets	(32,034)	(36,843)
Operating lease liabilities	34,884	39,099
Interest limitation carryforward	38,290	6,375
Other temporary differences, net	10,999	7,305
Total temporary differences	(311,666)	(375,643)
Federal and state net operating loss carryforwards	16,283	20,283
Valuation allowance for state deferred tax assets	(11,997)	(15,097)
Net deferred tax liability	$(307,380)	$(370,457)

Total state operating loss carryforwards were $367 million at December 31, 2023. Our state tax loss carryforwards expire through 2042. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
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

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed and enacted into law, which provided an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals, an expansion of the Paycheck Protection Program and expansion of the employee retention tax credit. We continue to evaluate the Appropriations Act, but do not currently expect it to have a material impact on our income tax provision.

In July and August 2022, the CHIPS and Science Act, (the “CHIPS Act”), and the Inflation Reduction Act of 2022, (the “IRA”), were signed into law. The IRA introduced a 15% corporate alternative minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Neither the CHIPS Act or CAMT provisions had a material impact on our 2023 effective tax rate. The IRA also includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact if and when share repurchases are resumed.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Gross unrecognized tax benefits at beginning of year	$12,124	$10,572	$2,376
Increases in tax positions for prior years	3,321	2,965	22,348
Decreases in tax positions for prior years	(2)	(390)	—
Increases in tax positions for current years	257	796	3,164
Decreases from lapse in statute of limitations	(670)	(173)	(4,234)
Decreases due to settlements with taxing authorities	—	(1,646)	(13,082)
Gross unrecognized tax benefits at end of year	$15,030	$12,124	$10,572

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13.6 million at December 31, 2023. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2023 and 2022, we had accrued interest related to unrecognized tax benefits of $1.6 million and $0.9 million, respectively, and penalties of $1.1 million and $1.2 million, respectively.
We file income tax returns in the U.S., Canada and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2023, we are no longer subject to federal income tax examinations for years prior to 2018. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2019.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $0.4 million.

6. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2023	2022

Investments held at cost	$21,169	$20,890
Equity method investments	2,096	2,254
Total investments	$23,265	$23,144
Our investments do not trade in public markets, thus they do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, we estimate the fair values of our other investments to approximate their carrying values at December 31, 2023 and 2022.

7. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2023	2022

Land and improvements	$65,402	$65,559
Buildings and improvements	252,396	245,531
Equipment	622,981	580,001
Computer software	30,395	29,702
Total	971,174	920,793
Accumulated depreciation	515,919	462,193
Net property and equipment	$455,255	$458,600

8. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 35 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Consolidated Statements of Operations totaled $24.5 million, $25.9 million and $24.3 million in 2023, 2022 and 2021, respectively, including short-term lease costs of $3.5 million, $1.7 million and $1.8 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.8 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Interest expense on the finance leases liability totaled $2.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Other information related to our leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2023	2022

Balance Sheet Information
Operating Leases
Right-of-use assets	$99,194	$117,869
Other current liabilities	19,466	19,599
Operating lease liabilities	87,714	106,866
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	862	69
Property and equipment, net	27,459	28,252
Other current liabilities	—	426
Other liabilities	30,146	28,063
Weighted Average Remaining Lease Term
Operating leases	7.41 years	8.22 years
Finance leases	34.50 years	35.50 years
Weighted Average Discount Rate
Operating leases	4.43%	4.34%
Finance leases	7.10%	7.10%

	For the years ended December 31,
(in thousands)	2023	2022	2021

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,114	$24,073	$22,477
Operating cash flows from finance leases	426	—	—
Financing cash flows from finance leases	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	6,789	6,217	17,835
Right-of-use assets obtained in exchange for finance lease obligations	—	28,321	—

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases

2024	$25,622	$1,302
2025	21,033	1,776
2026	18,869	1,824
2027	15,932	1,875
2028	12,536	1,926
Thereafter	33,503	90,124
Total future minimum lease payments	127,495	98,827
Less: Imputed interest	(20,315)	(68,681)
Total	$107,180	$30,146

9. Goodwill and Other Intangible Assets
Goodwill by business segment was as follows:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2020	$1,122,408	$232,742	$85,976	$1,441,126
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2020	905,494	211,742	85,976	1,203,212
ION acquisition	—	1,796,148	—	1,796,148
Sale of Triton	—	—	(85,976)	(85,976)
Balance as of December 31, 2021	$905,494	$2,007,890	$—	$2,913,384

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	905,494	2,007,890	—	2,913,384
Nuvyyo acquisition	—	—	7,190	7,190
Balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	905,494	2,007,890	7,190	2,920,574
Impairment charge	—	(952,000)	—	(952,000)
Balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2023	2022

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	136,452	136,100
Total carrying amount	1,417,693	1,417,341
Accumulated amortization:
Television network affiliation relationships	(276,163)	(222,092)
Customer lists and advertiser relationships	(132,161)	(106,654)
Other	(61,606)	(47,156)
Total accumulated amortization	(469,930)	(375,902)
Net amortizable intangible assets	947,763	1,041,439
Indefinite-lived intangible assets — FCC licenses	779,415	779,815
Total other intangible assets	$1,727,178	$1,821,254
Estimated amortization expense of intangible assets for each of the next five years is $92.8 million in 2024, $89.7 million in 2025, $86.1 million in 2026, $83.2 million in 2027, $62.0 million in 2028 and $534.0 million in later years.
Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Such events or changes in circumstances include, but are not limited to, changes in business climate, significant declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized. The quantitative analysis to measure the extent of any goodwill impairment compares the estimated fair values of our reporting units to their respective carrying values. We determine the fair value of each reporting unit using the discounted cash flow method of the income approach, the general public company method of the market approach and the guideline transactions method of the market approach. Particularly for the discounted cash flow analysis, significant judgment is required to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. These reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). Additionally, future changes in these assumptions and estimates with respect to long-term growth rates and discount rates or future cash flow projections, could result in significantly different estimates of the fair values.

The Scripps Networks business continued to experience softness within the national advertising marketplace into 2023, as macroeconomic challenges continued to impact advertising budgets. A longer than anticipated television advertising recession and the impact of declining linear television viewership trends negatively impacted expected future growth rates, profitability and the cash flows derived from the business as well as the expected period of time over which those cash flows will occur. These factors, coupled with decreases in our market capitalization over the first two quarters of 2023, provided an indication that the fair value of our Scripps Networks reporting unit may be below its carrying value at June 30, 2023. Following completion of our second quarter 2023 testing, we concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recognized a $686 million non-cash goodwill impairment charge.

Our annual goodwill impairment test coincides with our annual planning cycle and takes place in the fourth quarter of each year. During the planning cycle, we noted trends indicating a slower than previously anticipated recovery in the television advertising marketplace. The corresponding negative impact to the Scripps Networks business' anticipated operating profits resulted in an additional non-cash goodwill impairment charge of $266 million for 2023. Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2023	2022

Revolving credit facility	$330,000	$—
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2024	—	284,250
Term loan, due in 2026	728,825	736,437
Term loan, due in 2028	551,000	559,000
Total outstanding principal	2,950,919	2,920,781
Less: Debt issuance costs and issuance discounts	(38,483)	(48,376)
Less: Current portion	(15,612)	(18,612)
Net carrying value of long-term debt	2,896,824	2,853,793
Fair value of long-term debt *	$2,732,318	$2,677,845
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). The Eighth Amendment increased the borrowing capacity of our Revolving Credit Facility from $400 million to $585 million and matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of December 31, 2023, we had $330 million outstanding under the Revolving Credit Facility with an interest rate of 8.22%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2023 was 8.20%. As of December 31, 2023 and 2022, we had outstanding letters of credit totaling $6.7 million and $7.1 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan.

As of December 31, 2022, the interest rate on the 2024 term loan was 6.38%. The weighted-average interest rate was 7.22% for the period the loan was outstanding during 2023 and 5.67% in 2022.

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

As of December 31, 2023 and 2022, the interest rate on the 2026 term loan was 8.03% and 6.95%, respectively. The weighted-average interest rate on the 2026 term loan was 8.01% and 6.23% in 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the interest rate on the 2028 term loan was 8.47% and 7.13%, respectively. The weighted-average interest rate on the 2028 term loan was 8.44% and 6.42% in 2023 and 2022, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio when we have outstanding borrowings on the Revolving Credit Facility. Through December 31, 2024, we must comply with the maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of December 31, 2023, we were in compliance with our financial covenants.

2029 Senior Secured Notes

On December 30, 2020, we issued $550 million of senior secured notes (the "2029 Senior Notes"), which bear interest at a rate of 3.875% per annum and mature on January 15, 2029. The 2029 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15. Prior to January 15, 2026, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2029 Senior Notes may require us to repurchase some or all of the notes. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. The 2029 Senior Notes are guaranteed by us and the majority of our subsidiaries and are secured on equal footing with the obligations under the Senior Secured Credit Agreement. The notes are secured, on a first lien basis, from pledges of equity interests in our subsidiaries and by substantially all of the existing and future assets of Scripps. The 2029 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

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
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$26,213	$26,213	$—	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$27	$27	$—	$—

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those items.

12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2023	2022

Employee compensation and benefits	$29,249	$25,916
Deferred FCC repack income	41,863	46,205
Programming liability	274,564	263,093
Liability for pension benefits	73,651	78,279
Liabilities for uncertain tax positions	16,334	14,144
Finance leases	30,146	28,063
Other	18,374	28,359
Other liabilities (less current portion)	$484,181	$484,059

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Accounts receivable	$(10,443)	$(26,875)	$(31,624)
Other current assets	(4,630)	5,653	12,488
Accounts payable	(3,536)	7,313	18,534
Accrued employee compensation and benefits	15,726	(24,080)	4,073
Accrued interest	943	(3,886)	18,459
Other accrued liabilities	(13,509)	4,991	2,336
Unearned revenue	(6,002)	(3,115)	(7,080)
Other, net	5,176	4,199	(21,407)
Total	$(16,275)	$(35,800)	$(4,221)

The following table reconciles cash and cash equivalents and restricted cash in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash per the Consolidated Statements of Cash Flows.

	As of December 31,
(in thousands)	2023	2022	2021

Cash and cash equivalents	$35,319	$18,027	$66,223
Restricted cash	—	—	34,257
Total cash, cash equivalents and restricted cash, end of year	$35,319	$18,027	$100,480

The December 31, 2021 restricted cash balance reflected cash held in escrow from the KMGH Denver television station building sale, which was received in January 2022.

14. Employee Benefit Plans
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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.

The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Interest cost	$23,579	$17,332	$16,465
Expected return on plan assets, net of expenses	(25,221)	(24,900)	(23,235)
Amortization of actuarial loss and prior service cost	18	4,034	6,210
Total for defined benefit plans	(1,624)	(3,534)	(560)
SERPs	974	921	903
Defined contribution plan	15,998	15,257	14,394
Net periodic benefit cost	$15,348	$12,644	$14,737

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Actuarial gain/(loss)	$3,091	$(12,703)	$27,318
Amortization of actuarial loss and prior service cost	18	4,034	6,210
Total	$3,109	$(8,669)	$33,528

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.1 million in 2023 and $0.3 million in 2022 and 2021. We recognized an actuarial loss for our SERPs of $0.5 million in 2023 and actuarial gains of $3.6 million and $0.3 million in 2022 and 2021, respectively.

Assumptions used in determining the annual retirement plans expense were as follows:

	2023	2022	2021

Discount rate	5.47%	2.95%	2.64%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2023	2022	2023	2022

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$450,022	$603,309	$13,393	$18,023
Interest cost	23,579	17,332	708	509
Benefits paid	(33,750)	(33,521)	(1,161)	(1,541)
Actuarial (gains)/losses	9,142	(137,098)	497	(3,598)
Projected benefit obligation at end of year	448,993	450,022	13,437	13,393
Plan assets:
Fair value at beginning of year	383,725	517,148	—	—
Actual return on plan assets	37,454	(124,901)	—	—
Company contributions	—	24,999	1,161	1,541
Benefits paid	(33,750)	(33,521)	(1,161)	(1,541)
Fair value at end of year	387,429	383,725	—	—
Funded status	$(61,564)	$(66,297)	$(13,437)	$(13,393)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,350)	$(1,411)
Noncurrent liabilities	(61,564)	(66,297)	(12,087)	(11,982)
Total	$(61,564)	$(66,297)	$(13,437)	$(13,393)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$95,793	$98,884	$3,838	$3,467
Prior service cost	334	352	—	—

During 2023, a net actuarial loss increased our benefit obligation primarily due to a year-over-year decrease in the discount rate assumption. During 2022, a net actuarial gain decreased our benefit obligation primarily due to a year-over-year increase in the discount rate assumption. The recognized actuarial gains/losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.

Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2023	2022	2023	2022

Accumulated benefit obligation	$448,993	$450,022	$13,437	$13,393
Projected benefit obligation	448,993	450,022	13,437	13,393
Fair value of plan assets	387,429	383,725	—	—

Assumptions used to determine the defined benefit pension plan benefit obligation were as follows:

	2023	2022	2021

Weighted average discount rate	5.18%	5.47%	2.95%

In 2024, we expect to contribute $1.4 million to fund our SERPs. We have met regulatory funding requirements for our qualified defined benefit pension plan and do not have a mandatory contribution in 2024.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $34.1 million in 2024, $34.4 million in 2025, $34.6 million in 2026, $34.8 million in 2027, $35.1 million in 2028 and a total of $173.1 million for the five years ending 2033.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2024	2023	2022

US equity securities	13%	13%	13%
Non-US equity securities	27%	31%	31%
Fixed-income securities	55%	55%	55%
Other	5%	1%	1%
Total	100%	100%	100%

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

The following table presents our plan assets as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022

Equity securities
Common/collective trust funds	$172,635	$170,867
Fixed income
Common/collective trust funds	212,012	210,226
Cash equivalents	2,782	2,632
Fair value of plan assets	$387,429	$383,725

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

Our Scripps Networks segment includes national news outlets Scripps News and Court TV as well as popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. The Scripps Networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. These operations earn revenue primarily through the sale of advertising.
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
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the business segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, property and equipment primarily used for corporate purposes and deferred income taxes.
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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Segment operating revenues:
Local Media	$1,398,230	$1,494,357	$1,319,468
Scripps Networks	893,234	961,242	951,883
Other	19,397	14,628	26,924
Intersegment eliminations	(17,949)	(17,012)	(14,743)
Total operating revenues	$2,292,912	$2,453,215	$2,283,532
Segment profit (loss):
Local Media	$287,439	$386,369	$268,140
Scripps Networks	225,785	310,336	389,278
Other	(26,451)	(18,140)	359
Shared services and corporate	(91,954)	(82,280)	(75,576)
Acquisition and related integration costs	—	(1,642)	(40,373)
Restructuring costs	(38,612)	—	(9,436)
Depreciation and amortization of intangible assets	(155,105)	(160,433)	(161,922)
Impairment of goodwill	(952,000)	—	—
Gains (losses), net on disposal of property and equipment	(2,344)	(5,866)	30,275
Interest expense	(213,512)	(161,130)	(165,164)
Gain (loss) on extinguishment of debt	—	8,589	(15,347)
Defined benefit pension plan income (expense)	650	2,613	(343)
Gain on sale of Triton business	—	—	81,784
Losses on stock warrant	—	—	(99,118)
Miscellaneous, net	(1,407)	(1,953)	(15,469)
Income (loss) from continuing operations before income taxes	$(967,511)	$276,463	$187,088
Depreciation:
Local Media	$39,642	$40,479	$39,368
Scripps Networks	19,600	19,360	17,109
Other	184	189	382
Shared services and corporate	1,299	1,915	1,498
Total depreciation	$60,725	$61,943	$58,357
Amortization of intangible assets:
Local Media	$36,322	$35,461	$40,315
Scripps Networks	52,036	56,836	58,599
Other	1,795	1,870	2,147
Shared services and corporate	4,227	4,323	2,504
Total amortization of intangible assets	$94,380	$98,490	$103,565

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Operating revenues:
Core advertising	$1,444,539	$1,549,277	$1,592,121
Political	33,460	208,112	22,693
Distribution	779,217	660,317	620,454
Other	35,696	35,509	48,264
Total operating revenues	$2,292,912	$2,453,215	$2,283,532

The following table presents additions to property and equipment by segment:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Additions to property and equipment:
Local Media	$55,244	$58,350	$35,963
Scripps Networks	5,654	13,444	23,871
Other	75	54	430
Shared services and corporate	1,530	374	2,114
Total additions to property and equipment	$62,503	$72,222	$62,378

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2023	2022

Assets:
Local Media	$2,393,660	$2,391,703
Scripps Networks	2,878,936	3,915,374
Other	58,460	52,571
Shared services and corporate	79,064	71,357
Total assets	$5,410,120	$6,431,005

16. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2023 were: $942.9 million in 2024, $686.7 million in 2025, $417.1 million in 2026, $133.6 million in 2027, $71.6 million in 2028 and $33.9 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as we pay quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. Preferred stock dividends were $48.0 million in 2023 and 2022. As of June 30, 2023, we had transitioned into an accumulated deficit position. As a result, dividends declared after June 30, 2023 have been recognized as a reduction to additional paid-in-capital.

If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred shares are outstanding. In February 2024, we notified the preferred shares holder of our intent to not declare the first quarter 2024 dividend. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt.
Class A Common Shares Stock Warrant — In connection with the issuance of the preferred shares, Berkshire Hathaway, Inc. ("Berkshire Hathaway") also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share. The warrant is exercisable at the holder’s option at any time or from time to time, in whole or in part, until the first anniversary of the date on which no preferred shares remain outstanding. Since the holder had the option to settle the warrant through cash payment of the exercise price and/or through surrendering portions of their preferred shares for the stated par value, a liability was recognized for the fair value of the warrant. The valuation model, classified within Level 3 of the fair value hierarchy, included inputs for the estimated term of the warrant, the historical volatility rate of Scripps common stock and the exercise price for the warrant. At time of issuance, the fair value of the warrant totaled $181 million and was being remeasured each reporting period with the changes in fair value of the warrant captured in the gains/losses on stock warrant caption in the Consolidated Statements of Operations.
On May 14, 2021, the warrant agreement was amended to only permit settlement of the warrant through cash payment of the exercise price. Following the warrant amendment, the warrant was no longer accounted for as a liability award where mark-to-market changes in the fair value of the warrant were captured as gains or losses in our operating results. The fair value of the warrant was remeasured on May 14, 2021 at $280 million. The increase in our stock price during 2021 was the primary contributor to the increase in the fair value of the warrant. The value of the liability on the amendment date was reclassified to equity within the caption Additional Paid-in Capital.
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. In February 2020, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A Common shares through March 1, 2022. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed. No shares were repurchased during 2023, 2022 or 2021.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. We have not issued any new stock options since 2008. As of December 31, 2023, approximately 7.5 million shares were available for future stock compensation awards.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2020	2,191,659	$12.22	$ 7-23
Awarded	1,375,565	22.63	14-23
Vested	(1,060,685)	20.32	15-24
Forfeited	(121,043)	16.19	9-23
Unvested at December 31, 2021	2,385,496	17.25	9-23
Awarded	1,867,083	19.19	14-22
Vested	(1,147,220)	21.20	11-22
Forfeited	(57,074)	20.07	9-23
Unvested at December 31, 2022	3,048,285	18.57	9-23
Awarded	1,938,617	8.46	7-8
Vested	(1,224,417)	11.61	5-15
Forfeited	(46,570)	15.26	8-23
Unvested at December 31, 2023	3,715,915	13.11	7-23

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Fair value of RSUs vested	$14,171	$24,321	$21,548
Tax benefits realized on vesting	3,409	5,902	5,101

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021

Total share-based compensation	$20,490	$21,596	$22,334
Share-based compensation, net of tax	15,560	16,355	17,047

As of December 31, 2023, $24.7 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.9 years.

18. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2021	$(73,713)	$(196)	$(73,909)
Other comprehensive income (loss) before reclassifications, net of tax of $(2,209) and $17	(6,895)	52	(6,843)
Amounts reclassified from AOCI, net of tax of $1,051	3,281	—	3,281
Net current-period other comprehensive income (loss)	(3,614)	52	(3,562)
As of December 31, 2022	(77,327)	(144)	(77,471)
Other comprehensive income (loss) before reclassifications, net of tax of $624 and $(38)	1,972	(119)	1,853
Amounts reclassified from AOCI, net of tax of $34	108	—	108
Net current-period other comprehensive income (loss)	2,080	(119)	1,961
As of December 31, 2023	$(75,247)	$(263)	$(75,510)

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

Operating results of our discontinued Stitcher business were as follows:

(in thousands)	For the year ended December 31, 2021

Operating revenues	$—
Total costs and expenses	(600)
Depreciation and amortization of intangible assets	—
Other, net	—
Loss from operations	(600)
Pretax gain on disposal	9,572
Gain from discontinued operations before income taxes	8,972
Provision for income taxes	(2,159)
Income from discontinued operations, net of tax	$6,813

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