Form 10-Q
period 2024-03-31
E.W. SCRIPPS Co
filed 2024-05-10
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2024, there were 73,457,243 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2024
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2024.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Annual Meeting of Shareholders

The following table presents information on matters submitted to a vote of security holders at our May 6, 2024 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Nishat A. Mehta	55,911,370	—	2,908,917
Burton F. Jablin	53,032,122	—	5,788,165
Kim Williams	36,587,901	—	22,232,386
Directors elected by holders of Common Voting Shares:
Marcellus W. Alexander, Jr.	11,130,723	—	—
Charles L. Barmonde	11,130,723	—	—
Kelly P. Conlin	11,130,723	—	—
Raymundo H. Granado, Jr.	11,130,723	—	—
John W. Hayden	11,130,723	—	—
Monica O. Holcomb	11,130,723	—	—
Leigh B. Radford	11,130,723	—	—
Adam P. Symson	11,130,723	—	—
2. Votes by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant	11,130,723	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares to approve named executive officer compensation (Say-on-Pay)	11,130,723	—	—
4. Votes by holders of Common Voting Shares to approve Amendment No.1 to The E.W. Scripps Company 2023 Long-term Incentive Plan	11,130,723	—	—

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three months ended March 31, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 10, 2024	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2024	As of December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$30,229	$35,319
Accounts receivable (less allowances — $5,317 and $5,041)	566,706	610,541
Miscellaneous	42,504	30,233
Total current assets	639,439	676,093
Investments	23,689	23,265
Property and equipment	457,181	455,255
Operating lease right-of-use assets	101,676	99,194
Goodwill	1,968,574	1,968,574
Other intangible assets	1,704,532	1,727,178
Programming	421,735	449,943
Miscellaneous	10,999	10,618
Total Assets	$5,327,825	$5,410,120

Liabilities and Equity
Current liabilities:
Accounts payable	$90,969	$76,383
Unearned revenue	13,875	12,181
Current portion of long-term debt	15,612	15,612
Accrued liabilities:
Employee compensation and benefits	44,412	60,869
Programming liability	154,672	171,860
Accrued interest	16,288	32,030
Miscellaneous	47,299	43,934
Other current liabilities	63,674	64,950
Total current liabilities	446,801	477,819
Long-term debt (less current portion)	2,855,258	2,896,824
Deferred income taxes	309,987	307,399
Operating lease liabilities	91,241	87,714
Other liabilities (less current portion)	462,576	484,181
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $643,801 at March 31, 2024)	415,125	414,549
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 73,457,243 and 72,843,881 shares	735	729
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	415,979	415,397
Additional paid-in capital	1,442,055	1,438,518
Accumulated deficit	(620,596)	(622,222)
Accumulated other comprehensive loss, net of income taxes	(75,476)	(75,510)
Total equity	1,161,962	1,156,183
Total Liabilities and Equity	$5,327,825	$5,410,120
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023

Operating Revenues:
Advertising	$349,758	$352,099
Distribution	202,560	166,559
Other	9,146	9,120
Total operating revenues	561,464	527,778
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	328,533	308,460
Selling, general and administrative expenses, excluding depreciation and amortization	145,693	146,886
Restructuring costs	5,015	16,511
Depreciation	15,120	15,053
Amortization of intangible assets	23,568	23,490
Losses (gains), net on disposal of property and equipment	147	896
Total operating expenses	518,076	511,296
Operating income	43,388	16,482
Interest expense	(54,917)	(48,838)
Defined benefit pension plan income	177	134
Miscellaneous, net	16,821	(503)
Income (loss) from operations before income taxes	5,469	(32,725)
Provision (benefit) for income taxes	3,843	(14,185)
Net income (loss)	1,626	(18,540)
Preferred stock dividends	(14,377)	(12,576)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(12,751)	$(31,116)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.15)	$(0.37)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.15)	$(0.37)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Net income (loss)	$1,626	$(18,540)
Changes in defined benefit pension plans, net of tax of $11 and $8	29	25
Other	5	—
Total comprehensive income (loss) attributable to preferred and common stockholders	$1,660	$(18,515)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$1,626	$(18,540)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38,688	38,543
Losses (gains), net on disposal of property and equipment	147	896
Programming assets and liabilities	(5,227)	(6,924)
Restructuring impairment charges	—	13,608
Losses (gains) on sale of investments	(18,018)	—
Deferred income taxes	2,577	6,852
Stock and deferred compensation plans	7,502	5,389
Pension contributions, net of income/expense	(503)	(411)
Other changes in certain working capital accounts, net	15,226	(26,713)
Miscellaneous, net	3,418	2,527
Net cash provided by operating activities	45,436	15,227
Cash Flows from Investing Activities:
Additions to property and equipment	(22,145)	(7,782)
Purchase of investments	(1,055)	(142)
Proceeds from sale of investments	18,108	—
Miscellaneous, net	7	3
Net cash used in investing activities	(5,085)	(7,921)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	(40,000)	20,000
Payments on long-term debt	(3,903)	(4,653)
Dividends paid on preferred stock	—	(12,000)
Tax payments related to shares withheld for vested stock and RSUs	(1,001)	(4,558)
Miscellaneous, net	(537)	(7,646)
Net cash used in financing activities	(45,441)	(8,857)
Decrease in cash and cash equivalents	(5,090)	(1,551)
Cash and cash equivalents:
Beginning of year	35,319	18,027
End of period	$30,229	$16,476

Supplemental Cash Flow Disclosures
Interest paid	$67,347	$61,973
Income taxes paid (refunded)	$182	$(7,679)
Non-cash investing information
Accrued capital expenditures	$882	$2,769

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2024 and 2023 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	1,626	34	1,660
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 613,362 net shares issued *	—	6	4,113	—	—	4,119
As of March 31, 2024	$415,125	$854	$1,442,055	$(620,596)	$(75,476)	$1,161,962
* Net of tax payments related to shares withheld for vested RSUs of $1,001 for the three months ended March 31, 2024.

As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(18,540)	25	(18,515)
Preferred stock dividends, $2,000 per share, $576 of issuance costs accretion	576	—	—	(12,576)	—	(12,000)
Compensation plans: 728,266 net shares issued *	—	7	(509)	—	—	(502)
As of March 31, 2023	$412,820	$843	$1,443,992	$319,599	$(77,446)	$2,099,808
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2023 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses provide content and services via digital platforms, including the Internet, smartphones and tablets. Our media businesses are organized into the following reportable business segments: Local Media, Scripps Networks and Other. Additional information for our business segments is presented in Note 11. Segment Information.

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
Refer to Note 11. Segment Information for further information, including revenue by significant product and service offering.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $5.3 million at March 31, 2024 and $5.0 million at December 31, 2023.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $13.9 million at March 31, 2024 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $12.2 million at December 31, 2023. We recorded $4.8 million of revenue in the three months ended March 31, 2024 that was included in unearned revenue at December 31, 2023.

Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment and other long-term liabilities in our Condensed Consolidated Balance Sheets.

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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2023 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $4.6 million and $3.5 million for the first quarter of 2024 and 2023, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2024	2023

Numerator (for basic and diluted earnings per share)
Net income (loss)	$1,626	$(18,540)
Less preferred stock dividends	(14,377)	(12,576)
Numerator for basic and diluted earnings per share	$(12,751)	$(31,116)
Denominator
Basic weighted-average shares outstanding	84,891	83,751
Effect of dilutive securities	—	—
Diluted weighted-average shares outstanding	84,891	83,751

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of March 31, 2024, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three month periods ended March 31, 2024 and 2023, we incurred a net loss and the inclusion of RSUs would be anti-dilutive. The March 31, 2024 and 2023 diluted EPS calculations exclude the effect from 4.4 million and 1.4 million, respectively, of outstanding RSUs that were anti-dilutive. The March 31, 2024 and 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies the rules on income tax disclosures. The guidance requires entities to disclose: (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for our annual periods beginning in 2025, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact of this new guidance on our disclosures.

In November 2023, the FASB issued new guidance which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for our annual period beginning in fiscal year 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The guidance will be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently assessing the impact of this new guidance on our disclosures.

3. Restructuring Costs and Other Charges and Credits

Restructuring and Reorganization

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The restructuring created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office.

Restructuring costs in the first quarter of 2024 and 2023 totaled $5.0 million and $16.5 million, respectively. Restructuring costs include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company. First quarter of 2023 also included a $13.6 million charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network.

Three Months Ended March 31, 2024 and 2023 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	4,563	452	5,015
Payments	(8,054)	(452)	(8,506)
Non-cash (a)	—	—	—
Liability as of March 31, 2024	$3,244	$1,430	$4,674

Liability as of December 31, 2022	$—	$—	$—
Net charges	1,310	15,201	16,511
Payments	—	(1,593)	(1,593)
Non-cash (a)	(289)	(13,608)	(13,897)
Liability as of March 31, 2023	$1,021	$—	$1,021
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Charges and Credits

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the three months ended March 31, 2024.

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

The effective income tax rate for the three months ended March 31, 2024 and 2023 was 70% and 43%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.1 million expense in 2024 and $1.2 million expense in 2023), state deferred rate changes ($1.1 million expense in 2024) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 35 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 totaled $6.1 million and $6.8 million, respectively, including short-term lease costs of $1.0 million and $0.4 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended March 31, 2024 and 2023. Interest expense on the finance leases liability totaled $0.5 million for both the three months ended March 31, 2024 and 2023.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2024	As of December 31, 2023

Balance Sheet Information
Operating Leases
Right-of-use assets	$101,676	$99,194
Other current liabilities	18,307	19,466
Operating lease liabilities	91,241	87,714
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	1,061	862
Property and equipment, net	27,260	27,459
Other liabilities	30,470	30,146
Weighted Average Remaining Lease Term
Operating leases	7.80 years	7.41 years
Finance leases	34.25 years	34.50 years
Weighted Average Discount Rate
Operating leases	4.94%	4.43%
Finance leases	7.10%	7.10%

	Three Months Ended March 31,
(in thousands)	2024	2023

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,754	$6,379
Operating cash flows from finance leases	213	—
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for operating lease obligations	10,095	2,439
Right-of-use assets obtained in exchange for finance lease obligations	—	—

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2024	$18,349	$1,089
2025	22,368	1,776
2026	20,497	1,824
2027	17,571	1,875
2028	14,219	1,926
Thereafter	39,303	90,124
Total future minimum lease payments	132,307	98,614
Less: Imputed interest	(22,759)	(68,144)
Total	$109,548	$30,470

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of March 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of March 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	137,372	136,452
Total carrying amount	1,418,613	1,417,693
Accumulated amortization:
Television affiliation relationships	(289,680)	(276,163)
Customer lists and advertiser relationships	(138,455)	(132,161)
Other	(65,361)	(61,606)
Total accumulated amortization	(493,496)	(469,930)
Net amortizable intangible assets	925,117	947,763
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,704,532	$1,727,178

Estimated amortization expense of intangible assets for each of the next five years is $69.5 million for the remainder of 2024, $90.2 million in 2025, $86.1 million in 2026, $83.2 million in 2027, $62.0 million in 2028, $62.0 million in 2029 and $472.1 million in later years.

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

Upon completing our annual impairment test in the fourth quarter of 2023, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that a goodwill impairment charge was necessary for the Scripps Networks reporting unit. Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately $90 million.

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023

Revolving credit facility	$290,000	$330,000
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2026	726,922	728,825
Term loan, due in 2028	549,000	551,000
Total outstanding principal	2,907,016	2,950,919
Less: Debt issuance costs and issuance discounts	(36,146)	(38,483)
Less: Current portion	(15,612)	(15,612)
Net carrying value of long-term debt	$2,855,258	$2,896,824
Fair value of long-term debt *	$2,549,369	$2,732,318
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). The Eighth Amendment increased the borrowing capacity of our Revolving Credit Facility from $400 million to $585 million and matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of March 31, 2024, we had $290 million outstanding under the Revolving Credit Facility with an interest rate of 8.19%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2024 was 8.20%. As of March 31, 2024 and December 31, 2023, we had outstanding letters of credit totaling $6.9 million and $6.7 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan. The weighted-average interest rate on the 2024 term loan was 6.53% for the three months ended March 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the interest rate on the 2026 term loan was 8.00% and 8.03%, respectively. The weighted-average interest rate on the 2026 term loan was 8.02% and 7.10% for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the interest rate on the 2028 term loan was 8.44% and 8.47%, respectively. The weighted-average interest rate on the 2028 term loan was 8.45% and 7.28% for the three months ended March 31, 2024 and 2023, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio when we have outstanding borrowings on the Revolving Credit Facility. Through December 31, 2024, we must comply with a maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of March 31, 2024, we were in compliance with our financial covenants.

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

2031 Senior Unsecured Notes

On December 30, 2020, we issued $500 million of senior unsecured notes (the "2031 Senior Notes"), which bear interest at a rate of 5.375% per annum and mature on January 15, 2031. The 2031 Senior Notes were priced at 100% of par value and interest is payable semi-annually on January 15 and July 15. We may redeem some or all of the 2031 Senior Notes before January 15, 2026 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 15, 2026 and before January 15, 2029, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. If we sell certain of our assets or have a change of control, the holders of the 2031 Senior Notes may require us to repurchase some or all of the notes. The 2031 Senior Notes are also guaranteed by us and the majority our subsidiaries. The 2031 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

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

Debt Repurchase Transactions

During the second quarter of 2023, we paid off the remaining $283 million principal balance of the 2024 term loan and wrote-off $0.4 million of deferred financing costs related to this term loan to interest expense.

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023

Employee compensation and benefits	$31,418	$29,249
Deferred FCC repack income	40,831	41,863
Programming liability	251,570	274,564
Liability for pension benefits	73,090	73,651
Liabilities for uncertain tax positions	16,760	16,334
Finance leases	30,470	30,146
Other	18,437	18,374
Other liabilities (less current portion)	$462,576	$484,181

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2024	2023

Accounts receivable	$43,835	$28,782
Other current assets	(12,271)	(15,453)
Accounts payable	7,535	(4,100)
Accrued employee compensation and benefits	(17,168)	(3,325)
Accrued interest	(15,742)	(16,936)
Other accrued liabilities	7,917	(12,216)
Unearned revenue	1,694	504
Other, net	(574)	(3,969)
Total	$15,226	$(26,713)

10. Employee Benefit Plans

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023

Interest cost	$5,602	$5,935
Expected return on plan assets, net of expenses	(6,018)	(6,306)
Amortization of actuarial loss and prior service cost	5	5
Total for defined benefit pension plan	(411)	(366)
SERPs	234	232
Defined contribution plan	5,503	4,429
Net periodic benefit cost	$5,326	$4,295

We contributed $0.3 million to fund current benefit payments for our SERPs during the three months ended March 31, 2024. During the remainder of 2024, we anticipate contributing an additional $1.1 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

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

Information regarding our business segments is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023

Segment operating revenues:
Local Media	$352,836	$311,923
Scripps Networks	209,278	216,473
Other	4,113	3,756
Intersegment eliminations	(4,763)	(4,374)
Total operating revenues	$561,464	$527,778
Segment profit (loss):
Local Media	$65,556	$45,843
Scripps Networks	49,654	51,526
Other	(6,397)	(1,532)
Shared services and corporate	(21,575)	(23,405)
Restructuring costs	(5,015)	(16,511)
Depreciation and amortization of intangible assets	(38,688)	(38,543)
Gains (losses), net on disposal of property and equipment	(147)	(896)
Interest expense	(54,917)	(48,838)
Defined benefit pension plan income	177	134
Miscellaneous, net	16,821	(503)
Income (loss) from operations before income taxes	$5,469	$(32,725)
Depreciation:
Local Media	$10,033	$9,853
Scripps Networks	4,825	4,736
Other	60	45
Shared services and corporate	202	419
Total depreciation	$15,120	$15,053
Amortization of intangible assets:
Local Media	$8,945	$8,980
Scripps Networks	12,977	13,009
Other	451	449
Shared services and corporate	1,195	1,052
Total amortization of intangible assets	$23,568	$23,490
Additions to property and equipment:
Local Media	$15,461	$7,267
Scripps Networks	2,316	194
Other	118	—
Shared services and corporate	2	835
Total additions to property and equipment	$17,897	$8,296

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023

Operating revenues:
Core advertising	$333,790	$348,574
Political	15,968	3,525
Distribution	202,560	166,559
Other	9,146	9,120
Total operating revenues	$561,464	$527,778

12. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. Preferred stock dividends declared and paid were $12.0 million during the first three months of 2023.
If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred shares are outstanding. We did not declare or provide payment for the first quarter 2024 dividend. At March 31, 2024, aggregated undeclared and unpaid cumulative dividends totaled $13.5 million and the redemption value of the preferred stock totaled $644 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11(a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, March 31, 2024	$(75,218)	$(258)	$(75,476)

	Three Months Ended March 31, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8(a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, March 31, 2023	$(77,302)	$(144)	$(77,446)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Defy TV, Grit, ION Mystery and Laff. Scripps News is our national news outlet that combines our 24/7 national news network, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation more efficiently serves national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. During 2024, we will continue our efforts to build awareness, grow the broadcast marketplace and improve consumers over-the-air television experiences through our Tablo product.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We currently anticipate this effort will result in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023. We currently anticipate our restructuring efforts to be substantially completed by the middle of 2024.

In April 2024, we began a public process to explore the sale of our Bounce multi-cast television network. Bounce, which is available in approximately 98% of U.S. television broadcast homes, broadcasts a combination of syndicated shows, movies and original content that is created for Black audiences.

Preferred stock dividends declared and paid in the first three months of 2023 totaled $12.0 million. We did not declare or provide payment for the first quarter 2024 dividend. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2024	Change	2023

Operating revenues	$561,464	6.4%	$527,778
Cost of revenues, excluding depreciation and amortization	(328,533)	6.5%	(308,460)
Selling, general and administrative expenses, excluding depreciation and amortization	(145,693)	(0.8)%	(146,886)
Restructuring costs	(5,015)		(16,511)
Depreciation and amortization of intangible assets	(38,688)		(38,543)
Gains (losses), net on disposal of property and equipment	(147)		(896)
Operating income	43,388		16,482
Interest expense	(54,917)		(48,838)
Defined benefit pension plan income	177		134
Miscellaneous, net	16,821		(503)
Income (loss) from operations before income taxes	5,469		(32,725)
Benefit (provision) for income taxes	(3,843)		14,185
Net income (loss)	$1,626		$(18,540)

Operating revenues increased $33.7 million or 6.4% in the first three months of 2024 when compared to the prior year quarter, driven by an increase in distribution revenues of $36.0 million. The increase was driven by Local Media, as we completed distribution agreement renewals for approximately 75% of our subscriber households in 2023.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $20.1 million or 6.5% in the first three months of 2024 when compared to the prior year quarter. Programming expense increased $14.0 million or 6.9% when compared to the prior year quarter, driven by $10.1 million in new sports rights fees associated with the airing of games for the National Hockey League's Vegas Golden Knights and Arizona Coyotes as well as the National Women's Soccer League ("NWSL"). The remainder of the increase in programming expense was due to higher network affiliation fees and syndicated programming costs. Production costs increased cost of revenues by $3.7 million when compared to the prior year quarter, driven by the television production costs associated with airing of the Vegas Golden Knights, Arizona Coyotes and NWSL games.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $1.2 million or 0.8% in the first three months of 2024 when compared to the prior year quarter.

Restructuring costs totaled $5.0 million and $16.5 million for the first three months of 2024 and 2023, respectively. Restructuring costs include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company. First quarter of 2023 also included a $13.6 million charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network.

Depreciation and amortization of intangible assets remained relatively flat in the first three months of 2024 when compared to the prior year quarter.

Interest expense increased $6.1 million in the first three months of 2024 when compared to the prior year quarter, primarily due to higher year-over-year interest rates on our variable debt borrowings.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the three months ended March 31, 2024.

The effective income tax rate was 70% and 43% for the three months ended March 31, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.1 million expense in 2024 and $1.2 million expense in 2023), state deferred rate changes ($1.1 million expense in 2024) and state NOL valuation allowance changes.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2024	Change	2023

Segment operating revenues:
Local Media	$352,836	13.1%	$311,923
Scripps Networks	209,278	(3.3)%	216,473
Other	4,113	9.5%	3,756
Intersegment eliminations	(4,763)	8.9%	(4,374)
Total operating revenues	$561,464	6.4%	$527,778
Segment profit (loss):
Local Media	$65,556	43.0%	$45,843
Scripps Networks	49,654	(3.6)%	51,526
Other	(6,397)		(1,532)
Shared services and corporate	(21,575)	(7.8)%	(23,405)
Restructuring costs	(5,015)		(16,511)
Depreciation and amortization of intangible assets	(38,688)		(38,543)
Gains (losses), net on disposal of property and equipment	(147)		(896)
Interest expense	(54,917)		(48,838)
Defined benefit pension plan income	177		134
Miscellaneous, net	16,821		(503)
Income (loss) from operations before income taxes	$5,469		$(32,725)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2024	Change	2023

Segment operating revenues:
Core advertising	$136,443	(3.4)%	$141,313
Political	15,166		3,525
Distribution	197,499	20.8%	163,441
Other	3,728	2.3%	3,644
Total operating revenues	352,836	13.1%	311,923
Segment costs and expenses:
Employee compensation and benefits	106,726	1.0%	105,714
Programming	130,744	10.8%	118,052
Other expenses	49,810	17.7%	42,314
Total costs and expenses	287,280	8.0%	266,080
Segment profit	$65,556	43.0%	$45,843

Revenues

Total Local Media revenues increased $40.9 million or 13% in the first three months of 2024 when compared to the prior year quarter. Distribution revenues increased $34.1 million or 21% in the first three months of 2024 when compared to the prior year quarter. Rate increases, driven by the 2023 renewal negotiations on distribution agreements covering about 75% of our subscriber households, favorably impacted year-over-year distributions revenues by 28% which more than offset the mid-single-digit subscriber declines experienced during 2024. During this election year, political revenues increased $11.6 million for the first three months of 2024 when compared to the prior year quarter. These increases were partially offset by a decrease in core advertising revenues of $4.9 million or 3.4% in the first three months of 2024 when compared to the prior year quarter.

Costs and expenses

Employee compensation and benefits increased $1.0 million or 1.0% in the first three months of 2024 when compared to the prior year quarter.

Programming expense increased $12.7 million or 11% in the first three months of 2024 when compared to the prior year quarter. Costs attributed to the new Vegas Golden Knights and Arizona Coyotes sports rights agreements increased year-over-year programming expense by $9.1 million.

Other expenses increased $7.5 million or 18% in the first three months of 2024 when compared to the prior year quarter, driven by a $4.1 million increase in production costs.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2024	Change	2023

Total operating revenues	$209,278	(3.3)%	$216,473
Segment costs and expenses:
Employee compensation and benefits	29,981	(0.6)%	30,173
Programming	89,162	2.0%	87,406
Other expenses	40,481	(14.5)%	47,368
Total costs and expenses	159,624	(3.2)%	164,947
Segment profit	$49,654	(3.6)%	$51,526

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $7.2 million or 3.3% in the first three months of 2024 when compared to the prior year quarter. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, Scripps Networks revenues decreased 0.8% year-over-year. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 4.5% year-over-year, which was partially offset by the expanded distribution of our networks on connected TV ("CTV") platforms that increased revenues 1.5% year-over-year.

Costs and expenses

Employee compensation and benefits decreased $0.2 million or 0.6% for the first three months of 2024 when compared to the prior year quarter.

Programming expense increased $1.8 million or 2.0% for the first three months of 2024 when compared to the prior year quarter. Costs attributed to the new National Women's Soccer League sports rights agreement increased year-over-year programming expense $1.0 million.

Other expenses decreased $6.9 million or 15% for the first three months of 2024 when compared to the prior year quarter. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, other expenses decreased 5.9% year-over-year, driven by lower marketing and promotion costs.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of March 31, 2024, we had approximately $30.2 million of cash on hand and $288 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023

Net cash provided by operating activities	$45,436	$15,227
Net cash used in investing activities	(5,085)	(7,921)
Net cash used in financing activities	(45,441)	(8,857)
Decrease in cash and cash equivalents	$(5,090)	$(1,551)

Cash flows from operating activities

Cash provided by operating activities increased $30.2 million in 2024 compared to 2023 driven by a $14.8 million year-over-year increase in segment profit and a $41.9 million increase in cash provided by changes in certain working capital accounts. These year-over-year increases were partially offset by a $7.9 million increase in net cash used for income taxes, an increase of $5.4 million in cash interest paid and an increase of $6.9 million in cash restructuring payments.

Cash flows from investing activities

Cash used in investing activities was $5.1 million in 2024 compared to $7.9 million in 2023. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities was more than offset by $22.1 million of capital expenditures in 2024. Capital expenditures in 2023 were $7.8 million.

Cash flows from financing activities

Cash used in financing activities was $45.4 million in 2024 compared to $8.9 million in 2023. As of March 31, 2024 and December 31, 2023, we had $290 million and $330 million, respectively, outstanding under the Revolving Credit Facility, resulting in net debt payments of $40.0 million during the first quarter of 2024. During the first quarter of 2023, we had net debt proceeds of $20 million, reflecting borrowings on our Revolving Credit Facility. Preferred stock dividends declared and paid were $12.0 million in the first three months of 2023.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of March 31, 2024. The annual required principal payments on these term loans total $15.6 million and the earliest maturity date for any of the loans in May of 2026.

As of March 31, 2024, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the second quarter of 2026. The Eighth Amendment to our Revolving Credit Facility permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of March 31, 2024, we were in compliance with our financial covenants.

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
The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends declared and paid in the first three months of 2023 totaled $12.0 million. We did not declare or provide payment for the first quarter 2024 dividend. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. At March 31, 2024, aggregated undeclared and unpaid cumulative dividends totaled $13.5 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2024, we anticipate contributing an additional $1.1 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2023 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for acquisitions, goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2024		As of December 31, 2023
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$290,000	$290,000	$330,000	$330,000
Senior secured notes, due in 2029	523,356	416,068	523,356	463,170
Senior unsecured notes, due in 2027	425,667	355,432	425,667	378,843
Senior unsecured notes, due in 2031	392,071	242,104	392,071	286,212
Term loan, due in 2026	726,922	721,470	728,825	727,914
Term loan, due in 2028	549,000	524,295	551,000	546,179
Long-term debt, including current portion	$2,907,016	$2,549,369	$2,950,919	$2,732,318

Financial instruments subject to market value risk:
Investments held at cost	$21,079	(a)	$21,169	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, we estimate the fair values of our other investments to approximate their carrying values at March 31, 2024 and December 31, 2023.

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