Form 10-Q
period 2024-06-30
E.W. SCRIPPS Co
filed 2024-08-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2024, there were 74,185,126 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2024
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2024.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and six months ended June 30, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 9, 2024	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2024	As of December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$26,651	$35,319
Accounts receivable (less allowances — $3,682 and $5,041)	578,610	610,541
Miscellaneous	49,441	30,233
Total current assets	654,702	676,093
Investments	23,895	23,265
Property and equipment	464,405	455,255
Operating lease right-of-use assets	96,836	99,194
Goodwill	1,968,574	1,968,574
Other intangible assets	1,681,555	1,727,178
Programming	381,131	449,943
Miscellaneous	9,858	10,618
Total Assets	$5,280,956	$5,410,120

Liabilities and Equity
Current liabilities:
Accounts payable	$85,521	$76,383
Unearned revenue	14,903	12,181
Current portion of long-term debt	15,612	15,612
Accrued liabilities:
Employee compensation and benefits	37,342	60,869
Programming liability	146,420	171,860
Accrued interest	31,365	32,030
Miscellaneous	48,237	43,934
Other current liabilities	58,472	64,950
Total current liabilities	437,872	477,819
Long-term debt (less current portion)	2,853,692	2,896,824
Deferred income taxes	297,629	307,399
Operating lease liabilities	85,963	87,714
Other liabilities (less current portion)	437,615	484,181
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $659,656 at June 30, 2024)	415,702	414,549
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 74,185,126 and 72,843,881 shares	742	729
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	416,563	415,397
Additional paid-in capital	1,446,231	1,438,518
Accumulated deficit	(619,167)	(622,222)
Accumulated other comprehensive loss, net of income taxes	(75,442)	(75,510)
Total equity	1,168,185	1,156,183
Total Liabilities and Equity	$5,280,956	$5,410,120
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Operating Revenues:
Advertising	$365,981	$371,103	$715,739	$723,202
Distribution	199,599	200,902	402,159	367,461
Other	8,049	10,831	17,195	19,951
Total operating revenues	573,629	582,836	1,135,093	1,110,614
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	327,107	316,824	655,640	625,284
Selling, general and administrative expenses, excluding depreciation and amortization	151,532	154,262	297,225	301,148
Restructuring costs	973	7,992	5,988	24,503
Depreciation	15,150	15,137	30,270	30,190
Amortization of intangible assets	23,318	23,491	46,886	46,981
Impairment of goodwill	—	686,000	—	686,000
Losses (gains), net on disposal of property and equipment	(157)	358	(10)	1,254
Total operating expenses	517,923	1,204,064	1,035,999	1,715,360
Operating income (loss)	55,706	(621,228)	99,094	(604,746)
Interest expense	(52,123)	(52,275)	(107,040)	(101,113)
Defined benefit pension plan income	177	134	354	268
Miscellaneous, net	(419)	(675)	16,402	(1,178)
Income (loss) from operations before income taxes	3,341	(674,044)	8,810	(706,769)
Provision (benefit) for income taxes	1,912	(4,215)	5,755	(18,400)
Net income (loss)	1,429	(669,829)	3,055	(688,369)
Preferred stock dividends	(14,432)	(12,577)	(28,809)	(25,153)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(13,003)	$(682,406)	$(25,754)	$(713,522)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.15)	$(8.10)	$(0.30)	$(8.49)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company:	$(0.15)	$(8.10)	$(0.30)	$(8.49)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$1,429	$(669,829)	$3,055	$(688,369)
Changes in defined benefit pension plans, net of tax of $11, $8, $22 and $16	29	25	58	50
Other	5	—	10	—
Total comprehensive income (loss) attributable to preferred and common stockholders	$1,463	$(669,804)	$3,123	$(688,319)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$3,055	$(688,369)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	77,156	77,171
Impairment of goodwill	—	686,000
Losses (gains), net on disposal of property and equipment	(10)	1,254
Programming assets and liabilities	3,411	(27,438)
Restructuring impairment charges	—	14,406
Losses (gains) on sale of investments	(18,018)	—
Deferred income taxes	(9,792)	(19,028)
Stock and deferred compensation plans	12,756	15,897
Pension contributions, net of income/expense	(998)	(957)
Other changes in certain working capital accounts, net	(3,395)	(41,409)
Miscellaneous, net	7,632	7,378
Net cash provided by operating activities	71,797	24,905
Cash Flows from Investing Activities:
Additions to property and equipment	(45,705)	(25,827)
Purchase of investments	(1,606)	(868)
Proceeds from sale of investments	18,108	—
Miscellaneous, net	225	10
Net cash used in investing activities	(28,978)	(26,685)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	(40,000)	70,000
Payments on long-term debt	(7,806)	(9,306)
Dividends paid on preferred stock	—	(24,000)
Tax payments related to shares withheld for vested stock and RSUs	(1,785)	(4,654)
Miscellaneous, net	(1,896)	(8,983)
Net cash provided by (used in) financing activities	(51,487)	23,057
Increase (decrease) in cash and cash equivalents	(8,668)	21,277
Cash and cash equivalents:
Beginning of year	35,319	18,027
End of period	$26,651	$39,304

Supplemental Cash Flow Disclosures
Interest paid	$101,158	$93,862
Income taxes paid	$34,570	$12,890
Non-cash investing information
Accrued capital expenditures	$471	$1,538

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2024 and 2023 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2024	$415,125	$854	$1,442,055	$(620,596)	$(75,476)	$1,161,962
Comprehensive income (loss)	—	—	—	1,429	34	1,463
Preferred stock dividends, $577 of issuance costs accretion	577	—	(577)	—	—	—
Compensation plans: 727,883 net shares issued *	—	7	4,753	—	—	4,760
As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
* Net of tax payments related to shares withheld for vested RSUs of $784 for the three months ended June 30, 2024.

As of March 31, 2023	$412,820	$843	$1,443,992	$319,599	$(77,446)	$2,099,808
Comprehensive income (loss)	—	—	—	(669,829)	25	(669,804)
Preferred stock dividends, $2,000 per share, $577 of issuance costs accretion	577	—	—	(12,577)	—	(12,000)
Compensation plans: 168,151 net shares issued *	—	2	10,183	—	—	10,185
As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
* Net of tax payments related to shares withheld for vested RSUs of $96 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	3,055	68	3,123
Preferred stock dividends, $1,153 of issuance costs accretion	1,153	—	(1,153)	—	—	—
Compensation plans: 1,341,245 net shares issued *	—	13	8,866	—	—	8,879
As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
* Net of tax payments related to shares withheld for vested RSUs of $1,785 for the six months ended June 30, 2024.

As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(688,369)	50	(688,319)
Preferred stock dividends, $4,000 per share, $1,153 of issuance costs accretion	1,153	—	—	(25,153)	—	(24,000)
Compensation plans: 896,417 net shares issued *	—	9	9,674	—	—	9,683
As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses also have digital presences across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume content. Our media businesses are organized into the following reportable business segments: Local Media, Scripps Networks and Other. Additional information for our business segments is presented in Note 11. Segment Information.

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
Core Advertising — Core advertising is comprised of sales to local and national businesses. The advertising includes a combination of broadcast spots as well as digital and connected TV advertising. Pricing of advertising time is based on audience size and share, the demographic of our audiences and the demand for our limited inventory of commercial time. Local advertising time is sold by each station's local sales staff who call upon advertising agencies and local businesses. National advertising time is generally sold by calling upon advertising agencies. Digital revenues are primarily generated from the sale of advertising to local and national customers on our business websites, tablet and mobile products, over-the-top apps and other platforms.
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $3.7 million at June 30, 2024 and $5.0 million at December 31, 2023.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $14.9 million at June 30, 2024 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $12.2 million at December 31, 2023. We recorded $6.5 million of revenue in the six months ended June 30, 2024 that was included in unearned revenue at December 31, 2023.

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
Share-based compensation costs totaled $5.0 million and $9.1 million for the second quarter of 2024 and 2023, respectively. Year-to-date share-based compensation costs totaled $9.6 million and $12.6 million in 2024 and 2023, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Numerator (for basic and diluted earnings per share)
Net income (loss)	$1,429	$(669,829)	$3,055	$(688,369)
Less preferred stock dividends	(14,432)	(12,577)	(28,809)	(25,153)
Numerator for basic and diluted earnings per share	$(13,003)	$(682,406)	$(25,754)	$(713,522)
Denominator
Basic weighted-average shares outstanding	85,673	84,296	85,282	84,024
Effect of dilutive securities	—	—	—	—
Diluted weighted-average shares outstanding	85,673	84,296	85,282	84,024

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of June 30, 2024, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and six month periods ended June 30, 2024 and 2023, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The June 30, 2024 and 2023 diluted EPS calculations exclude the effect from 4.0 million and 3.4 million, respectively, of outstanding RSUs that were anti-dilutive. The June 30, 2024 and 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

Restructuring costs in the second quarter of 2024 and 2023 totaled $1.0 million and $8.0 million, respectively. Year-to-date restructuring costs totaled $6.0 million and $24.5 million in 2024 and 2023, respectively. Restructuring costs in 2024 include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company. Year-to-date 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Additionally, year-to-date 2023 restructuring costs also included employee severance related charges of $7.8 million, operating lease impairment charges of $0.8 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Six Months Ended June 30, 2024 and 2023 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	4,892	1,096	5,988
Payments	(10,890)	(1,074)	(11,964)
Non-cash (a)	—	—	—
Liability as of June 30, 2024	$737	$1,452	$2,189

Liability as of December 31, 2022	$—	$—	$—
Net charges	7,797	16,706	24,503
Payments	(1,166)	(2,300)	(3,466)
Non-cash (a)	(740)	(14,406)	(15,146)
Liability as of June 30, 2023	$5,891	$—	$5,891
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Charges and Credits

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the six months ended June 30, 2024.

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

The effective income tax rate for the six months ended June 30, 2024 and 2023 was 65% and 2.6%, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which was non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.8 million expense in 2024 and $1.3 million expense in 2023), state deferred rate changes ($0.7 million expense in 2024 and $6.7 million benefit in 2023) and state NOL valuation allowance changes. Additionally, in the second quarter of 2023, the income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 34 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 totaled $5.7 million and $6.5 million, respectively, including short-term lease costs of $1.7 million and $0.9 million, respectively. Year-to-date June 30, 2024 and 2023 operating lease costs totaled $11.8 million and $13.3 million, respectively, including short-term lease costs of $2.7 million and $1.3 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023. Interest expense on the finance leases liability totaled $0.5 million for both the three months ended June 30, 2024 and 2023. Year-to-date June 30, 2024 and 2023 interest expense on the finance leases liability totaled $1.1 million and $1.0 million, respectively.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2024	As of December 31, 2023

Balance Sheet Information
Operating Leases
Right-of-use assets	$96,836	$99,194
Other current liabilities	18,646	19,466
Operating lease liabilities	85,963	87,714
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	1,260	862
Property and equipment, net	27,061	27,459
Other liabilities	30,800	30,146
Weighted Average Remaining Lease Term
Operating leases	7.51 years	7.41 years
Finance leases	34.00 years	34.50 years
Weighted Average Discount Rate
Operating leases	4.76%	4.43%
Finance leases	7.10%	7.10%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,438	$6,329	$11,192	$12,708
Operating cash flows from finance leases	213	—	426	—
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	—	—	10,095	2,439
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2024	$12,002	$876
2025	22,414	1,776
2026	20,543	1,824
2027	17,605	1,875
2028	14,273	1,926
Thereafter	39,321	90,124
Total future minimum lease payments	126,158	98,401
Less: Imputed interest	(21,549)	(67,601)
Total	$104,609	$30,800

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of June 30, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of June 30, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	137,714	136,452
Total carrying amount	1,418,955	1,417,693
Accumulated amortization:
Television affiliation relationships	(303,198)	(276,163)
Customer lists and advertiser relationships	(144,518)	(132,161)
Other	(69,099)	(61,606)
Total accumulated amortization	(516,815)	(469,930)
Net amortizable intangible assets	902,140	947,763
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,681,555	$1,727,178

Estimated amortization expense of intangible assets for each of the next five years is $46.4 million for the remainder of 2024, $90.3 million in 2025, $86.2 million in 2026, $83.2 million in 2027, $62.0 million in 2028, $62.0 million in 2029 and $472.0 million in later years.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and any time events occur or changes in circumstances indicate it is more likely than not the fair value of a reporting unit, or respective indefinite-lived intangible asset, is below its carrying value. Such events or changes in circumstances include, but are not limited to, changes in business climate, sustained declines in the price of our stock, or other factors resulting in lower cash flow related to such assets. If the carrying amount exceeds its fair value, then an impairment loss is recognized. The reporting unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). Additionally, future changes in these assumptions and estimates with respect to long-term growth rates and discount rates or future cash flow projections, could result in significantly different estimates of the fair values.

During the second quarter of 2023, we determined it was likely that the fair value of our Scripps Networks reporting unit may be below its carrying value at June 30, 2023. Following completion of our second quarter 2023 testing, we recognized a $686 million non-cash goodwill impairment charge.

Upon completing our annual impairment test in the fourth quarter of 2023, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that an additional $266 million goodwill impairment charge was necessary for the Scripps Networks reporting unit. Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately $90 million.

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023

Revolving credit facility	$290,000	$330,000
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2026	725,019	728,825
Term loan, due in 2028	547,000	551,000
Total outstanding principal	2,903,113	2,950,919
Less: Debt issuance costs and issuance discounts	(33,809)	(38,483)
Less: Current portion	(15,612)	(15,612)
Net carrying value of long-term debt	$2,853,692	$2,896,824
Fair value of long-term debt *	$2,224,175	$2,732,318
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the terms of the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of June 30, 2024, we had $290 million outstanding under the Revolving Credit Facility with an interest rate of 8.21%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2024 was 8.19%. As of June 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $6.9 million and $6.7 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan. The weighted-average interest rate on the 2024 term loan was 7.10% for the six months ended June 30, 2023.

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

As of June 30, 2024 and December 31, 2023, the interest rate on the 2026 term loan was 8.02% and 8.03%, respectively. The weighted-average interest rate on the 2026 term loan was 8.00% and 7.66% for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the interest rate on the 2028 term loan was 8.46% and 8.47%, respectively. The weighted-average interest rate on the 2028 term loan was 8.44% and 7.85% for the six months ended June 30, 2024 and 2023, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio when we have outstanding borrowings on the Revolving Credit Facility. Through December 31, 2024, we must comply with a maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of June 30, 2024, we were in compliance with our financial covenants.

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

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023

Employee compensation and benefits	$31,775	$29,249
Deferred FCC repack income	39,798	41,863
Programming liability	227,966	274,564
Liability for pension benefits	72,519	73,651
Liabilities for uncertain tax positions	17,097	16,334
Finance leases	30,800	30,146
Other	17,660	18,374
Other liabilities (less current portion)	$437,615	$484,181

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2024	2023

Accounts receivable	$31,931	$1,064
Other current assets	(19,208)	(15,213)
Accounts payable	2,608	(6,490)
Accrued employee compensation and benefits	(24,157)	(624)
Accrued interest	(665)	(149)
Other accrued liabilities	8,855	(12,649)
Unearned revenue	2,722	(3,911)
Other, net	(5,481)	(3,437)
Total	$(3,395)	$(41,409)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Interest cost	$5,603	$5,935	$11,205	$11,870
Expected return on plan assets, net of expenses	(6,018)	(6,307)	(12,036)	(12,613)
Amortization of actuarial loss and prior service cost	4	4	9	9
Total for defined benefit pension plan	(411)	(368)	(822)	(734)
SERPs	234	234	468	466
Defined contribution plan	3,438	4,166	8,941	8,595
Net periodic benefit cost	$3,261	$4,032	$8,587	$8,327

We contributed $0.6 million to fund current benefit payments for our SERPs during the six months ended June 30, 2024. During the remainder of 2024, we anticipate contributing an additional $0.8 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

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

Our Scripps Networks segment includes national news outlets Scripps News and Court TV as well as popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The Scripps Networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Segment operating revenues:
Local Media	$364,926	$352,219	$717,762	$664,142
Scripps Networks	208,720	231,229	417,998	447,702
Other	4,746	3,773	8,859	7,529
Intersegment eliminations	(4,763)	(4,385)	(9,526)	(8,759)
Total operating revenues	$573,629	$582,836	$1,135,093	$1,110,614
Segment profit (loss):
Local Media	$88,130	$81,017	$153,686	$126,860
Scripps Networks	37,747	60,343	87,401	111,869
Other	(9,236)	(6,279)	(15,633)	(7,811)
Shared services and corporate	(21,651)	(23,331)	(43,226)	(46,736)
Restructuring costs	(973)	(7,992)	(5,988)	(24,503)
Depreciation and amortization of intangible assets	(38,468)	(38,628)	(77,156)	(77,171)
Impairment of goodwill	—	(686,000)	—	(686,000)
Gains (losses), net on disposal of property and equipment	157	(358)	10	(1,254)
Interest expense	(52,123)	(52,275)	(107,040)	(101,113)
Defined benefit pension plan income	177	134	354	268
Miscellaneous, net	(419)	(675)	16,402	(1,178)
Income (loss) from operations before income taxes	$3,341	$(674,044)	$8,810	$(706,769)
Depreciation:
Local Media	$10,153	$9,787	$20,186	$19,640
Scripps Networks	4,719	4,930	9,544	9,666
Other	70	45	130	90
Shared services and corporate	208	375	410	794
Total depreciation	$15,150	$15,137	$30,270	$30,190
Amortization of intangible assets:
Local Media	$8,716	$8,981	$17,661	$17,961
Scripps Networks	12,976	13,009	25,953	26,018
Other	445	449	896	898
Shared services and corporate	1,181	1,052	2,376	2,104
Total amortization of intangible assets	$23,318	$23,491	$46,886	$46,981
Additions to property and equipment:
Local Media	$17,943	$14,140	$33,404	$21,407
Scripps Networks	4,138	2,501	6,454	2,695
Other	609	34	727	34
Shared services and corporate	459	139	461	974
Total additions to property and equipment	$23,149	$16,814	$41,046	$25,110

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Operating revenues:
Core advertising	$336,502	$367,257	$670,292	$715,831
Political	29,479	3,846	45,447	7,371
Distribution	199,599	200,902	402,159	367,461
Other	8,049	10,831	17,195	19,951
Total operating revenues	$573,629	$582,836	$1,135,093	$1,110,614

12. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. Preferred stock dividends declared and paid were $24.0 million during the first six months of 2023.
If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred shares are outstanding. We did not declare or provide payment for either of the 2024 quarterly dividends. At June 30, 2024, aggregated undeclared and unpaid cumulative dividends totaled $27.3 million and the redemption value of the preferred stock totaled $660 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2024	$(75,218)	$(258)	$(75,476)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11(a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, June 30, 2024	$(75,189)	$(253)	$(75,442)

	Three Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2023	$(77,302)	$(144)	$(77,446)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8 (a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, June 30, 2023	$(77,277)	$(144)	$(77,421)

	Six Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $22(a)	58	10	68
Net current-period other comprehensive income (loss)	58	10	68
Ending balance, June 30, 2024	$(75,189)	$(253)	$(75,442)

	Six Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $16(a)	50	—	50
Net current-period other comprehensive income (loss)	50	—	50
Ending balance, June 30, 2023	$(77,277)	$(144)	$(77,421)
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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "believe," "anticipate," "intend," "expect," "estimate," "could," "should," "outlook," "guidance," and similar references to future periods. Examples of forward-looking statements include, among others, statements the Company makes regarding expected operating results and future financial condition. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on management’s current beliefs, expectations, and assumptions regarding the future of the industry and the economy, the Company’s plans and strategies, anticipated events and trends, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstance that are difficult to predict and many of which are outside of the Company’s control. A detailed discussion of such risks and uncertainties is included in the section of this document titled "Risk Factors." The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made in this document is based only on currently available information and speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS, FOX and the CW. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. Scripps News is our national news outlet that combines our 24/7 national news network, the Local Media national desk and our award-winning investigative reporting newsroom in Washington, D.C. into one coordinated organization. The combined operation more efficiently serves national audiences and our local television stations. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

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

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. Lisa Knutson was named chief operating officer, assuming responsibility for the Local Media and Scripps Networks operating divisions, and was tasked with leading the Company’s restructuring efforts. The restructuring created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. The restructuring effort was substantially completed by the end of the 2024 second quarter and has resulted in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023.

In April 2024, we began a public process to explore the sale of our Bounce multi-cast television network. Bounce, which is available in approximately 98% of U.S. television broadcast homes, broadcasts a combination of syndicated shows, movies and original content that is created for Black audiences.

On July 2, 2024, we announced a multi-year agreement with the National Hockey League's Florida Panthers ("Panthers"). Under the new agreement, we have the ability to televise all locally produced Panthers preseason, regular-season and round one games of the postseason with distribution on cable, satellite and over-the-air television.

Preferred stock dividends declared and paid in the first six months of 2023 totaled $24.0 million. We did not declare or provide payment for either of the 2024 quarterly dividends. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Operating revenues	$573,629	(1.6)%	$582,836	$1,135,093	2.2%	$1,110,614
Cost of revenues, excluding depreciation and amortization	(327,107)	3.2%	(316,824)	(655,640)	4.9%	(625,284)
Selling, general and administrative expenses, excluding depreciation and amortization	(151,532)	(1.8)%	(154,262)	(297,225)	(1.3)%	(301,148)
Restructuring costs	(973)		(7,992)	(5,988)		(24,503)
Depreciation and amortization of intangible assets	(38,468)		(38,628)	(77,156)		(77,171)
Impairment of goodwill	—		(686,000)	—		(686,000)
Gains (losses), net on disposal of property and equipment	157		(358)	10		(1,254)
Operating income (loss)	55,706		(621,228)	99,094		(604,746)
Interest expense	(52,123)		(52,275)	(107,040)		(101,113)
Defined benefit pension plan income	177		134	354		268
Miscellaneous, net	(419)		(675)	16,402		(1,178)
Income (loss) from operations before income taxes	3,341		(674,044)	8,810		(706,769)
Benefit (provision) for income taxes	(1,912)		4,215	(5,755)		18,400
Net income (loss)	$1,429		$(669,829)	$3,055		$(688,369)

Operating revenues decreased $9.2 million or 1.6% in the second quarter of 2024 and increased $24.5 million or 2.2% in the first six months of 2024 when compared to prior periods. The quarter-to-date decrease was due to a $30.8 million decrease in core advertising revenue and a $1.3 million decrease in distribution revenue. These decreases were partially offset by an increase in political revenue of $25.6 million. The year-to-date increase was driven by a $38.1 million increase in political revenue and a $34.7 million increase in distribution revenue. These increases were partially offset by a $45.5 million decrease in core advertising revenue.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $10.3 million or 3.2% in the second quarter of 2024 and $30.4 million or 4.9% in the first six months of 2024 when compared to prior periods. Programming expense increased $10.7 million or 5.2% in the second quarter of 2024 and $24.7 million or 6.1% in the first six months of 2024 when compared to prior periods, driven by new sports rights fees associated with the airing of games for the Women's National Basketball Association, the National Women's Soccer League and the National Hockey League's Vegas Golden Knights and the former Arizona Coyotes. The sports rights fees for these contracts were $12.6 million in the second quarter of 2024 and $22.7 million in the first six months of 2024. Production costs increased cost of revenues by $1.7 million in the second quarter of 2024 and $5.4 million in the first six months of 2024 when compared to prior periods, driven by the television production costs associated with the airing of games under our sports agreements.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $2.7 million or 1.8% in the second quarter of 2024 and $3.9 million or 1.3% in the first six months of 2024 when compared to prior periods.

Restructuring costs totaled $1.0 million and $8.0 million in the second quarter of 2024 and 2023, respectively. Year-to-date restructuring costs totaled $6.0 million and $24.5 million for the first six months of 2024 and 2023, respectively. Restructuring costs in 2024 include severance charges and outside consulting fees associated with the ongoing strategic reorganization of the Company. Year-to-date 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Additionally, year-to-date 2023 restructuring costs also included employee severance related charges of $7.8 million, operating lease impairment charges of $0.8 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets decreased $0.2 million in the second quarter of 2024 and remained relatively flat in the first six months of 2024 when compared to prior periods.

In the second quarter of 2023, we recorded a $686 million non-cash charge to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

Interest expense decreased $0.2 million in the second quarter of 2024 and increased $5.9 million in the first six months of 2024 when compared to prior periods. Year-to-date increase was primarily due to higher year-over-year interest rates on our variable debt borrowings.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the six months ended June 30,2024.

The effective income tax rate was 65% and 2.6% for the six months ended June 30, 2024 and 2023, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which was non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.8 million expense in 2024 and $1.3 million expense in 2023), state deferred rate changes ($0.7 million expense in 2024 and $6.7 million benefit in 2023) and state NOL valuation allowance changes. Additionally, in the second quarter of 2023, the income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Segment operating revenues:
Local Media	$364,926	3.6%	$352,219	$717,762	8.1%	$664,142
Scripps Networks	208,720	(9.7)%	231,229	417,998	(6.6)%	447,702
Other	4,746	25.8%	3,773	8,859	17.7%	7,529
Intersegment eliminations	(4,763)	8.6%	(4,385)	(9,526)	8.8%	(8,759)
Total operating revenues	$573,629	(1.6)%	$582,836	$1,135,093	2.2%	$1,110,614
Segment profit (loss):
Local Media	$88,130	8.8%	$81,017	$153,686	21.1%	$126,860
Scripps Networks	37,747	(37.4)%	60,343	87,401	(21.9)%	111,869
Other	(9,236)	47.1%	(6,279)	(15,633)		(7,811)
Shared services and corporate	(21,651)	(7.2)%	(23,331)	(43,226)	(7.5)%	(46,736)
Restructuring costs	(973)		(7,992)	(5,988)		(24,503)
Depreciation and amortization of intangible assets	(38,468)		(38,628)	(77,156)		(77,171)
Impairment of goodwill	—		(686,000)	—		(686,000)
Gains (losses), net on disposal of property and equipment	157		(358)	10		(1,254)
Interest expense	(52,123)		(52,275)	(107,040)		(101,113)
Defined benefit pension plan income	177		134	354		268
Miscellaneous, net	(419)		(675)	16,402		(1,178)
Income (loss) from operations before income taxes	$3,341		$(674,044)	$8,810		$(706,769)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Segment operating revenues:
Core advertising	$139,106	(6.9)%	$149,449	$275,549	(5.2)%	$290,762
Political	28,151		3,846	43,317		7,371
Distribution	194,191	(0.6)%	195,266	391,690	9.2%	358,707
Other	3,478	(4.9)%	3,658	7,206	(1.3)%	7,302
Total operating revenues	364,926	3.6%	352,219	717,762	8.1%	664,142
Segment costs and expenses:
Employee compensation and benefits	105,569	(4.4)%	110,468	212,295	(1.8)%	216,182
Programming	123,112	2.8%	119,774	253,856	6.7%	237,826
Other expenses	48,115	17.5%	40,960	97,925	17.6%	83,274
Total costs and expenses	276,796	2.1%	271,202	564,076	5.0%	537,282
Segment profit	$88,130	8.8%	$81,017	$153,686	21.1%	$126,860

Revenues

Total Local Media revenues increased $12.7 million or 3.6% in the second quarter of 2024 and $53.6 million or 8.1% in the first six months of 2024 when compared to prior periods. During this election year, political revenues increased $24.3 million in the second quarter of 2024 and $35.9 million for the first six months of 2024 when compared to prior periods. Distribution revenues decreased $1.1 million or 0.6% in the second quarter of 2024 and increased $33.0 million or 9.2% in the first six months of 2024 when compared to prior periods. During 2023, we completed renewal negotiations on distribution agreements covering about 75% of our subscriber households. Renewals on over 25% of subscriber households were completed at the end of the first quarter of 2023 and renewals on an additional 20% of subscriber households were completed throughout the second quarter of 2023. Rate increases favorably impacted distribution revenues by 7.5% and 17% in the quarter-to-date and year-to-date periods, respectively. Mid-single-digit subscriber declines experienced during the second quarter and year-to-date periods of 2024 compared to the respective prior year periods, unfavorably impacted distribution revenues. Local Media revenues were also impacted by a decrease in core advertising revenues of $10.3 million or 6.9% in the second quarter of 2024 and $15.2 million or 5.2% in the first six months of 2024 when compared to prior periods.

Costs and expenses

Employee compensation and benefits decreased $4.9 million or 4.4% in the second quarter of 2024 and $3.9 million or 1.8% in the first six months of 2024 when compared to prior periods driven by the savings achieved through our restructuring efforts.

Programming expense increased $3.3 million or 2.8% in the second quarter of 2024 and $16.0 million or 6.7% in the first six months of 2024 when compared to prior periods. Costs attributed to the new Vegas Golden Knights and the former Arizona Coyotes sports rights agreements increased programming expense by $2.1 million and $11.2 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses increased $7.2 million or 17% in the second quarter of 2024 and $14.7 million or 18% in the first six months of 2024 when compared to prior periods. Production costs increased $0.9 million and $5.0 million in the quarter-to-date and year-to-date periods, respectively, driven by the costs associated with airing of games under our sports agreements. Additionally, advertising and promotion costs increased $2.8 million and $3.6 million in the quarter-to-date and year-to-date periods, respectively.

Scripps Networks — Our Scripps Networks segment includes national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and digital distribution. Our Scripps Networks segment earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Total operating revenues	$208,720	(9.7)%	$231,229	$417,998	(6.6)%	$447,702
Segment costs and expenses:
Employee compensation and benefits	29,781	(11.3)%	33,580	59,762	(6.3)%	63,753
Programming	98,474	8.6%	90,678	187,636	5.4%	178,084
Other expenses	42,718	(8.4)%	46,628	83,199	(11.5)%	93,996
Total costs and expenses	170,973	0.1%	170,886	330,597	(1.6)%	335,833
Segment profit	$37,747	(37.4)%	$60,343	$87,401	(21.9)%	$111,869

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $22.5 million or 9.7% in the second quarter of 2024 and $29.7 million or 6.6% in the first six months of 2024 when compared to prior periods. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, Scripps Networks revenues decreased 7.3% and 4.1% in the quarter-to-date and year-to-date periods, respectively. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 11% and 7.7% in the quarter-to-date and year-to-date periods, respectively. Lower ratings were partially offset by an increase in connected TV ("CTV") revenue and an increase in advertising spots sold. Higher CTV revenue, reflecting growth in the streaming services marketplace, increased revenues by approximately 1.0% in both the quarter-to-date and year-to-date periods. An increase in advertising spots sold increased revenues by 4.0% and 2.4% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $3.8 million or 11% in the second quarter of 2024 and $4.0 million or 6.3% for the first six months of 2024 when compared to prior periods driven by the savings achieved through our restructuring efforts.

Programming expense increased $7.8 million or 8.6% in the second quarter of 2024 and $9.6 million or 5.4% for the first six months of 2024 when compared to prior periods. Costs attributed to the new sports rights agreements with the Women's National Basketball Association and the National Women's Soccer League increased programming expense by $10.5 million and $11.5 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses decreased $3.9 million or 8.4% in the second quarter of 2024 and $10.8 million or 11% for the first six months of 2024 when compared to prior periods. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, other expenses increased 2.7% in the second quarter of 2024 and decreased 1.6% for the first six months of 2024.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of June 30, 2024, we had $26.7 million of cash on hand and $288 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023

Net cash provided by operating activities	$71,797	$24,905
Net cash used in investing activities	(28,978)	(26,685)
Net cash provided by (used in) financing activities	(51,487)	23,057
Increase (decrease) in cash and cash equivalents	$(8,668)	$21,277

Cash flows from operating activities

Cash provided by operating activities increased $46.9 million in 2024 compared to 2023 driven by a $38.0 million increase in cash provided by changes in certain working capital accounts and a cash outlay decrease of $30.8 million for programming investments in excess of programming amortization. These were partially offset by a $2.0 million year-over-year decrease in segment profit, a $21.7 million increase in income taxes paid and an increase of $7.3 million in cash interest paid.

Cash flows from investing activities

Cash used in investing activities was $29.0 million in 2024 compared to $26.7 million in 2023. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities was more than offset by $45.7 million of capital expenditures in 2024. Capital expenditures in 2023 were $25.8 million.

Cash flows from financing activities

Cash used in financing activities was $51.5 million in 2024 compared to cash provided by financing activities of $23.1 million in 2023. As of June 30, 2024 and December 31, 2023, we had $290 million and $330 million, respectively, outstanding under the Revolving Credit Facility, resulting in net debt payments of $40.0 million during the first six months of 2024. During the first six months of 2023, we had net debt proceeds of $70 million, reflecting borrowings on our Revolving Credit Facility. Preferred stock dividends declared and paid were $24.0 million in the first six months of 2023.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of June 30, 2024. The annual required principal payments on these term loans total $15.6 million and the earliest maturity date for any of the loans is May of 2026.

As of June 30, 2024, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the second quarter of 2026. The Eighth Amendment to our Revolving Credit Facility, which matures in the first quarter of 2026, permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of June 30, 2024, we were in compliance with our financial covenants.

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
The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends declared and paid in the first six months of 2023 totaled $24.0 million. We did not declare or provide payment for either of the 2024 quarterly dividends. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. At June 30, 2024, aggregated undeclared and unpaid cumulative dividends totaled $27.3 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2024, we anticipate contributing an additional $0.8 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

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

Note 1 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $15.6 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2024		As of December 31, 2023
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$290,000	$290,000	$330,000	$330,000
Senior secured notes, due in 2029	523,356	366,349	523,356	463,170
Senior unsecured notes, due in 2027	425,667	257,529	425,667	378,843
Senior unsecured notes, due in 2031	392,071	172,511	392,071	286,212
Term loan, due in 2026	725,019	685,143	728,825	727,914
Term loan, due in 2028	547,000	452,643	551,000	546,179
Long-term debt, including current portion	$2,903,113	$2,224,175	$2,950,919	$2,732,318

Financial instruments subject to market value risk:
Investments held at cost	$21,230	(a)	$21,169	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, we estimate the fair values of our other investments to approximate their carrying values at June 30, 2024 and December 31, 2023.

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