Form 10-Q
period 2024-09-30
E.W. SCRIPPS Co
filed 2024-11-05
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2024, there were 74,429,781 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2024
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2024.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and nine months ended September 30, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 5, 2024	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2024	As of December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$34,642	$35,319
Accounts receivable (less allowances — $5,992 and $5,041)	551,737	610,541
Miscellaneous	43,131	30,233
Total current assets	629,510	676,093
Investments	23,901	23,265
Property and equipment	460,117	455,255
Operating lease right-of-use assets	94,495	99,194
Goodwill	1,968,574	1,968,574
Other intangible assets	1,658,788	1,727,178
Programming	409,815	449,943
Miscellaneous	8,947	10,618
Total Assets	$5,254,147	$5,410,120

Liabilities and Equity
Current liabilities:
Accounts payable	$69,378	$76,383
Unearned revenue	30,279	12,181
Current portion of long-term debt	15,612	15,612
Accrued liabilities:
Employee compensation and benefits	76,364	60,869
Programming liability	165,883	171,860
Accrued interest	15,121	32,030
Miscellaneous	39,492	43,934
Other current liabilities	58,469	64,950
Total current liabilities	470,598	477,819
Long-term debt (less current portion)	2,737,126	2,896,824
Deferred income taxes	293,260	307,399
Operating lease liabilities	83,846	87,714
Other liabilities (less current portion)	450,099	484,181
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $673,823 at September 30, 2024)	416,278	414,549
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 74,429,781 and 72,843,881 shares	745	729
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	417,142	415,397
Additional paid-in capital	1,448,875	1,438,518
Accumulated deficit	(571,391)	(622,222)
Accumulated other comprehensive loss, net of income taxes	(75,408)	(75,510)
Total equity	1,219,218	1,156,183
Total Liabilities and Equity	$5,254,147	$5,410,120
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Operating Revenues:
Advertising	$447,252	$355,167	$1,162,991	$1,078,369
Distribution	191,772	203,859	593,931	571,320
Other	7,276	7,503	24,471	27,454
Total operating revenues	646,300	566,529	1,781,393	1,677,143
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	317,486	321,227	973,126	946,511
Selling, general and administrative expenses, excluding depreciation and amortization	154,781	147,849	452,006	448,997
Restructuring costs	12,665	4,705	18,653	29,208
Depreciation	15,811	15,100	46,081	45,290
Amortization of intangible assets	23,050	23,488	69,936	70,469
Impairment of goodwill	—	—	—	686,000
Losses (gains), net on disposal of property and equipment	727	1,066	717	2,320
Total operating expenses	524,520	513,435	1,560,519	2,228,795
Operating income (loss)	121,780	53,094	220,874	(551,652)
Interest expense	(54,442)	(56,916)	(161,482)	(158,029)
Defined benefit pension plan income	152	251	506	519
Miscellaneous, net	447	1,309	16,849	131
Income (loss) from operations before income taxes	67,937	(2,262)	76,747	(709,031)
Provision (benefit) for income taxes	20,161	1,391	25,916	(17,009)
Net income (loss)	47,776	(3,653)	50,831	(692,022)
Preferred stock dividends	(14,743)	(12,576)	(43,552)	(37,729)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$33,033	$(16,229)	$7,279	$(729,751)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.37	$(0.19)	$0.08	$(8.67)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.37	$(0.19)	$0.08	$(8.67)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$47,776	$(3,653)	$50,831	$(692,022)
Changes in defined benefit pension plans, net of tax of $10, $8, $32 and $24	29	25	87	75
Other	5	—	15	—
Total comprehensive income (loss) attributable to preferred and common stockholders	$47,810	$(3,628)	$50,933	$(691,947)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$50,831	$(692,022)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	116,017	115,759
Impairment of goodwill	—	686,000
Losses (gains), net on disposal of property and equipment	717	2,320
Programming assets and liabilities	12,877	(21,266)
Restructuring impairment charges	—	14,685
Losses (gains) on sale of investments	(18,018)	—
Deferred income taxes	(14,171)	(13,721)
Stock and deferred compensation plans	16,574	18,372
Pension contributions, net of income/expense	(1,459)	(1,492)
Other changes in certain working capital accounts, net	38,903	(72,567)
Miscellaneous, net	10,118	13,069
Net cash provided by operating activities	212,389	49,137
Cash Flows from Investing Activities:
Additions to property and equipment	(58,858)	(43,811)
Purchase of investments	(1,684)	(940)
Proceeds from sale of investments	18,108	—
Miscellaneous, net	758	20
Net cash used in investing activities	(41,676)	(44,731)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	(155,000)	340,000
Payments on long-term debt	(11,709)	(295,959)
Dividends paid on preferred stock	—	(36,000)
Tax payments related to shares withheld for vested stock and RSUs	(1,814)	(4,763)
Miscellaneous, net	(2,867)	(9,859)
Net cash used in financing activities	(171,390)	(6,581)
Decrease in cash and cash equivalents	(677)	(2,175)
Cash and cash equivalents:
Beginning of year	35,319	18,027
End of period	$34,642	$15,852

Supplemental Cash Flow Disclosures
Interest paid	$169,123	$161,370
Income taxes paid	$51,302	$25,932
Non-cash investing information
Accrued capital expenditures	$770	$397

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2024 and 2023 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
Comprehensive income (loss)	—	—	—	47,776	34	47,810
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 244,655 net shares issued *	—	3	3,220	—	—	3,223
As of September 30, 2024	$416,278	$864	$1,448,875	$(571,391)	$(75,408)	$1,219,218
* Net of tax payments related to shares withheld for vested RSUs of $29 for the three months ended September 30, 2024.

As of June 30, 2023	$413,397	$845	$1,454,175	$(362,807)	$(77,421)	$1,428,189
Comprehensive income (loss)	—	—	—	(3,653)	25	(3,628)
Preferred stock dividends, $2,000 per share, $576 of issuance costs accretion	576	—	—	(12,576)	—	(12,000)
Compensation plans: 141,926 net shares issued *	—	1	4,113	—	—	4,114
As of September 30, 2023	$413,973	$846	$1,458,288	$(379,036)	$(77,396)	$1,416,675
* Net of tax payments related to shares withheld for vested RSUs of $109 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity
As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	50,831	102	50,933
Preferred stock dividends, $1,729 of issuance costs accretion	1,729	—	(1,729)	—	—	—
Compensation plans: 1,585,900 net shares issued *	—	16	12,086	—	—	12,102
As of September 30, 2024	$416,278	$864	$1,448,875	$(571,391)	$(75,408)	$1,219,218
* Net of tax payments related to shares withheld for vested RSUs of $1,814 for the nine months ended September 30, 2024.

As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(692,022)	75	(691,947)
Preferred stock dividends, $6,000 per share, $1,729 of issuance costs accretion	1,729	—	—	(37,729)	—	(36,000)
Compensation plans: 1,038,343 net shares issued *	—	10	13,787	—	—	13,797
As of September 30, 2023	$413,973	$846	$1,458,288	$(379,036)	$(77,396)	$1,416,675
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $6.0 million at September 30, 2024 and $5.0 million at December 31, 2023.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $30.3 million at September 30, 2024 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $12.2 million at December 31, 2023. We recorded $7.3 million of revenue in the nine months ended September 30, 2024 that was included in unearned revenue at December 31, 2023.

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
Share-based compensation costs totaled $2.8 million and $3.5 million for the third quarter of 2024 and 2023, respectively. Year-to-date share-based compensation costs totaled $12.4 million and $16.1 million in 2024 and 2023, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Numerator (for basic and diluted earnings per share)
Net income (loss)	$47,776	$(3,653)	$50,831	$(692,022)
Less income allocated to RSUs	(1,223)	—	(280)	—
Less preferred stock dividends	(14,743)	(12,576)	(43,552)	(37,729)
Numerator for basic and diluted earnings per share	$31,810	$(16,229)	$6,999	$(729,751)
Denominator
Basic weighted-average shares outstanding	86,067	84,433	85,546	84,162
Effect of dilutive securities	—	—	—	—
Diluted weighted-average shares outstanding	86,067	84,433	85,546	84,162

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of September 30, 2024, potential dilutive securities representing 1.1 million shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and nine month periods ended September 30, 2023, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The September 30, 2023 diluted EPS calculations exclude the effect from 3.4 million outstanding RSUs that were anti-dilutive. The September 30, 2024 and 2023 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

3. Restructuring Costs and Other Transactions

Restructuring and Reorganization

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The strategic reorganization, which was substantially completed by the end of the 2024 second quarter, created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office.

On September 27, 2024, we announced we will significantly reduce Scripps News' national network programming after November 15, 2024. Scripps News will no longer broadcast over the air, although it will remain on streaming and digital platforms with weekday live coverage from the field. We expect these restructuring activities will result in the elimination of more than 200 jobs during the remainder of 2024.

Restructuring costs in the third quarter of 2024 and 2023 totaled $12.7 million and $4.7 million, respectively. Year-to-date restructuring costs totaled $18.7 million and $29.2 million in 2024 and 2023, respectively. In the third quarter of 2024, we incurred $10.9 million in severance charges related to the significant reduction of Scripps News' national news programming. Remaining restructuring costs in 2024 include severance charges and outside consulting fees associated with the strategic reorganization efforts. Year-to-date 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Additionally, year-to-date 2023 restructuring costs also included employee severance related charges of $8.9 million, operating lease impairment charges of $1.1 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Nine Months Ended September 30, 2024 and 2023 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	17,553	1,100	18,653
Payments	(11,554)	(1,698)	(13,252)
Non-cash (a)	—	—	—
Liability as of September 30, 2024	$12,734	$832	$13,566

Liability as of December 31, 2022	$—	$—	$—
Net charges	8,887	20,321	29,208
Payments	(5,001)	(4,441)	(9,442)
Non-cash (a)	(593)	(14,685)	(15,278)
Liability as of September 30, 2023	$3,293	$1,195	$4,488
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Transactions

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the nine months ended September 30, 2024.

In the third quarter of 2024, we signed letters of intent for the sale of our West Palm Beach station's building and San Diego tower site. We expect to receive $60 million of total cash consideration from these proposed sales. The San Diego tower site transaction is expected to close in the fourth quarter of 2024 and the West Palm Beach transaction is expected to close in the first quarter of 2025. As a result of these transactions, we also expect to enter into leasing agreements related to these assets.

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

The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 34% and 2.4%, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which was non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.9 million expense in 2024 and $1.4 million expense in 2023), state deferred rate changes ($2.1 million expense in 2024 and $1.1 million benefit in 2023) and state NOL valuation allowance changes. Additionally, the 2023 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2023.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 34 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 totaled $5.4 million and $6.4 million, respectively, including short-term lease costs of $1.2 million for both the three months ended September 30, 2024 and 2023. Year-to-date September 30, 2024 and 2023 operating lease costs totaled $17.2 million and $19.7 million, respectively, including short-term lease costs of $3.9 million and $2.5 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended September 30, 2024 and 2023 and $0.6 million for both the nine months ended September 30, 2024 and 2023. Interest expense on the finance leases liability totaled $0.5 million for both the three months ended September 30, 2024 and 2023. Year-to-date interest expense on the finance leases liability totaled $1.6 million for both the nine months ended September 30, 2024 and 2023.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2024	As of December 31, 2023

Balance Sheet Information
Operating Leases
Right-of-use assets	$94,495	$99,194
Other current liabilities	18,377	19,466
Operating lease liabilities	83,846	87,714
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	1,459	862
Property and equipment, net	26,862	27,459
Other liabilities	30,909	30,146
Weighted Average Remaining Lease Term
Operating leases	7.48 years	7.41 years
Finance leases	33.75 years	34.50 years
Weighted Average Discount Rate
Operating leases	4.99%	4.43%
Finance leases	7.10%	7.10%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,243	$6,740	$16,435	$19,448
Operating cash flows from finance leases	438	213	864	213
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	2,764	1,736	12,859	4,175
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2024	$6,024	$438
2025	23,037	1,776
2026	20,992	1,824
2027	17,889	1,875
2028	14,582	1,926
Thereafter	40,860	90,124
Total future minimum lease payments	123,384	97,963
Less: Imputed interest	(21,161)	(67,054)
Total	$102,223	$30,909

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of September 30, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of September 30, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	137,997	136,452
Total carrying amount	1,419,238	1,417,693
Accumulated amortization:
Television affiliation relationships	(316,716)	(276,163)
Customer lists and advertiser relationships	(150,417)	(132,161)
Other	(72,732)	(61,606)
Total accumulated amortization	(539,865)	(469,930)
Net amortizable intangible assets	879,373	947,763
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,658,788	$1,727,178

Estimated amortization expense of intangible assets for each of the next five years is $23.3 million for the remainder of 2024, $90.4 million in 2025, $86.3 million in 2026, $83.2 million in 2027, $62.0 million in 2028, $62.0 million in 2029 and $472.2 million in later years.

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

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023

Revolving credit facility	$175,000	$330,000
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2026	723,116	728,825
Term loan, due in 2028	545,000	551,000
Total outstanding principal	2,784,210	2,950,919
Less: Debt issuance costs and issuance discounts	(31,472)	(38,483)
Less: Current portion	(15,612)	(15,612)
Net carrying value of long-term debt	$2,737,126	$2,896,824
Fair value of long-term debt *	$2,356,976	$2,732,318
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the terms of the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of September 30, 2024, we had $175 million outstanding under the Revolving Credit Facility with an interest rate of 7.71%. The weighted-average interest rate over the period during which we had a drawn revolver balance in 2024 was 8.17%. As of September 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $6.9 million and $6.7 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan. The weighted-average interest rate on the 2024 term loan was 7.22% for the period the loan was outstanding during 2023.

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

As of September 30, 2024 and December 31, 2023, the interest rate on the 2026 term loan was 7.52% and 8.03%, respectively. The weighted-average interest rate on the 2026 term loan was 7.98% and 7.93% for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the interest rate on the 2028 term loan was 7.96% and 8.47%, respectively. The weighted-average interest rate on the 2028 term loan was 8.42% and 8.21% for the nine months ended September 30, 2024 and 2023, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio when we have outstanding borrowings on the Revolving Credit Facility. Through December 31, 2024, we must comply with a maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of September 30, 2024, we were in compliance with our financial covenants.

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

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023

Employee compensation and benefits	$30,267	$29,249
Deferred FCC repack income	38,766	41,863
Programming liability	244,910	274,564
Liability for pension benefits	71,984	73,651
Liabilities for uncertain tax positions	17,439	16,334
Finance leases	30,909	30,146
Other	15,824	18,374
Other liabilities (less current portion)	$450,099	$484,181

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Accounts receivable	$58,804	$(995)
Other current assets	(12,898)	(38,783)
Accounts payable	(15,576)	(19,524)
Accrued employee compensation and benefits	12,363	12,339
Accrued interest	(16,909)	(16,601)
Other accrued liabilities	110	(7,943)
Unearned revenue	18,098	530
Other, net	(5,089)	(1,590)
Total	$38,903	$(72,567)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Interest cost	$5,628	$5,814	$16,833	$17,684
Expected return on plan assets, net of expenses	(6,018)	(6,302)	(18,054)	(18,915)
Amortization of actuarial loss and prior service cost	5	5	14	14
Total for defined benefit pension plan	(385)	(483)	(1,207)	(1,217)
SERPs	233	232	701	698
Defined contribution plan	3,845	3,530	12,786	12,125
Net periodic benefit cost	$3,693	$3,279	$12,280	$11,606

We contributed $0.9 million to fund current benefit payments for our SERPs during the nine months ended September 30, 2024. During the remainder of 2024, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

11. Segment Information
We determine our business segments based upon our management and internal reporting structures, as well as the basis on which our chief operating decision maker makes resource-allocation decisions.
Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 11 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.

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

Information regarding our business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Segment operating revenues:
Local Media	$445,553	$353,061	$1,163,315	$1,017,203
Scripps Networks	201,672	215,393	619,670	663,095
Other	3,843	2,620	12,702	10,149
Intersegment eliminations	(4,768)	(4,545)	(14,294)	(13,304)
Total operating revenues	$646,300	$566,529	$1,781,393	$1,677,143
Segment profit (loss):
Local Media	$160,685	$74,865	$314,371	$201,725
Scripps Networks	42,061	49,661	129,462	161,530
Other	(7,744)	(6,263)	(23,377)	(14,074)
Shared services and corporate	(20,969)	(20,810)	(64,195)	(67,546)
Restructuring costs	(12,665)	(4,705)	(18,653)	(29,208)
Depreciation and amortization of intangible assets	(38,861)	(38,588)	(116,017)	(115,759)
Impairment of goodwill	—	—	—	(686,000)
Gains (losses), net on disposal of property and equipment	(727)	(1,066)	(717)	(2,320)
Interest expense	(54,442)	(56,916)	(161,482)	(158,029)
Defined benefit pension plan income	152	251	506	519
Miscellaneous, net	447	1,309	16,849	131
Income (loss) from operations before income taxes	$67,937	$(2,262)	$76,747	$(709,031)
Depreciation:
Local Media	$10,842	$9,881	$31,028	$29,521
Scripps Networks	4,698	4,892	14,242	14,558
Other	56	47	186	137
Shared services and corporate	215	280	625	1,074
Total depreciation	$15,811	$15,100	$46,081	$45,290
Amortization of intangible assets:
Local Media	$8,550	$8,980	$26,211	$26,941
Scripps Networks	12,838	13,009	38,791	39,027
Other	450	447	1,346	1,345
Shared services and corporate	1,212	1,052	3,588	3,156
Total amortization of intangible assets	$23,050	$23,488	$69,936	$70,469
Additions to property and equipment:
Local Media	$7,474	$15,123	$40,878	$36,530
Scripps Networks	4,393	1,225	10,847	3,920
Other	175	—	902	34
Shared services and corporate	1,409	495	1,870	1,469
Total additions to property and equipment	$13,451	$16,843	$54,497	$41,953

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Operating revenues:
Core advertising	$315,849	$346,037	$986,141	$1,061,868
Political	131,403	9,130	176,850	16,501
Distribution	191,772	203,859	593,931	571,320
Other	7,276	7,503	24,471	27,454
Total operating revenues	$646,300	$566,529	$1,781,393	$1,677,143

12. Capital Stock
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. Preferred stock dividends declared and paid were $36.0 million during the first nine months of 2023.
If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred shares are outstanding. We did not declare or provide payment for any of the 2024 quarterly dividends. At September 30, 2024, aggregated undeclared and unpaid cumulative dividends totaled $41.4 million and the redemption value of the preferred stock totaled $674 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2024	$(75,189)	$(253)	$(75,442)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $10(a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, September 30, 2024	$(75,160)	$(248)	$(75,408)

	Three Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2023	$(77,277)	$(144)	$(77,421)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $8 (a)	25	—	25
Net current-period other comprehensive income (loss)	25	—	25
Ending balance, September 30, 2023	$(77,252)	$(144)	$(77,396)

	Nine Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $32(a)	87	15	102
Net current-period other comprehensive income (loss)	87	15	102
Ending balance, September 30, 2024	$(75,160)	$(248)	$(75,408)

	Nine Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $24(a)	75	—	75
Net current-period other comprehensive income (loss)	75	—	75
Ending balance, September 30, 2023	$(77,252)	$(144)	$(77,396)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

Scripps is a leader in free, ad-supported television. All of our local stations and national networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use. During 2024, we continue our efforts to build awareness, grow the broadcast marketplace and improve consumers over-the-air television experiences through our Tablo product.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The strategic restructuring and reorganization created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. The strategic reorganization effort was substantially completed by the end of the 2024 second quarter and has resulted in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023.

In April 2024, we began a public process to explore the sale of our Bounce multi-cast television network. Bounce, which is available in approximately 98% of U.S. television broadcast homes, broadcasts a combination of syndicated shows, movies and original content that is created for Black audiences.

On July 2, 2024, we announced a multi-year agreement with the National Hockey League's Florida Panthers ("Panthers"), which begins with the 2024-2025 season. Under the new agreement, we have the ability to televise all locally produced Panthers preseason, regular-season and round one games of the postseason with distribution on cable, satellite and over-the-air television.

On September 27, 2024, we announced we will significantly reduce Scripps News' national network programming after November 15, 2024. Scripps News will no longer broadcast over the air, although it will remain on streaming and digital platforms with weekday live coverage from the field. Beginning at the start of 2025, the scaled back Scripps News operation is expected to generate annualized net savings of $35 million.

Preferred stock dividends declared and paid in the first nine months of 2023 totaled $36.0 million. We did not declare or provide payment for any of the 2024 quarterly dividends. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our business segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Operating revenues	$646,300	14.1%	$566,529	$1,781,393	6.2%	$1,677,143
Cost of revenues, excluding depreciation and amortization	(317,486)	(1.2)%	(321,227)	(973,126)	2.8%	(946,511)
Selling, general and administrative expenses, excluding depreciation and amortization	(154,781)	4.7%	(147,849)	(452,006)	0.7%	(448,997)
Restructuring costs	(12,665)		(4,705)	(18,653)		(29,208)
Depreciation and amortization of intangible assets	(38,861)		(38,588)	(116,017)		(115,759)
Impairment of goodwill	—		—	—		(686,000)
Gains (losses), net on disposal of property and equipment	(727)		(1,066)	(717)		(2,320)
Operating income (loss)	121,780		53,094	220,874		(551,652)
Interest expense	(54,442)		(56,916)	(161,482)		(158,029)
Defined benefit pension plan income	152		251	506		519
Miscellaneous, net	447		1,309	16,849		131
Income (loss) from operations before income taxes	67,937		(2,262)	76,747		(709,031)
Benefit (provision) for income taxes	(20,161)		(1,391)	(25,916)		17,009
Net income (loss)	$47,776		$(3,653)	$50,831		$(692,022)

Operating revenues increased $79.8 million or 14% in the third quarter of 2024 and $104 million or 6.2% in the first nine months of 2024 when compared to prior periods. The quarter-to-date increase was due to an increase in political revenue of $122 million partially offset by a $30.2 million decrease in core advertising revenue and a $12.1 million decrease in distribution revenue. The year-to-date increase was driven by an increase of $160 million in political revenue and a $22.6 million increase in distribution revenue that were partially offset by a $75.7 million decrease in core advertising revenue.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $3.7 million or 1.2% in the third quarter of 2024 and increased $26.6 million or 2.8% in the first nine months of 2024 when compared to prior periods. Programming expense decreased $2.2 million or 1.0% in the third quarter of 2024 and increased $22.5 million or 3.6% in the first nine months of 2024 when compared to prior periods. During 2023, we entered into sports rights contracts for the airing of games for the Women's National Basketball Association ("WNBA"), the National Women's Soccer League ("NWSL") and the Vegas Golden Knights and the Utah Hockey Club (formerly the Arizona Coyotes) in the National Hockey League ("NHL"). The NHL contracts began with the start of the 2023-2024 season in October 2023 and the NWSL contract began with the start of the 2024 season in March 2024. The sports rights fees for the contracts increased programming expense by $3.9 million in the third quarter of 2024 and $22.8 million in the first nine months of 2024 when compared to prior periods. For the quarter-to-date period, network programming decreased $5.8 million which more than offset the increase in sports rights fees. The year-to-date increase in cost of revenues was also due to a $6.1 million increase in production costs, driven by the television production costs associated with the airing of games under our sports agreements.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $6.9 million or 4.7% in the third quarter of 2024 and $3.0 million or 0.7% in the first nine months of 2024 when compared to prior periods. The quarter-to-date increase was primarily attributed to political sales activities.

Restructuring costs totaled $12.7 million and $4.7 million in the third quarter of 2024 and 2023, respectively. Year-to-date restructuring costs totaled $18.7 million and $29.2 million for the first nine months of 2024 and 2023, respectively. In the third quarter of 2024, we incurred $10.9 million in severance charges related to the significant reduction of Scripps News' national news programming. Remaining restructuring costs in 2024 include severance charges and outside consulting fees associated with the strategic reorganization efforts. Year-to-date 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Additionally, year-to-date 2023 restructuring costs also included employee severance related charges of $8.9 million, operating lease impairment charges of $1.1 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets increased $0.3 million for both the three and nine month periods ended September 30, 2024 when compared to prior periods.

In the second quarter of 2023, we recorded a $686 million non-cash charge to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

Interest expense decreased $2.5 million in the third quarter of 2024 and increased $3.5 million in the first nine months of 2024 when compared to prior periods. The quarter-to-date decrease in interest expense was primarily attributed to financing costs incurred during the third quarter of 2023 related to the amendment of our credit facility. The year-to-date increase in interest expense was primarily due to higher year-over-year interest rates on our variable debt borrowings.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the nine months ended September 30, 2024.

The effective income tax rate was 34% and 2.4% for the nine months ended September 30, 2024 and 2023, respectively. The comparability of our year-over-year effective tax rate is affected by the write-off of Scripps Networks goodwill in 2023, the majority of which was non-deductible. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.9 million expense in 2024 and $1.4 million expense in 2023), state deferred rate changes ($2.1 million expense in 2024 and $1.1 million benefit in 2023) and state NOL valuation allowance changes. Additionally, the 2023 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $16.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2023.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Segment operating revenues:
Local Media	$445,553	26.2%	$353,061	$1,163,315	14.4%	$1,017,203
Scripps Networks	201,672	(6.4)%	215,393	619,670	(6.5)%	663,095
Other	3,843	46.7%	2,620	12,702	25.2%	10,149
Intersegment eliminations	(4,768)	4.9%	(4,545)	(14,294)	7.4%	(13,304)
Total operating revenues	$646,300	14.1%	$566,529	$1,781,393	6.2%	$1,677,143
Segment profit (loss):
Local Media	$160,685		$74,865	$314,371	55.8%	$201,725
Scripps Networks	42,061	(15.3)%	49,661	129,462	(19.9)%	161,530
Other	(7,744)	23.6%	(6,263)	(23,377)	66.1%	(14,074)
Shared services and corporate	(20,969)	0.8%	(20,810)	(64,195)	(5.0)%	(67,546)
Restructuring costs	(12,665)		(4,705)	(18,653)		(29,208)
Depreciation and amortization of intangible assets	(38,861)		(38,588)	(116,017)		(115,759)
Impairment of goodwill	—		—	—		(686,000)
Gains (losses), net on disposal of property and equipment	(727)		(1,066)	(717)		(2,320)
Interest expense	(54,442)		(56,916)	(161,482)		(158,029)
Defined benefit pension plan income	152		251	506		519
Miscellaneous, net	447		1,309	16,849		131
Income (loss) from operations before income taxes	$67,937		$(2,262)	$76,747		$(709,031)

Local Media — Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 11 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Segment operating revenues:
Core advertising	$129,256	(9.2)%	$142,295	$404,805	(6.5)%	$433,057
Political	125,213		9,130	168,530		16,501
Distribution	186,480	(5.7)%	197,842	578,170	3.9%	556,549
Other	4,604	21.3%	3,794	11,810	6.4%	11,096
Total operating revenues	445,553	26.2%	353,061	1,163,315	14.4%	1,017,203
Segment costs and expenses:
Employee compensation and benefits	111,767	2.0%	109,566	324,062	(0.5)%	325,748
Programming	124,747	1.5%	122,923	378,603	4.9%	360,749
Other expenses	48,354	5.8%	45,707	146,279	13.4%	128,981
Total costs and expenses	284,868	2.4%	278,196	848,944	4.1%	815,478
Segment profit	$160,685		$74,865	$314,371	55.8%	$201,725

Revenues

Total Local Media revenues increased $92.5 million or 26% in the third quarter of 2024 and $146 million or 14% in the first nine months of 2024 when compared to prior periods. During this election year, political revenues increased $116 million in the third quarter of 2024 and $152 million in the first nine months of 2024 when compared to prior periods. Distribution revenues decreased $11.4 million or 5.7% in the third quarter of 2024 and increased $21.6 million or 3.9% in the first nine months of 2024 when compared to prior periods. During the first nine months of 2023, we completed renewal negotiations on distribution agreements covering about 75% of our subscriber households. Renewals on over 25% of subscriber households were completed at the end of the first quarter of 2023, renewals on an additional 20% of subscriber households were completed throughout the second quarter of 2023 and the remainder of the renewals were completed throughout the third quarter of 2023. In the quarter-to-date period, year-over-year rates remained flat, but mid-single-digit subscriber declines unfavorably impacted distribution revenues. In the year-to-date period, distribution revenues were favorably impacted by rate increases of 11% which were partially offset by mid-single-digit subscriber declines. Local Media revenues were also impacted by decreases in core advertising revenues of $13.0 million or 9.2% in the third quarter of 2024 and $28.3 million or 6.5% in the first nine months of 2024 when compared to prior periods, due in part to displacement from political advertising.

Costs and expenses

Employee compensation and benefits increased $2.2 million or 2.0% in the third quarter of 2024 compared to the third quarter of 2023 due to an increase in bonus compensation. Employee compensation and benefits decreased $1.7 million or 0.5% in the first nine months of 2024 when compared to the prior period as savings achieved through our restructuring efforts were partially offset by an increase in bonus compensation.

Programming expense increased $1.8 million or 1.5% in the third quarter of 2024 and $17.9 million or 4.9% in the first nine months of 2024 when compared to prior periods. Costs attributed to the Vegas Golden Knights and the Utah Hockey Club (formerly the Arizona Coyotes) sports rights agreements increased programming expense by $0.8 million and $12.0 million in the quarter-to-date and year-to-date periods, respectively. The remaining year-to-date increase in programming expense was due to a $5.8 million increase in network affiliation fees.

Other expenses increased $2.6 million or 5.8% in the third quarter of 2024 and $17.3 million or 13% in the first nine months of 2024 when compared to prior periods. Production costs increased $0.7 million and $5.7 million in the quarter-to-date and year-to-date periods, respectively, primarily driven by the costs associated with airing of games under our sports agreements. Additionally, professional services cost, primarily attributed to political sales activities, increased $2.3 million and $3.4 million in the quarter-to-date and year-to-date periods, respectively. The year-to-date increase was also due to higher advertising and promotion costs of $3.6 million.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	Change	2023	2024	Change	2023

Total operating revenues	$201,672	(6.4)%	$215,393	$619,670	(6.5)%	$663,095
Segment costs and expenses:
Employee compensation and benefits	31,364	2.4%	30,630	91,126	(3.5)%	94,383
Programming	87,693	(4.1)%	91,459	275,329	2.1%	269,543
Other expenses	40,554	(7.1)%	43,643	123,753	(10.1)%	137,639
Total costs and expenses	159,611	(3.7)%	165,732	490,208	(2.3)%	501,565
Segment profit	$42,061	(15.3)%	$49,661	$129,462	(19.9)%	$161,530

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $13.7 million or 6.4% in the third quarter of 2024 and $43.4 million or 6.5% in the first nine months of 2024 when compared to prior periods. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, Scripps Networks revenues decreased 5.3% and 4.5% in the quarter-to-date and year-to-date periods, respectively. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 10% and 8.4% in the quarter-to-date and year-to-date periods, respectively. Lower ratings were partially offset by an increase in advertising spots sold which increased revenues by 1.7% and 2.2% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits increased $0.7 million or 2.4% in the third quarter of 2024 compared to the third quarter of 2023 due to an increase in bonus compensation. Employee compensation and benefits decreased $3.3 million or 3.5% for the first nine months of 2024 when compared to the prior period driven by the savings achieved through our restructuring efforts.

Programming expense decreased $3.8 million or 4.1% in the third quarter of 2024 and increased $5.8 million or 2.1% for the first nine months of 2024 when compared to prior periods. Costs attributed to the sports rights agreements with the Women's National Basketball Association and the National Women's Soccer League increased programming expense by $3.1 million in the third quarter of 2024 and $10.8 million for the first nine months of 2024 when compared to prior periods. Network programming decreased $4.4 million in the third quarter of 2024 and $7.3 million for the first nine months of 2024 when compared to prior periods.

Other expenses decreased $3.1 million or 7.1% in the third quarter of 2024 and $13.9 million or 10% for the first nine months of 2024 when compared to prior periods. Excluding the impact of the low-margin programmatic product we began to sunset in the second quarter of 2023, other expenses decreased 2.9% in the third quarter of 2024 and 2.0% for the first nine months of 2024, primarily driven by lower marketing and promotion costs.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of September 30, 2024, we had $34.6 million of cash on hand and $403 million of additional borrowing capacity under our revolving credit facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023

Net cash provided by operating activities	$212,389	$49,137
Net cash used in investing activities	(41,676)	(44,731)
Net cash used in financing activities	(171,390)	(6,581)
Decrease in cash and cash equivalents	$(677)	$(2,175)

Cash flows from operating activities

Cash provided by operating activities increased $163 million in 2024 compared to 2023 driven by a $74.6 million year-over-year increase in segment profit, an $111 million increase in cash provided by changes in certain working capital accounts and a cash outlay decrease of $34.1 million for programming investments in excess of programming amortization, which were partially offset by a $25.4 million increase in income taxes paid and an increase of $7.8 million in cash interest paid. The increase in cash provided by changes in working capital accounts was primarily driven by advertising for political campaigns, which are generally paid in advance.

Cash flows from investing activities

Cash used in investing activities was $41.7 million in 2024 compared to $44.7 million in 2023. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities was more than offset by $58.9 million of capital expenditures in 2024. Capital expenditures in 2023 were $43.8 million.

Cash flows from financing activities

Cash used in financing activities was $171 million in 2024 compared to $6.6 million in 2023. As of September 30, 2024 and December 31, 2023, we had $175 million and $330 million, respectively, outstanding under the Revolving Credit Facility, resulting in net debt payments of $155 million during the first nine months of 2024. During the first nine months of 2023, we had net debt proceeds of $340 million, reflecting borrowings on our Revolving Credit Facility. On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of our term loan maturing in October 2024. Preferred stock dividends declared and paid were $36.0 million in the first nine months of 2023.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of September 30, 2024. The annual required principal payments on these term loans total $15.6 million and the earliest maturity date for any of the loans is May of 2026.

As of September 30, 2024, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.
Debt Covenants

Our term loans and notes do not have maintenance covenants. The earliest maturity of our term loans and notes is the second quarter of 2026. The Eighth Amendment to our Revolving Credit Facility, which matures in the first quarter of 2026, permits a maximum leverage through December 31, 2024 of 5.0 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of September 30, 2024, we were in compliance with our financial covenants.

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
The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends declared and paid in the first nine months of 2023 totaled $36.0 million. We did not declare or provide payment for any of the 2024 quarterly dividends. We currently have sufficient liquidity to pay the scheduled dividends on the preferred shares; however, this action provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. At September 30, 2024, aggregated undeclared and unpaid cumulative dividends totaled $41.4 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2024, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2024.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $14.4 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$175,000	$175,000	$330,000	$330,000
Senior secured notes, due in 2029	523,356	389,900	523,356	463,170
Senior unsecured notes, due in 2027	425,667	372,459	425,667	378,843
Senior unsecured notes, due in 2031	392,071	225,441	392,071	286,212
Term loan, due in 2026	723,116	705,038	728,825	727,914
Term loan, due in 2028	545,000	489,138	551,000	546,179
Long-term debt, including current portion	$2,784,210	$2,356,976	$2,950,919	$2,732,318

Financial instruments subject to market value risk:
Investments held at cost	$21,308	(a)	$21,169	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, we estimate the fair values of our other investments to approximate their carrying values at September 30, 2024 and December 31, 2023.

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