Form 10-K
period 2024-12-31
E.W. SCRIPPS Co
filed 2025-03-12
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2024     OR

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $3.14 per share closing price for such stock on June 30, 2024, was approximately $184,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of February 28, 2025, there were 74,768,282 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2025 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2024

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
Founded in 1878, The E.W. Scripps Company motto is "Give light and the people will find their own way." Our vision statement is We Create Connection. We serve audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription. For a full listing of our brands, visit http://www.scripps.com.

Scripps is a leader in free, ad-supported television. All of our local stations and national entertainment networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The strategic restructuring and reorganization created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. This initial reorganization of the operating structure was substantially completed by the end of the 2024 second quarter and resulted in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023. We also have continued to identify efficiency opportunities within the functional departments of our organization, which resulted in additional restructuring charges over the last two quarters of 2024.

In April 2024, we began a public process to explore the sale of our Bounce multi-cast television network. Bounce, which is available in approximately 95% of U.S. television broadcast homes, broadcasts a combination of syndicated shows, movies and original content that is created for Black audiences.

On July 2, 2024, we announced a multi-year agreement with the National Hockey League's Florida Panthers ("Panthers"), which began with the 2024-2025 season. Under the new agreement, we have the ability to televise all locally produced Panthers preseason, regular-season and round one games of the postseason with distribution on cable, satellite and over-the-air television.

On September 27, 2024, we announced plans to significantly reduce Scripps News' national network programming beginning in the fourth quarter of 2024. As of November 15, 2024, Scripps News was no longer broadcast over the air, although it remained on streaming and digital platforms with weekday live coverage from the field. Beginning at the start of 2025, the scaled back Scripps News operation is expected to generate annualized net savings of $35 million.

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters’ uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. We contributed cash consideration of $6.4 million for our 25% ownership interest in the joint venture.

On March 10, 2025, we entered into a Transaction Support Agreement (“TSA”) that was reached with certain of the Company’s lenders. Concurrently, we entered into commitment letters to provide for a new accounts receivable securitization facility and a new revolving credit facility. Transactions contemplated by the TSA and commitment letters, which still need to be consummated, include, among others, entering into new revolving credit and asset securitization facilities and the exchange or repayment of certain of our existing term loans.

Financial information for each of our operating segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

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
Revenue cycles and sources
Core Advertising

Our core advertising is comprised of sales to local and national businesses. The advertising includes a combination of broadcast spots as well as digital and connected TV advertising. Our core advertising revenues accounted for 33% of our Local Media segment’s revenues in 2024. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington, D.C. sales office. Advertising is sold to presidential, gubernatorial, U.S. Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) and other advocacy groups. Political advertising revenues were 20% of our Local Media segment's revenues in 2024, an election year.

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

Distribution Revenues

We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our local broadcast signals. Distribution revenues were 46% of our Local Media segment's revenues in 2024. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has in our markets and the contracted rate per subscriber. During 2023, we completed renewal negotiations on distribution agreements covering approximately 75% of our subscriber households.
Expenses
Employee costs accounted for 38% of our Local Media segment's costs and expenses in 2024.
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

Programming costs, which include network affiliation fees, local sports rights fees, syndicated programming and shows produced for us or in partnership with others, were 45% of our Local Media segment's costs and expenses in 2024.

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

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank(1)

KNXV-TV	Phoenix, AZ - Ch. 15	ABC/15	2026	2030	11
KASW -TV	Phoenix, AZ - Ch. 61	Ind/27	N/A	2030	11
WMYD-TV	Detroit, MI - Ch. 20	Ind/31	N/A	2029	12
WXYZ-TV	Detroit, MI - Ch. 7	ABC/25	2026	2029	12
WFTS-TV	Tampa-St. Petersburg, FL - Ch. 28	ABC/17	2026	2029	13
KMGH-TV	Denver-Aurora, CO - Ch. 7	ABC/7	2026	2030	16
KCDO-TV	Denver-Aurora, CO - Ch. 3	Ind/23	N/A	2030	16
WEWS-TV	Cleveland, OH - Ch. 5	ABC/15	2026	2029	17
WSFL-TV	Miami, FL - Ch. 39	Ind/27	N/A	2029	18
WMAR-TV	Baltimore, MD - Ch. 2	ABC/27	2026	2028	24
WRTV-TV	Indianapolis, IN - Ch. 6	ABC/25	2026	2029	27
KMCI-TV	Kansas City, MO - Ch. 38	Ind/25	N/A	2030	28
KSHB-TV	Kansas City, MO - Ch. 41	NBC/36	2027	2030	28
WTVF-TV	Nashville, TN - Ch. 5	CBS/36	2026	2029	29
WTMJ-TV	Milwaukee, WI - Ch. 4	NBC/32	2027	2029	31
KGTV-TV	San Diego, CA - Ch. 10	ABC/10	2026	2030	33
WCPO-TV	Cincinnati, OH - Ch. 9	ABC/26	2026	2029	34
KSTU-TV	Salt Lake City, UT - Ch. 13	FOX/28	2025	2030	36
KUPX-TV	Salt Lake City, UT - Ch. 16	Ind/29	N/A	2030	36
WPTV-TV	West Palm Beach-Port St. Lucie, FL - Ch. 5	NBC/12	2027	2029	37
WHDT-TV	West Palm Beach-Port St. Lucie, FL - Ch. 9	Ind/34	N/A	2029	37
KTNV-TV	Las Vegas, NV - Ch. 13	ABC/13	2026	2030	41
KMCC-TV	Las Vegas, NV - Ch. 34	Ind/32	N/A	2030	41
WGNT-TV	Norfolk-Virginia Beach, VA - Ch. 27	Ind/20	N/A	2028	42
WTKR-TV	Norfolk-Virginia Beach, VA - Ch. 3	CBS/16	2025	2028	42
WXMI-TV	Grand Rapids-Kalamazoo, MI - Ch. 17	FOX/19	2025	2029	43
WKBW-TV	Buffalo, NY - Ch. 7	ABC/34	2026	2031	49
WFTX-TV	Ft. Myers-Cape Coral, FL - Ch. 36	FOX/34	2025	2029	51
WTVR-TV	Richmond, VA - Ch. 6	CBS/23	2025	2028	55
KJRH-TV	Tulsa, OK - Ch. 2	NBC/8	2027	2030	62
WGBA-TV	Green Bay-Appleton, WI - Ch. 26	NBC/14	2027	2029	63
WACY-TV	Green Bay-Appleton, WI - Ch. 32	Ind/36	N/A	2029	63
WLEX-TV	Lexington, KY - Ch. 18	NBC/28	2027	2029	65
KMTV-TV	Omaha, NE - Ch. 3	CBS/31	2025	2030	68
KWBA-TV	Tucson, AZ - Ch. 58	Ind/21	N/A	2030	73
KGUN-TV	Tucson, AZ - Ch. 9	ABC/9	2026	2030	73
KOAA-TV	Colorado Springs, CO - Ch. 5	NBC/25	2027	2030	83
KXXV-TV	Waco-Killeen, TX - Ch. 25	ABC/26	2026	2030	91
KIVI-TV	Boise, ID - Ch. 6	ABC/24	2026	2030	107
WSYM-TV	Lansing, MI - Ch. 47	FOX/28	2025	2029	112
WTXL-TV	Tallahassee-Thomasville, FL-GA - Ch. 27	ABC/27	2026	2029	118
KERO-TV	Bakersfield, CA - Ch. 23	ABC/10	2026	2030	121
KATC-TV	Lafayette, LA - Ch. 3	ABC/28	2026	2029	124
KSBY-TV	Santa Barbara-Santa Maria, CA - Ch. 6	NBC/15	2027	2030	130
KRIS-TV	Corpus Christi, TX - Ch. 6	NBC/26	2027	2030	135
KTVQ-TV	Billings, MT - Ch. 2	CBS/10	2026	2030	164
KPAX-TV	Missoula, MT - Ch. 8	CBS/7	2026	2030	167
KXLF-TV	Butte-Bozeman-Silver Bow, MT - Ch. 4	CBS/5	2026	2030	187
KRTV-TV	Great Falls, MT - Ch. 3	CBS/7	2026	2030	193
KTVH-TV	Helena, MT - Ch. 12	NBC/12	2027	2030	204
(1) Market rank is based on the 2024 Comscore HH Universe estimates.

SCRIPPS NETWORKS

Our Scripps Networks segment includes national news outlets Scripps News and Court TV as well as popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and/or digital distribution.

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

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our Scripps Networks segment. Programming expenses accounted for 55% of our Scripps Networks segment's costs and expenses in 2024, reflecting the costs of investing in quality programming, costs of distribution from carriage agreements with local television broadcasters and cable and satellite providers and costs of programming acquired under multi-year sports rights agreements. The national networks are carried on both our owned and operated television stations and from carriage agreements with other broadcast stations. Our over-the-air ("OTA") television networks are well-positioned to capitalize on cord-cutting trends and provide a platform for delivering mass audiences to national advertisers.

ION

Our ION national television network is available in nearly 99% of U.S. television broadcast homes. It is available through its owned and operated OTA broadcast TV stations, on pay TV platforms and independent broadcast affiliates that carry the ION programming. ION broadcasts popular scripted crime and justice procedural programming and has the fifth-largest average prime-time audience among all broadcast networks on television. ION generally elects government-mandated must-carry provisions, thereby ensuring its programming is available on cable and satellite systems. ION is available as a free advertising-supported streaming television ("FAST") channel with distribution across multiple streaming services.

Bounce

Bounce is available in approximately 95% of U.S. television broadcast homes. Bounce is an African American broadcast network dedicated to inspiring, empowering and entertaining viewers. Bounce programming represents a rich mosaic of the African American community, featuring both licensed and original dramas, sitcoms, movies and specials. Original programming includes the hit series Johnson and Mind Your Business. Bounce XL is available as either an app or FAST channel with distribution on multiple streaming services.

Court TV

Court TV is available in approximately 93% of U.S. television broadcast homes. Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. Court TV is available as either an app or FAST channel with distribution on multiple streaming services.

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

ION Plus

ION Plus is available in approximately 92% of U.S. television broadcast homes. The network features popular action and suspense programming that includes Hudson & Rex, Bull, MacGyver and Scorpion. ION Plus is available as a FAST channel with distribution across multiple streaming platforms.

Laff

Laff is available in approximately 98% of U.S. television broadcast homes and targets comedy-lovers in the 18 to 49 age range. Programming on Laff includes popular sitcoms such as Home Improvement, Last Man Standing, Man with a Plan and According to Jim. Laff More is available as a FAST channel with distribution across multiple streaming services.

Scripps News

Scripps News is our national streaming news channel focused on bringing objective, fact-based reporting and analysis on world and national news, including politics, entertainment, science and technology. In November 2024, we stopped distribution of the channel on over-the-air television. Scripps News is available on multiple streaming and digital platforms as either an app or FAST channel. The network’s programming lineup includes The National Report, Morning Rush, Scripps News On The Scene, Happening Now In America, Today as it Happened and Scripps News Showcase.

Information concerning our Scripps Networks FCC licensed television stations and the markets in which they operate is as follows:

Station	Market	DTV Channel	FCC License Expires in	Market Rank(1)

WPXN	New York, NY	34	2031	1
KILM	Los Angeles, CA	24	2030	2
KPXN	Los Angeles, CA	24	2030	2
WCPX	Chicago, IL	34	2029	3
WPPX	Philadelphia, PA	34	2031	4
KPXD	Dallas-Ft. Worth, TX	25	2030	5
WPXW	Washington, DC	35	2028	6
WWPX	Washington, DC	13	2028	6
WBPX	Boston, MA	22	2031	7
WDPX	Boston, MA	22	2031	7
WPXG	Boston, MA	23	2031	7
WPXA	Atlanta, GA	16	2029	8
KKPX	San Francisco-San Jose, CA	33	2030	9
KPXB	Houston, TX	32	2030	10
WXPX	Tampa-St. Petersburg, FL	29	2029	13
KPXM	Minneapolis-St. Paul, MN	16	2030	14
KWPX	Seattle, WA	33	2031	15
WPXM	Miami, FL	21	2029	18
WOPX	Orlando, FL	14	2029	19
KSPX	Sacramento, CA	21	2030	20
WINP	Pittsburgh, PA	16	2031	22
WRBU	St. Louis, MO	28	2029	23
WFPX	Raleigh-Durham, NC	32	2028	25
WRPX	Raleigh-Durham, NC	32	2028	25
KPXG	Portland, OR	22	2031	26
WNPX	Nashville, TN	32	2029	29
WPXE	Milwaukee, WI	30	2029	31
WSFJ	Columbus, OH	19	2029	32
KPXL	San Antonio, TX	26	2030	35
WPXC	Jacksonville, FL	24	2029	44
WPXQ	Providence, RI	17	2031	50
WPXL	New Orleans, LA	33	2029	52
WQPX	Wilkes Barre-Scranton, PA	33	2031	57
WPXK	Knoxville, TN	18	2029	59
WKOI	Dayton, OH	31	2029	61
KTPX	Tulsa, OK	28	2030	62
KFPX	Des Moines, IA	36	2030	71
WIPL	Portland, ME	24	2031	74
WPXR	Roanoke-Lynchburg, VA	27	2028	75
WLPX	Charleston-Huntington, WV	18	2028	78
WZRB	Columbia, SC	25	2028	79
WSPX	Syracuse, NY	36	2031	82
KPXR	Cedar Rapids, IA	22	2030	85
WEPX	Greenville-Jacksonville, NC	36	2028	99
WPXU	Greenville-Jacksonville, NC	16	2028	99
WTPX	Wausau-Stevens Point, WI	19	2029	132
(1) Market rank is based on the 2024 Comscore HH Universe estimates.

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

FCC regulations govern the ownership of television stations, and the agency is required by statute to review these rules every four years to determine if they continue to serve the public interest. In an Order released in December 2023, the FCC concluded the review that commenced in 2018, largely retaining the existing multiple ownership rules and adding a prohibition on television broadcasters using multicast channels or low power television stations to acquire two “top-four” affiliations in a single market. Existing combinations of two or more “top-four” affiliations are allowed to continue but cannot be sold together to a single buyer. The rule changes adopted in December 2023 went into effect in March 2024. Those changes have been challenged in Court, and those cases remain pending. The 2022 quadrennial review of the ownership rules also remains open.

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

We cannot predict the outcome of these open proceedings, including pending court reviews of the FCC's most recent changes to its television ownership rules, or the effect of further FCC rule revisions on our stations' operations or our business.

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

In 2022, Congress passed the Low Power Protection Act, which directed the FCC to adopt rules that will allow certain low-power television stations in smaller markets to apply for “Class A” regulatory status, which will provide those stations with increased protection from interference. FCC rules implementing the Low Power Protection Act went into effect May 31, 2024, and eligible stations have until May 30, 2025 to apply for “Class A” status. While certain low power television stations owned by the Company may be eligible to apply for this status, we cannot predict the outcome of any such applications or their possible impact on the Company.

Full-power broadcast television stations generally enjoy “must-carry” rights on any cable television system defined as “local” with respect to the station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. Similarly, satellite video providers are required to carry the signal of those television stations that request carriage and that are located in markets in which the satellite carrier chooses to retransmit at least one local station. Satellite video providers may not carry a broadcast station without its consent. For stations that do not elect mandatory carriage, FCC rules require parties to negotiate in “good faith” for retransmission consent agreements, and the FCC has imposed significant fines on parties who have been found to have violated these requirements. The Company has elected to negotiate retransmission consent agreements with cable operators and satellite video providers for the majority of both our network-affiliated stations and our independent stations. Prior to the Company’s 2021 acquisition of ION, only two Scripps stations had elected “must-carry” status, but almost all acquired ION stations rely on “must carry” to ensure carriage.

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

The FCC may impose substantial penalties for violations of its rules and policies. While uncertainty continues regarding the scope of the FCC's authority to regulate indecent programming, the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification (including specific rules related to foreign-sponsored programming), broadcasting improper emergency alerts and extending service to persons with disabilities. We cannot predict the effect of the FCC’s enforcement efforts on the Company.

Employees and Human Capital Resource Management

Scripps operates under the fundamental philosophy that people are our most valuable asset. Identifying quality talent is at the heart of everything we do, and our business success is dependent upon our ability to attract, develop and retain highly qualified employees. Our core values of courage, compassion, curiosity and community establish the foundation on which the culture is built and represent the key expectations we have of our employees. Our goal is to hire the best, to spark their passion for the job and then to nourish their career with tools that will help them learn and excel. We believe our culture and commitment to our employees help us attract and retain our qualified talent, while simultaneously providing significant value to Scripps and its shareholders. Our company has a long history of evolving to meet the changing needs of the media consumer.

Employees

As of December 31, 2024, we had approximately 5,000 employees, including full-time and part-time employees. Various labor unions represent approximately 360 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

Workplace

Scripps is committed to a workplace that reflects the communities where we live, work and play.

Our senior leadership team collaborates with business and human resources leaders to develop and implement objectives and initiatives that are focused on culture (educating, developing, and growing), people (attracting and retaining), and business (accessible/engaged leadership, accountability, and transparency). At its core, our work is about engaging every employee and helping them to participate at work in a way that is most fulfilling for them to experience a workplace culture where they experience the satisfaction of belonging and performing well.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our compensation philosophy is based on rewarding each employee’s individual contributions by using a combination of fixed and variable pay, including base salary, bonus, commissions and merit increases, which vary across the business and by role. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our merit-based culture, align our business leaders’ interests with those of our shareholders, and attract, retain and motivate our key leaders.

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

Professional Development and Training

At Scripps, we recognize that our employees are the foundation of our success. To support their growth and align with the evolving needs of our business, we have prioritized offering flexible, impactful learning and development opportunities. Our programs empower employees at all levels—whether they are new to their roles, aspiring leaders, or seasoned professionals—to develop the skills needed for both current and future success.

We are committed to fostering a culture of continuous learning. In 2024, employees completed training courses tailored to specific roles and skill sets. Our approach ensures that training adapts to the demands of the business, with a focus on building competencies critical to future success. Employees can also update their skills, interests and experiences in our career development platform, enabling us to align opportunities with their aspirations and encourage self-driven career exploration. Our leadership programs are designed to cultivate effective leaders at every level, from first-time managers to future executives.

These programs emphasize continuous learning through flexible formats, including self-paced modules, cohort-based learning and live workshops. Participants gain critical skills such as effective communication, team management, and strategic thinking, reinforced through experiential opportunities like coaching and mentorship. By investing in leadership development, we foster stronger team performance, increased employee engagement, and a robust pipeline of future leaders.

To keep pace with rapidly evolving technology, we provide targeted training for employees in key areas such as journalism and sales. These initiatives combine hands-on learning, mentorship, and on-demand resources to enhance job-specific skills. From storytelling and investigative journalism to strategic marketing and client engagement, our training programs are tailored to meet various learning preferences, ensuring employees can grow at their own pace while staying aligned with industry advancements.

By investing in our people, we equip them to thrive in a dynamic environment while driving the innovation and excellence that define Scripps.

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To that end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; daily company intranet and social media postings; and regular town hall meetings with the CEO and other executives. We also welcome communication from our employees through focus groups and town hall meeting surveys. In addition, Scripps employees across the country are giving back in their local communities through reporting on critical issues, entertaining audiences with quality content, fundraising to help those in need and volunteering for important causes.

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

•The TV industry is on the verge of adopting new measurement currencies, and measurement providers are also making methodological changes to the way they measure viewing by incorporating set top box and smart TV data. The emerging currencies generally undercount over-the-air ("OTA") viewing, and measurement providers have not prioritized OTA enhancements. If measurement evolves in a direction that does not appropriately capture OTA viewership trends it could reduce the attractiveness of our audiences to advertisers.

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
ION's broadcast stations are primarily carried by cable and satellite operators in their local television markets pursuant to the FCC’s “must carry” rules. Additionally, in certain of our markets, our national networks are carried by local television broadcasters and cable and satellite operators pursuant to negotiated carriage agreements. These contracts typically require us to make fixed fee payments and generally have three to five-year terms.

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
Acquisitions of television stations are subject to the approval of the FCC and the Antitrust Division of the Department of Justice. Current or future policies of these regulatory authorities could impact our ability to pursue or consummate future transactions and could require us to divest certain television stations if an acquisition under contract would result in excessive concentration in a market or fail to comply with FCC ownership limitations. There can be no assurance that an acquisition will be approved by these regulatory authorities, or that a requirement to divest existing stations will not have an adverse effect on the transaction or our business.
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

Berkshire Hathaway Inc. (“Berkshire Hathaway”) provided $600 million of financing for the ION acquisition in exchange for Series A Preferred Shares of the Company. The preferred shares are redeemable at the option of Scripps beginning on January 7, 2026, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Following Scripps' election to defer the first quarter 2024 dividend payment, the dividend rate on the preferred shares increased from 8% per annum to 9% per annum and will continue at that rate for the remaining periods that the preferred shares are outstanding. Under the terms of the preferred shares, Scripps is subject to certain restrictions, including being prohibited from paying dividends on and purchasing its common shares until all preferred shares are redeemed. While the preferred shares are outstanding, we may also not issue any additional preferred shares or any shares of any other series of preferred without the consent of Berkshire Hathaway. These restrictions may limit our flexibility to pursue other strategic opportunities.

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

As of December 31, 2024, we had approximately $2.6 billion in aggregate principal amount of outstanding indebtedness, approximately $818 million of which constituted senior unsecured debt, $523 million of which constituted senior secured debt and $1.3 billion of which constituted the aggregate principal amount of term loans under our Credit Agreement. Our term loan that has an outstanding balance of $721 million and matures in May 2026 is our earliest maturing outstanding debt. We have the ability to incur up to $585 million of indebtedness under our Credit Agreement that currently matures on January 7, 2026, all of which is secured indebtedness, effectively ranking senior to unsecured indebtedness to the extent of the value of the assets securing such indebtedness.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our Credit Agreement or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. We do not currently have the necessary cash on hand or projected future cash flows to fund the May 2026 debt maturity. To address our capital needs, we are in active discussions with funding sources to refinance portions of our outstanding debt. If we are not able to successfully refinance or restructure our debt, we may need to sell assets, reduce or delay capital investments, or seek to raise alternative capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations under the respective agreements, which would likely have a material adverse effect on us.

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

Protecting our systems and data from cyber threats is important for ensuring the continuity of operations and maintaining the trust of our customers and stakeholders. Scripps is committed to the transparent and ethical use of the personal data in its care and complying with applicable privacy-related regulations.

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

Cybersecurity Program

Scripps is committed to having a strong cybersecurity program and employs a chief information security officer ("CISO") to oversee the cybersecurity leadership team. The team manages governance, risk and compliance, security operations, and identity and access management. Scripps routinely identifies and considers potential improvements to its cybersecurity program based on the threat landscape. Improvements may include adjustments to staffing, processes or the acquisition of new technology. When such potential improvements are identified, the Company weighs the costs and benefits of such improvements (including against other potential improvements) and, if selected, the improvements are added to a roadmap for possible implementation.

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

•Align the cybersecurity program with the National Institute of Standards and Technology cybersecurity framework.

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

Incident Response Plan

The Integrated Incident Response Program is reviewed at least annually to ensure alignment with any changes in notification laws, company structure and operations, service providers and the risk landscape. The Cyber Incident Response Plan includes materiality assessments in accordance with the new U.S. Securities and Exchange Commission ("SEC") cybersecurity rules. This same process is also used to address materiality as it relates to non-cyber events, should they occur. Tabletop exercises are conducted periodically to assess readiness for plan execution.

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

Privacy

Scripps is committed to data governance and protection. We recognize the importance of safeguarding personal information in today's digital landscape. Our comprehensive Privacy Policy provides a clear definition of "personal data" and outlines where and how the policy applies. The policy details our methods for collecting and storing personal data, explains users' rights and addresses additional privacy-related matters. We maintain transparency by keeping our Privacy Policy updated and making it available across all relevant digital platforms.

Employee Training Programs

We launch separate, annual web-based learning modules on cybersecurity, privacy and various security topics such as phishing, password hygiene and data governance to all employees. The annual security awareness training is reinforced through regular phishing simulations across the enterprise to provide employees with practical exposure to phishing campaigns. Employees who fail phishing simulations must complete additional training.

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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	50	President and Chief Executive Officer (since August 2017)
Jason Combs	48	Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
David M. Giles	64	Chief Legal Officer (since August 2024); Senior Vice President, Deputy General Counsel and Chief Ethics Officer (August 2017 to August 2024)
Lisa A. Knutson	59	Chief Operating Officer (January 2023 to December 2024); President, Scripps Networks (January 2021 to January 2023); Executive Vice President, Chief Financial Officer (October 2017 to January 2021)
Laura M. Tomlin	49	Chief Transformation Officer (since August 2024); Chief Administrative Officer (January 2021 to August 2024); Executive Vice President, National Media (November 2019 to January 2021), Senior Vice President, National Media (2017 to 2019)
Brian G. Lawlor	58	President, Scripps Sports (since December 2022); President, Local Media (August 2017- January 2023)
Daniel W. Perschke	45	Senior Vice President, Controller (Principal Accounting Officer) (since November 2020); Vice President, Assistant Controller (January 2018 to November 2020)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2024, there were approximately 13,300 owners of our Class A Common shares, based on security position listings, and approximately 70 owners of our Common Voting shares (which do not have a public market).
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

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2019, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative total return of the S&P 500 Index and the cumulative total return of the NASDAQ US Benchmark Media TR Index.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024

The E.W. Scripps Company	$100.00	$99.17	$125.50	$85.54	$51.81	$14.33
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ US Benchmark Media TR Index	100.00	124.67	125.83	72.99	91.46	133.73

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Delinquent Section
16(a) Reports” in the Proxy Statement.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Compensation Discussion and Analysis” in the Proxy Statement.

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
The information required by Item 13 of Form 10-K is incorporated by reference to the materials captioned “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 12, 2025, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	10-Q	001-10701	3.05	3/31/2023
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
4.02	First Amendment to Warrant Agreement dated as of May 14, 2021	8-K	001-10701	4.2	5/14/2021
4.03	Description of Capital Stock of Scripps	10-Q	001-10701	4.03	3/31/2023
10.01	The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/17/2023
10.02	Amendment No. 1 to The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/22/2024
10.03	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.04	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.05	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	10-K	001-10701	10.05	12/31/2022
10.06	Second Amended and Restated Scripps Family Agreement	SC 13D/A	005-43473	99.1	4/5/2021
10.07	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.08	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.09	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	8/2/2022
10.10	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.11	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-K	001-10701	10.10	12/31/2023
10.12	Employee Restricted Share Unit Agreement	10-K	001-10701	10.11	12/31/2023
10.13	The E.W. Scripps Company Restricted Share Unit Agreement (Executive Officers)	10-K	001-10701	10.12	12/31/2023
10.14	CEO Performance-Based Restricted Share Unit Agreement	8-K	001-10701	10.2	8/2/2022
10.15	CEO Time-Based Restricted Share Unit Agreement	8-K	001-10701	10.3	8/2/2022
10.16	Third Amended and Restated Credit Agreement dated as of April 28, 2017 (as amended by the First Amendment, dated as of October 2, 2017, the Second Amendment, dated as of April 3, 2018, the Third Amendment, dated as of November 20, 2018 and the Fourth Amendment, dated as of May 1, 2019, the Fifth Amendment, dated as of December 18, 2019, the Sixth Amendment, dated as of January 7, 2021, the Seventh Amendment, dated as of March 7, 2023 and the Eighth Amendment, dated as of July 31, 2023)	10-Q	001-10701	10.1	6/30/2023
10.17	Indenture dated as of July 26, 2019	8-K	001-10701	10.1	7/26/2019
10.18	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
10.19	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
10.20	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.1	9/23/2020
10.21	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
14	The E.W. Scripps Company Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers	10-K	001-10701	14	12/31/2022
19	The E.W. Scripps Insider Trading Policy	10-K	001-10701	19	12/31/2023
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
97	The E.W. Scripps Company Compensation Recovery Policy	10-K	001-10701	97	12/31/2023
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Item 16.	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: March 12, 2025	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 12, 2025.

Signature	Title

/s/ Adam P. Symson	President and Chief Executive Officer
Adam P. Symson	(Principal Executive Officer)

/s/ Jason Combs	Chief Financial Officer
Jason Combs	(Principal Financial Officer)

/s/ Daniel W. Perschke	Senior Vice President, Controller
Daniel W. Perschke	(Principal Accounting Officer)

/s/ Marcellus W. Alexander, Jr.	Director
Marcellus W. Alexander, Jr.

/s/ Charles L. Barmonde	Director
Charles L. Barmonde

/s/ Kelly P. Conlin	Director
Kelly P. Conlin

/s/ Nishat Mehta	Director
Nishat Mehta

/s/ John W. Hayden	Director
John W. Hayden

/s/ Burton Jablin	Director
Burton Jablin

/s/ Raymundo H. Granado	Director
Raymundo H. Granado

/s/ Leigh Radford	Director
Leigh Radford

/s/ Monica O. Holcomb	Director
Monica O. Holcomb

/s/ Kim Williams	Chair of the Board of Directors
Kim Williams

The E.W. Scripps Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are the basis for our discussion and analysis of financial condition and results of operations. You should read this discussion in conjunction with those financial statements.
This section of the Form 10-K omits discussion of year-to-year comparisons between 2023 and 2022, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2023 Form 10-K.

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

Scripps is a leader in free, ad-supported television. All of our local stations and national entertainment networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in three non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use.

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The strategic restructuring and reorganization created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. This initial reorganization of the operating structure was substantially completed by the end of the 2024 second quarter and resulted in more than $40 million in annual savings, of which $20 million of the annualized savings was achieved by the end of 2023. We also have continued to identify efficiency opportunities within the functional departments of our organization, which resulted in additional restructuring charges over the last two quarters of 2024.

In April 2024, we began a public process to explore the sale of our Bounce multi-cast television network. Bounce, which is available in approximately 95% of U.S. television broadcast homes, broadcasts a combination of syndicated shows, movies and original content that is created for Black audiences.

On July 2, 2024, we announced a multi-year agreement with the National Hockey League's Florida Panthers ("Panthers"), which began with the 2024-2025 season. Under the new agreement, we have the ability to televise all locally produced Panthers preseason, regular-season and round one games of the postseason with distribution on cable, satellite and over-the-air television.

On September 27, 2024, we announced plans to significantly reduce Scripps News' national network programming beginning in the fourth quarter of 2024. As of November 15, 2024, Scripps News was no longer broadcast over the air, although it remained on streaming and digital platforms with weekday live coverage from the field. Beginning at the start of 2025, the scaled back Scripps News operation is expected to generate annualized net savings of $35 million.

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters’ uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. We contributed cash consideration of $6.4 million for our 25% ownership interest in the joint venture.

On March 10, 2025, we entered into a Transaction Support Agreement (“TSA”) that was reached with certain of the Company’s lenders. Concurrently, we entered into commitment letters to provide for a new accounts receivable securitization facility and a new revolving credit facility. Transactions contemplated by the TSA and commitment letters, which still need to be consummated, include, among others, entering into new revolving credit and asset securitization facilities and the exchange or repayment of certain of our existing term loans.

Preferred stock dividends declared and paid in 2023 totaled $48.0 million. We did not declare or provide payment for any of the 2024 quarterly dividends. Following deferral of the first quarter 2024 dividend, the dividend rate on the preferred shares increased from 8% per annum to 9% per annum and will continue at that rate for the remaining periods that the preferred shares are outstanding. Deferral of preferred stock dividend payments provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. Under the terms of Berkshire Hathaway's preferred equity investment in Scripps, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2024	Change	2023	Change	2022

Operating revenues	$2,509,772	9.5%	$2,292,912	(6.5)%	$2,453,215
Cost of revenues, excluding depreciation and amortization	(1,320,774)	2.9%	(1,283,324)	4.0%	(1,233,769)
Selling, general and administrative expenses, excluding depreciation and amortization	(606,178)	(1.4)%	(614,769)	(1.3)%	(623,161)
Acquisition and related integration costs	—		—		(1,642)
Restructuring costs	(33,525)		(38,612)		—
Depreciation and amortization of intangible assets	(155,228)		(155,105)		(160,433)
Impairment of goodwill	—		(952,000)		—
Gains (losses), net on disposal of property and equipment	18,424		(2,344)		(5,866)
Operating income (loss)	412,491		(753,242)		428,344
Interest expense	(210,344)		(213,512)		(161,130)
Gain on extinguishment of debt	—		—		8,589
Defined benefit pension plan income	674		650		2,613
Miscellaneous, net	7,160		(1,407)		(1,953)
Income (loss) from operations before income taxes	209,981		(967,511)		276,463
Benefit (provision) for income taxes	(63,763)		19,727		(80,561)
Net income (loss)	$146,218		$(947,784)		$195,902
2024 compared with 2023

Operating revenues increased $217 million or 9.5% in 2024 compared to 2023, driven primarily by an increase in political revenue of $329 million that was partially offset by a $114 million decrease in core advertising revenue.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, increased $37.5 million or 2.9% in 2024 compared to 2023. Programming expense increased $20.2 million or 2.4% in 2024 compared to 2023. During 2023, we entered into sports rights contracts for the airing of games for the National Women's Soccer League ("NWSL") as well as the Vegas Golden Knights and the Utah Hockey Club (formerly the Arizona Coyotes) in the National Hockey League ("NHL"). The 2023 NHL contracts began with the start of the 2023-2024 season in October 2023 and ran through April 2024 and the NWSL contract began with the start of the 2024 season in March 2024. During 2024, we entered into a sports rights contract for the airing of games for the NHL's Florida Panthers ("Panthers"), which began with the 2024-2025 season in October 2024. The sports rights fees for these contracts increased programming expense by $33.5 million when compared to the prior year. Additionally, network affiliation fees for our broadcast television stations increased $5.0 million. These increases in programming expense were partially offset by a decrease of $13.8 million in carriage affiliation fees and a decrease of $4.6 million in syndicated programming costs. The year-over-year increase in cost of revenues was also due to a $7.2 million increase in production costs, driven by the television production costs associated with the airing of games under our sports agreements.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $8.6 million or 1.4% in 2024 compared to 2023, primarily driven by lower marketing and promotion costs.

Restructuring costs totaled $33.5 million and $38.6 million in 2024 and 2023, respectively. Restructuring costs in 2024 attributed to the reduction of Scripps News' national news programming included $11.0 million in severance charges and $3.2 million of programming losses. Restructuring costs incurred in 2024 also included $4.7 million of severance charges for certain executives that accepted voluntary retirement offers in the fourth quarter and $9.7 million in other severance charges associated with the strategic reorganization efforts. The 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Additionally, 2023 restructuring costs included employee severance related charges of $17.1 million, operating lease impairment charges of $1.3 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

Depreciation and amortization of intangible assets remained relatively flat in 2024 compared to 2023.

During 2023, we recorded $952 million of non-cash charges to reduce the carrying value of goodwill associated with our Scripps Networks reporting unit.

On December 30, 2024, we completed the sale of our San Diego tower sites for cash consideration of $20.0 million and recognized a pre-tax gain from disposition of $19.2 million.

Interest expense decreased $3.2 million or 1.5% in 2024 compared to 2023 primarily attributed to financing costs incurred during the third quarter of 2023 related to the amendment of our credit facility.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. In the fourth quarter of 2024, we recorded a $15.0 million non-cash impairment loss for the write-off of our Misfits gaming investment balance. The gain and loss from these transactions are included in Miscellaneous, net for 2024.

The effective income tax rate was 30% and 2.0% for 2024 and 2023, respectively. The comparability of our year-over-year effective tax rate was affected by an $855 million non-deductible expense related to the write-down of Scripps Networks goodwill in 2023. Differences between our effective income tax rate and the U.S. federal statutory rate are due to the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($3.2 million expense in 2024 and $1.5 million expense in 2023), state deferred rate changes ($2.6 million benefit in 2024 and $2.5 million benefit in 2023) and state NOL valuation allowance changes.

Operating Performance — As discussed in the Notes to Consolidated Financial Statements, our chief operating decision maker evaluates operating performance using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan amounts, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
For our operating segments, items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Generally, our corporate executives make financing, tax structure and divestiture decisions. Excluding these items from measurement of segment performance enables us to evaluate operating performance based upon current economic conditions and decisions made by the managers of those segments in the current period.

Our segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. The intercompany carriage fee revenue earned by our local broadcast television stations is equal to the carriage fee expense incurred by our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, human resources, employee benefit and information technology to our segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, property and equipment primarily used for corporate purposes and deferred income taxes.

Information regarding our operating performance and a reconciliation of such information to the Consolidated Financial Statements is as follows:

	For the years ended December 31,
(in thousands)	2024	Change	2023	Change	2022

Segment operating revenues:
Local Media	$1,674,318	19.7%	$1,398,230	(6.4)%	$1,494,357
Scripps Networks	835,809	(6.4)%	893,234	(7.1)%	961,242
Other	18,706	(3.6)%	19,397	32.6%	14,628
Intersegment eliminations	(19,061)	6.2%	(17,949)	5.5%	(17,012)
Total operating revenues	$2,509,772	9.5%	$2,292,912	(6.5)%	$2,453,215
Segment profit (loss):
Local Media	$513,218	78.5%	$287,439	(25.6)%	$386,369
Scripps Networks	190,175	(15.8)%	225,785	(27.2)%	310,336
Other	(31,632)	19.6%	(26,451)	45.8%	(18,140)
Shared services and corporate	(88,941)	(3.3)%	(91,954)	11.8%	(82,280)
Acquisition and related integration costs	—		—		(1,642)
Restructuring costs	(33,525)		(38,612)		—
Depreciation and amortization of intangible assets	(155,228)		(155,105)		(160,433)
Impairment of goodwill	—		(952,000)		—
Gains (losses), net on disposal of property and equipment	18,424		(2,344)		(5,866)
Interest expense	(210,344)		(213,512)		(161,130)
Gain on extinguishment of debt	—		—		8,589
Defined benefit pension plan income	674		650		2,613
Miscellaneous, net	7,160		(1,407)		(1,953)
Income (loss) from operations before income taxes	$209,981		$(967,511)		$276,463

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
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2024	Change	2023	Change	2022

Segment operating revenues:
Core advertising	$552,253	(7.8)%	$598,824	(4.4)%	$626,095
Political	342,889		32,913	(83.4)%	198,519
Distribution	764,083	1.6%	752,329	14.8%	655,499
Other	15,093	6.6%	14,164	(0.6)%	14,244
Total operating revenues	1,674,318	19.7%	1,398,230	(6.4)%	1,494,357
Segment costs and expenses:
Employee compensation and benefits	437,345	0.3%	435,916	2.4%	425,840
Programming	521,615	5.7%	493,578	2.5%	481,712
Other expenses	202,140	11.5%	181,297	(9.5)%	200,436
Total costs and expenses	1,161,100	4.5%	1,110,791	0.3%	1,107,988
Segment profit	$513,218	78.5%	$287,439	(25.6)%	$386,369

2024 compared with 2023

Revenues

Total Local Media revenues increased $276 million or 20% in 2024 compared to 2023. During this election year, political revenues increased $310 million in 2024 compared to 2023. Distribution revenues increased $11.8 million or 1.6% in 2024 compared to 2023. During 2023, we completed renewal negotiations on distribution agreements covering about 75% of our subscriber households. Distribution revenues were favorably impacted by rate increases of 8.0% in 2024 compared to 2023, which were partially offset by mid-single-digit subscriber declines. Local Media revenues were also impacted by a decrease in core advertising revenues of $46.6 million or 7.8% in 2024 compared to 2023, due in part to displacement from political advertising.

Costs and expenses

Employee compensation and benefits increased $1.4 million or 0.3% in 2024 compared to 2023.

Programming expense increased $28.0 million or 5.7% in 2024 compared to 2023. Costs attributed to the Vegas Golden Knights, Utah Hockey Club (formerly the Arizona Coyotes) and Florida Panthers sports rights agreements increased programming expense by $25.2 million in 2024 compared to 2023.

Other expenses increased $20.8 million or 11% in 2024 compared to 2023. Production costs from live television programming increased $7.8 million in 2024 compared to 2023, primarily driven by the costs associated with airing of games under our sports agreements. Professional services costs, primarily attributed to political sales activities, increased $5.7 million in 2024 compared to 2023. The 2024 year-over-year increase was also due to higher news services expense of $3.5 million, higher rating services cost of $2.5 million and higher advertising and promotion costs of $2.3 million.

Scripps Networks — Our Scripps Networks segment includes national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and/or digital distribution. Our Scripps Networks segment earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.

Operating results for our Scripps Networks segment were as follows:

	For the years ended December 31,
(in thousands)	2024	Change	2023	Change	2022

Total operating revenues	$835,809	(6.4)%	$893,234	(7.1)%	$961,242
Segment costs and expenses:
Employee compensation and benefits	120,862	(3.1)%	124,669	3.7%	120,202
Programming	354,281	(1.8)%	360,684	5.2%	342,835
Other expenses	170,491	(6.4)%	182,096	(3.1)%	187,869
Total costs and expenses	645,634	(3.3)%	667,449	2.5%	650,906
Segment profit	$190,175	(15.8)%	$225,785	(27.2)%	$310,336

2024 compared with 2023

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $57.4 million or 6.4% in 2024 compared to 2023. Beginning in the second quarter of 2023, we started to sunset a low-margin programmatic product that decreased revenues 1.9% year-over-year. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 8.8% year-over-year. Lower ratings were partially offset by an increase in advertising spots sold which increased revenues 2.0% year-over-year. Additionally, during this election year, political advertising increased revenues by 2.2%.

Cost and Expenses

Employee compensation and benefits decreased $3.8 million or 3.1% in 2024 compared to 2023 driven by the savings achieved through our restructuring efforts.

Programming expense decreased $6.4 million or 1.8% in 2024 compared to 2023. Costs attributed to sports rights agreements with the Women's National Basketball Association and the National Women's Soccer League increased programming expense by $11.8 million in 2024 compared to 2023. Carriage affiliation fees decreased $13.8 million and syndicated programming decreased $2.3 million in 2024 compared to 2023.

Other expenses decreased $11.6 million or 6.4% in 2024 compared to 2023. The programmatic product we started sunsetting in the second quarter of 2023 decreased other expenses 7.8% year-over-year.

Shared services and corporate

We centrally provide certain services to our operating segments. Such services include accounting, tax, cash management, procurement, human resources, employee benefits and information technology. The segments are allocated costs for such services at amounts agreed upon by management. Such allocated costs may differ from amounts that might be negotiated at arms-length. Costs for such services that are not allocated to the segments are included in shared services and corporate costs. Shared services and corporate also includes unallocated corporate costs, such as costs associated with being a public company.

Shared services and corporate expenses were $88.9 million in 2024 and $92.0 million in 2023.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risks and uncertainties. At the end of December 2024, we had $23.9 million of cash on hand and $578 million of additional borrowing capacity under our revolving credit facility that currently expires on January 7, 2026. As of December 31, 2024, we did not have a balance drawn on our credit facility. While we expect to make borrowings and repayments on the facility during the first half of 2025, we do not anticipate having a balance drawn at the end of the third or fourth quarters of 2025. Any balance drawn at a quarterly reporting period would be reflected as current debt in our Consolidated Balance Sheet. Our term loan, that has an outstanding balance of $721 million and matures in May 2026, is our earliest maturing outstanding debt. We do not currently have the necessary cash on hand or projected future cash flows to fund that debt maturity and are in active discussions with funding sources to refinance portions of our outstanding debt. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	For the years ended December 31,
(in thousands)	2024	2023

Net cash provided by operating activities	$365,680	$111,604
Net cash used in investing activities	(26,536)	(60,606)
Net cash used in financing activities	(350,611)	(33,706)
Increase (decrease) in cash and cash equivalents	$(11,467)	$17,292

Cash flows from operating activities

Cash provided by operating activities increased $254 million in 2024 compared to 2023 driven by an $188 million year-over-year increase in segment profit, a $75.2 million increase in cash provided by changes in certain working capital accounts and a cash outlay decrease of $17.3 million for programming investments in excess of programming amortization. The increase in cash provided by changes in working capital accounts was primarily driven by advertising for political campaigns, which are generally paid in advance. These year-over-year increases to cash provided by operating activities were partially offset by an increase of $40.7 million in income taxes paid.

Cash flows from investing activities

Cash used in investing activities was $26.5 million in 2024 compared to $60.6 million in 2023. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. On December 30, 2024, we completed the sale of our San Diego tower sites for cash consideration of $20.0 million. Capital expenditures totaled $65.3 million in 2024 compared to $59.6 million in 2023.

Cash flows from financing activities

Cash used in financing activities was $351 million in 2024 compared to $33.7 million in 2023. During 2024, we paid down the $330 million Revolving Credit Facility balance. There were no borrowings under the Revolving Credit Facility at December 31, 2024. Mandatory principal payments on our term loans totaled $15.6 million in 2024 and 2023. Preferred stock dividends declared and paid were $48.0 million in 2023.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of December 31, 2024. The annual required principal payments on these term loans total $15.6 million and the earliest maturity date for any of the loans is May of 2026.

As of December 31, 2024, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

On March 10, 2025, we entered into a Transaction Support Agreement (“TSA”) that was reached with certain of the Company’s lenders. Concurrently, we entered into commitment letters to provide for a new accounts receivable securitization facility and a new revolving credit facility. Transactions contemplated by the TSA and commitment letters, which still need to be consummated, include, among others, entering into new revolving credit and asset securitization facilities and the exchange or repayment of certain of our existing term loans.

The proposed terms for the new revolving credit facility would provide a $208 million capacity expiring in July 2027 which will extend and substantially replace a portion of our current $585 million revolving credit facility that matures on January 7, 2026, with the remaining committed amount of the existing revolver still available for draw. The proposed accounts receivable securitization facilities would provide for draws up to a total of $450 million. Portions of the proceeds from the new accounts receivable securitization facility are expected, together with cash on hand, to be used to partially repay the principal balance of our $721 million term loan maturing in May 2026 that is not otherwise exchanged for new term loans.

In connection with the contemplated transactions, consenting lenders holding our term loan due in May 2026 will exchange such holdings for new term loans due June 2028, with any amounts not exchanged, repaid in full. Additionally, consenting lenders holding our term loan due in June 2028 will exchange such holdings for new term loans. We currently anticipate completion of the transactions, as constructed, in April of 2025. Following completion of these transactions, our earliest maturing outstanding debt will be the $426 million senior notes that are currently due July 15, 2027, subject to springing maturities in certain of our other debt.

The TSA contains certain customary representations, warranties and other agreements by the parties thereto. The closing of the term loan refinancings pursuant to the TSA is subject to, and conditioned upon, the satisfaction or waiver of certain conditions set forth therein, including finalizing the definitive documentation.

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

Equity

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). Preferred stock dividends declared and paid in 2023 totaled $48.0 million. We did not declare or provide payment for any of the 2024 quarterly dividends. Deferral of preferred stock dividend payments provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. At December 31, 2024, aggregated undeclared and unpaid cumulative dividends totaled $55.8 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Contractual Obligations
The following table summarizes contractual cash obligations as of December 31, 2024:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt: (a)
Principal amounts	$15,612	$1,155,268	$1,042,356	$392,071	$2,605,307
Interest on debt	157,059	216,695	64,005	21,940	459,699
Undeclared and unpaid preferred stock dividends (b)	—	—	—	55,850	55,850
Programming: (c)
Program licenses, network affiliations and other programming commitments	837,315	735,916	162,638	17,361	1,753,230
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	4,721	5,049	5,004	18,421	33,195
Employment and talent contracts (d)	74,237	62,441	1,293	—	137,971
Pension obligations (e)	1,468	20,969	29,201	4,953	56,591
Leases (f)	24,450	42,878	30,922	116,843	215,093
Other purchase and service commitments (g)	98,719	62,117	100	—	160,936
Total contractual cash obligations	$1,213,581	$2,301,333	$1,335,519	$627,439	$5,477,872

(a) — Refer to Note 10. Long-Term Debt of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Interest amounts included in the table may differ from amounts actually paid due to changes in SOFR. If there is a balance outstanding under our Revolving Credit Facility, repayment of those outstanding borrowings are assumed to occur on the January 2026 expiration of our credit agreement and interest payments would assume the outstanding balance and related interest rates remain unchanged until the expiration date of our credit agreement. As of December 31, 2024, there were no borrowings under the Revolving Credit Facility.

(b) — Refer to Note 17. Capital Stock and Share-Based Compensation Plans of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Reflects aggregated undeclared and unpaid cumulative dividends related to our Series A preferred stock.

(c) — Program licenses and sports programming rights fees generally require payments over the terms of the agreements. Sports programming commitments totaled $217 million in aggregate as of December 31, 2024. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our broadcast television station network affiliation agreements and Scripps Networks carriage agreements with local television broadcasters. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation and carriage agreements are also included. Variable amounts, including certain sports programming rights payments that are variable based primarily on revenues, in excess of the contractual amounts payable to the networks and broadcasters are not included in the amounts above.

(d) — We secure on-air talent for our television stations through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual obligations table.

(e) — Contractual commitments summarized include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2024, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time. Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the "over 5 years" column include estimated payments for the periods of 2030-2034. While benefit payments under these plans are expected to continue beyond 2034, we do not believe it is practicable to estimate payments beyond this period.

(f) — Refer to Note 8. Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(g) — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table are purchase orders placed as of December 31, 2024. The table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2024, our reserves for income taxes totaled $32.5 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
The following is goodwill by reportable segment as of December 31, 2024:

(in thousands)

Local Media	$905,494
Scripps Networks	1,055,890
Other	7,190
Total goodwill	$1,968,574

For our annual impairment testing, we utilized the quantitative approach for performing our test. Under that approach, we determine the fair value of each reporting unit with consideration to the discounted cash flow method of the income approach, the general public company (“GPC”) method of the market approach and the guideline transactions method of the market approach. The weighting or prevalence of these methods in each annual impairment test can be impacted by current market conditions or the relevance of current data. Particularly for the discounted cash flow analysis, significant judgment is required to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. These reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). While we believe the estimates and judgments used in determining the fair values were appropriate, different assumptions with respect to future cash flows, long-term growth rates and discount rates, could produce a different estimate of fair value. The estimate of fair value assumes certain growth of our businesses, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill.

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

Upon completing our annual test in the fourth quarter of 2024, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by 1.3%.

Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately $110 million.

We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2024, the carrying value of our television FCC licenses was $779 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach.” This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $140 million and any resulting impairment charge would be less than $1.0 million.
Pension Plans — We sponsor a noncontributory defined benefit pension plan as well as non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plan and the SERPs have frozen the accrual of future benefits.
The measurement of our pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; and mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles, we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.
The assumptions used in accounting for our defined benefit pension plan for 2024 and 2023 are as follows:

	2024	2023

Discount rate for expense	5.18%	5.47%
Discount rate for obligation	5.67%	5.18%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligation is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligation as of December 31, 2024 by approximately $19.2 million and decrease or increase 2025 pension expense by approximately $0.8 million.

Under our asset allocation strategy, approximately 55% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 45% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2025 expected long-term rate of return on plan assets would increase or decrease our 2025 pension expense by approximately $2.0 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plan and SERPs of $99.3 million at December 31, 2024. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2024, we had an actuarial gain of $0.2 million.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $12.6 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2024		As of December 31, 2023
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$—	$—	$330,000	$330,000
Senior secured notes, due in 2029	523,356	384,667	523,356	463,170
Senior unsecured notes, due in 2027	425,667	343,726	425,667	378,843
Senior unsecured notes, due in 2031	392,071	199,956	392,071	286,212
Term loan, due in 2026	721,213	701,380	728,825	727,914
Term loan, due in 2028	543,000	483,270	551,000	546,179
Long-term debt, including current portion	$2,605,307	$2,112,999	$2,950,919	$2,732,318

Financial instruments subject to market value risk:
Investments held at cost	$6,353	(a)	$21,169	(a)
(a)Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. Other than our equity interest in BMI, as of December 31, 2023, we estimate the fair values of our other investments to approximate their carrying values at December 31, 2024 and 2023.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2024. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2024. This report appears on page F-19.
Date: March 12, 2025
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Scripps Networks’ Goodwill — Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. The Company determines the fair value of each reporting unit using both income and market approaches. The income approach requires management to make significant estimates and assumptions including future cash flows derived from the business and the discount rate. The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could result in significantly different estimates of the fair values.

Management performed its annual impairment analysis during the fourth quarter of 2024. As a result of the analysis, management concluded that the fair value of the Scripps Networks reporting unit exceeded its carrying value by 1.3%. As of December 31, 2024, Scripps Networks’ goodwill balance was approximately $1 billion.

We identified the valuation of the Scripps Networks reporting unit as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value of this reporting unit. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of certain valuation assumptions such as the discount rate, long-term growth rate, and valuation multiples, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows as well as the selection of the discount rate, long-term growth rate, and valuation multiples used to estimate the fair value of Scripps Networks included the following, among others:

•We inquired of management to understand the process being used by the Company to estimate the fair value of Scripps Networks.

•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of Scripps Networks, including controls over forecasts of projected future cash flows as well as the selection of the discount rate, long-term growth rate, and valuation multiples.

•We evaluated the reasonableness of management’s future cash flow projections, specifically related to revenue and EBITDA assumptions, by comparing the forecasts to:

◦Historical cash flows.

◦Underlying analysis detailing business strategies and growth plans, including consideration of the current economic environment.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the discount rate, long-term growth rate and valuation multiples selected by:

◦Testing the underlying source information and the mathematical accuracy of the calculations.

◦Developing a range of independent estimates for the discount rate and comparing those to the rate selected by management.

◦Utilizing industry and market-specific growth trends to assess the reasonableness of the long-term growth rate selected by management.

◦Developing a range of independent estimates for the valuation multiples and comparing those to the multiples selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 12, 2025

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 12, 2025

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$23,852	$35,319
Accounts receivable (less allowances — $7,449 and $5,041)	568,193	610,541
Miscellaneous	37,970	30,233
Total current assets	630,015	676,093
Investments	8,884	23,265
Property and equipment	453,900	455,255
Operating lease right-of-use assets	90,136	99,194
Goodwill	1,968,574	1,968,574
Other intangible assets	1,635,488	1,727,178
Programming	402,459	449,943
Miscellaneous	9,119	10,618
Total Assets	$5,198,575	$5,410,120

Liabilities and Equity
Current liabilities:
Accounts payable	$100,669	$76,383
Unearned revenue	18,159	12,181
Current portion of long-term debt	15,612	15,612
Accrued liabilities:
Employee compensation and benefits	81,462	60,869
Accrued income taxes	33,179	35,856
Programming liability	140,502	171,860
Accrued interest	31,407	32,030
Miscellaneous	35,811	43,934
Other current liabilities	25,593	29,094
Total current liabilities	482,394	477,819
Long-term debt (less current portion)	2,560,560	2,896,824
Deferred income taxes	293,634	307,399
Operating lease liabilities	79,399	87,714
Other liabilities (less current portion)	464,574	484,181
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $688,309 at December 31, 2024)	416,854	414,549
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2024 - 74,694,541 shares; 2023 - 72,843,881 shares	747	729
Voting — authorized: 60,000,000 shares; issued and outstanding: 2024 - 11,932,722 shares; 2023- 11,932,722 shares	119	119
Total preferred and common stock	417,720	415,397
Additional paid-in capital	1,451,604	1,438,518
Accumulated deficit	(476,004)	(622,222)
Accumulated other comprehensive loss, net of income taxes	(75,306)	(75,510)
Total equity	1,318,014	1,156,183
Total Liabilities and Equity	$5,198,575	$5,410,120
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2024	2023	2022

Operating Revenues:
Advertising	$1,692,714	$1,477,999	$1,757,389
Distribution	784,573	779,217	660,317
Other	32,485	35,696	35,509
Total operating revenues	2,509,772	2,292,912	2,453,215
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	1,320,774	1,283,324	1,233,769
Selling, general and administrative expenses, excluding depreciation and amortization	606,178	614,769	623,161
Acquisition and related integration costs	—	—	1,642
Restructuring costs	33,525	38,612	—
Depreciation	61,992	60,725	61,943
Amortization of intangible assets	93,236	94,380	98,490
Impairment of goodwill	—	952,000	—
Losses (gains), net on disposal of property and equipment	(18,424)	2,344	5,866
Total operating expenses	2,097,281	3,046,154	2,024,871
Operating income (loss)	412,491	(753,242)	428,344
Interest expense	(210,344)	(213,512)	(161,130)
Gain on extinguishment of debt	—	—	8,589
Defined benefit pension plan income	674	650	2,613
Miscellaneous, net	7,160	(1,407)	(1,953)
Income (loss) from operations before income taxes	209,981	(967,511)	276,463
Provision (benefit) for income taxes	63,763	(19,727)	80,561
Net income (loss)	146,218	(947,784)	195,902
Preferred stock dividends	(58,615)	(50,305)	(50,305)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$87,603	$(998,089)	$145,597

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$1.01	$(11.84)	$1.71
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$1.01	$(11.84)	$1.62

Weighted average shares outstanding:
Basic	85,738	84,266	83,220
Diluted	86,067	84,266	87,346
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2024	2023	2022

Net income (loss)	$146,218	$(947,784)	$195,902
Changes in defined benefit pension plans, net of tax of $93, $658, and $(1,158)	290	2,080	(3,614)
Other, net of tax of $(28), $(38) and $17	(86)	(119)	52
Total comprehensive income (loss) attributable to preferred and common stockholders	$146,422	$(945,823)	$192,340
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2024	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$146,218	$(947,784)	$195,902
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	155,228	155,105	160,433
Impairment of goodwill	—	952,000	—
Losses (gains), net on disposal of property and equipment	(18,424)	2,344	5,866
Gain on extinguishment of debt	—	—	(8,589)
Programming assets and liabilities	(3,245)	(20,504)	(27,144)
Restructuring impairment charges	3,110	14,933	—
Losses (gains) on sale of investments	(19,895)	—	—
Impairment of investments	15,000	—	—
Deferred income taxes	(149)	(63,698)	12,915
Stock and deferred compensation plans	17,992	25,631	19,461
Pension contributions, net of income/expense	(2,052)	(2,107)	(29,196)
Other changes in certain working capital accounts, net	58,898	(16,275)	(35,800)
Miscellaneous, net	12,999	11,959	17,575
Net cash provided by operating activities	365,680	111,604	311,423
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	(13,797)
Additions to property and equipment	(65,256)	(59,627)	(45,792)
Purchase of investments	(1,729)	(1,000)	(7,373)
Proceeds from sale of investments	19,985	—	—
Proceeds from FCC repack	—	—	2,670
Proceeds from sale of property and equipment	20,464	21	373
Miscellaneous, net	—	—	(2,474)
Net cash used in investing activities	(26,536)	(60,606)	(66,393)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	(330,000)	330,000	—
Payments on long-term debt	(15,612)	(299,862)	(278,095)
Dividends paid on preferred stock	—	(48,000)	(48,000)
Tax payments related to shares withheld for vested stock and RSUs	(1,882)	(4,955)	(8,872)
Miscellaneous, net	(3,117)	(10,889)	7,484
Net cash used in financing activities	(350,611)	(33,706)	(327,483)
Increase (decrease) in cash, cash equivalents and restricted cash	(11,467)	17,292	(82,453)
Cash, cash equivalents and restricted cash:
Beginning of year	35,319	18,027	100,480
End of year	$23,852	$35,319	$18,027

Supplemental Cash Flow Disclosures
Interest paid	$195,856	$195,832	$150,796
Income taxes paid	$71,811	$31,121	$61,744
Non-cash investing and financing information
Accrued capital expenditures	$5,351	$5,130	$2,254
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2021	$409,939	$826	$1,428,460	$205,118	$(73,909)	$1,970,434
Comprehensive income (loss)	—	—	—	195,902	(3,562)	192,340
Preferred stock dividends: $8,000 per share, $2,305 of issuance costs accretion	2,305	—	—	(50,305)	—	(48,000)
Compensation plans: 1,003,328 net shares issued *	—	10	16,041	—	—	16,051
As of December 31, 2022	412,244	836	1,444,501	350,715	(77,471)	2,130,825
Comprehensive income (loss)	—	—	—	(947,784)	1,961	(945,823)
Preferred stock dividends: $8,000 per share, $2,305 of issuance costs accretion	2,305	—	(25,152)	(25,153)	—	(48,000)
Compensation plans: 1,194,546 net shares issued *	—	12	19,169	—	—	19,181
As of December 31, 2023	414,549	848	1,438,518	(622,222)	(75,510)	1,156,183
Comprehensive income (loss)	—	—	—	146,218	204	146,422
Preferred stock dividends: $2,305 of issuance costs accretion	2,305	—	(2,305)	—	—	—
Compensation plans: 1,850,660 net shares issued *	—	18	15,391	—	—	15,409
As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
* Net of tax payments related to shares withheld for vested stock and RSUs of $1,882 in 2024, $4,955 in 2023 and $8,872 in 2022.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses also have digital presences across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume content. Our media businesses are organized into the following reportable segments: Local Media, Scripps Networks and Other. Additional information for our segments is presented in the Notes to Consolidated Financial Statements.
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
We derive approximately 67% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2022	$4,256
Charged to costs and expenses	1,674
Amounts charged off, net	(967)
Balance as of December 31, 2022	4,963
Charged to costs and expenses	14,786
Amounts charged off, net	(14,708)
Balance as of December 31, 2023	5,041
Charged to costs and expenses	15,875
Amounts charged off, net	(13,467)
Balance as of December 31, 2024	$7,449

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $18.2 million at December 31, 2024 and substantially all is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $12.2 million at December 31, 2023. We recorded $7.6 million of revenue in 2024 that was included in unearned revenue at December 31, 2023.
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

Programming — Programming includes the cost of national television network programming, carriage agreements with local television broadcasters, programming produced by us or for us by independent production companies, rights acquired under multi-year sports programming agreements and programs licensed under agreements with independent producers.
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
For our program assets available for broadcast, estimated amortization for each of the next five years is $147.7 million in 2025, $112.6 million in 2026, $72.1 million in 2027, $33.6 million in 2028, $16.3 million in 2029 and $4.8 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. The unamortized balance of program assets are classified as non-current assets in our Consolidated Balance Sheets.
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
The total amount of consideration collected from the FCC was recorded as a deferred liability and is recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $37.7 million at December 31, 2024 and $41.9 million at December 31, 2023.
Leases — We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property and equipment and other long-term liabilities in our Consolidated Balance Sheets.

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
We review goodwill for impairment based upon our reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. Our reporting units are Local Media, Scripps Networks and Tablo.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.2 million at December 31, 2024 and $10.9 million at December 31, 2023. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
Earnings Per Share (“EPS”) — Unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as certain of our RSUs, are considered participating securities for purposes of calculating EPS. Under the two-class method, we allocate a portion of net income to these participating securities and therefore exclude that income from the calculation of EPS for common stock. We do not allocate losses to the participating securities.
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Numerator (for basic and diluted earnings per share)
Net income (loss)	$146,218	$(947,784)	$195,902
Less income allocated to RSUs	(709)	—	(3,662)
Less preferred stock dividends	(58,615)	(50,305)	(50,305)
Numerator for basic and diluted earnings per share	$86,894	$(998,089)	$141,935
Denominator
Basic weighted-average shares outstanding	85,738	84,266	83,220
Effect of dilutive securities	329	—	4,126
Diluted weighted-average shares outstanding	86,067	84,266	87,346
The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of December 31, 2024, potential dilutive securities representing 420,000 shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.
For the year ended December 31, 2023, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The December 31, 2023 diluted EPS calculation excluded the effect from 3.3 million outstanding RSUs that were anti-dilutive. For the years ended December 31, 2024 and December 31, 2022, there were 1.2 million and 0.1 million of outstanding RSUs that were anti-dilutive, respectively. The December 31, 2024 and 2023 basic and dilutive EPS calculations also excluded the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued new guidance on disaggregation of income statement expenses. The guidance requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil-and gas-producing activities or other types of depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The guidance does not change the expense captions an entity presents on the face of the income statement. The guidance also provides clarification regarding identifying relevant expense captions. Furthermore, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure on an annual, and, when applicable, interim basis. In addition, the guidance requires entities to disclose selling expenses on an annual and interim basis. The guidance does not define selling expenses, rather, entities will make their own determination of the composition of selling expenses and disclose the definition on an annual basis. The guidance is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our Notes to Consolidated Financial Statements.

In December 2023, the FASB issued new guidance that modifies the rules on income tax disclosures. The guidance requires entities to disclose: (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for our annual periods beginning in 2025, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.

Recently Adopted Accounting Standards

In November 2023, the FASB issued new guidance which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this guidance starting with our annual period beginning in fiscal year 2024 and will adopt for interim periods beginning in the first quarter of 2025. The guidance is applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods are based on the significant segment expense categories identified and disclosed in the period of adoption. Refer to Note 15. Segment Information for the enhanced disclosures.

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

On September 27, 2024, we announced plans to significantly reduce Scripps News' national network programming beginning in the fourth quarter of 2024. As of November 15, 2024, Scripps News was no longer broadcast over the air, although it remained on streaming and digital platforms with weekday live coverage from the field. These restructuring activities resulted in the elimination of more than 200 jobs during 2024.

Restructuring costs totaled $33.5 million and $38.6 million in 2024 and 2023, respectively. Restructuring costs in 2024 attributed to the reduction of Scripps News' national news programming included $11.0 million in severance charges and $3.2 million of programming losses. Restructuring costs incurred in 2024 also included $4.7 million of severance charges for certain executives that accepted voluntary retirement offers in the fourth quarter and $9.7 million in other severance charges associated with the strategic reorganization efforts. The 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Restructuring costs in 2023 also included employee severance related charges of $17.1 million, operating lease impairment charges of $1.3 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

(in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2022	$—	$—	$—
Net accruals	17,066	21,546	38,612
Payments	(9,192)	(5,183)	(14,375)
Non-cash (a)	(1,139)	(14,933)	(16,072)
Liability as of December 31, 2023	6,735	1,430	8,165
Net accruals	25,371	8,154	33,525
Payments	(22,353)	(6,474)	(28,827)
Non-cash (a)	(100)	(3,110)	(3,210)
Liability as of December 31, 2024	$9,653	$—	$9,653
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Transactions

Acquisition and related integration costs were $1.6 million in 2022.

5. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, other separate state income tax returns for certain of our subsidiary companies, and applicable foreign returns.
The provision for income taxes from continuing operations consisted of the following:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Current:
Federal	$64,533	$34,205	$56,236
State and local	11,644	8,010	11,411
Foreign	1,053	—	—
Total current income tax provision	77,230	42,215	67,647
Deferred:
Federal	(14,663)	(53,476)	2,882
State and local	1,222	(7,278)	10,770
Foreign	(26)	(1,188)	(738)
Total deferred income tax provision	(13,467)	(61,942)	12,914
Provision (benefit) for income taxes	$63,763	$(19,727)	$80,561

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2024	2023	2022

Statutory rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.2	0.1	7.0
Non-deductible goodwill impairment	—	(18.6)	—
Excess tax benefits from stock-based compensation	1.5	(0.2)	(0.3)
Non-deductible expenses	1.5	(0.1)	0.2
Reserve for uncertain tax positions	1.0	—	0.7
Other	1.2	(0.2)	0.5
Effective income tax rate	30.4%	2.0%	29.1%

In 2023, a non-deductible expense of $855 million was recorded related to book impairment of goodwill.

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2024	2023

Temporary differences:
Property and equipment	$(38,383)	$(39,414)
Goodwill and other intangible assets	(377,291)	(368,876)
Investments, primarily gains and losses not yet recognized for tax purposes	4,980	2,954
Accrued expenses not deductible until paid	11,912	9,869
Deferred compensation and retiree benefits not deductible until paid	29,013	31,662
Operating lease right-of-use assets	(29,829)	(32,034)
Operating lease liabilities	32,888	34,884
Interest limitation carryforward	59,070	38,290
Other temporary differences, net	12,599	10,999
Total temporary differences	(295,041)	(311,666)
Federal and state net operating loss carryforwards	12,332	16,283
Valuation allowance for state deferred tax assets	(10,880)	(11,997)
Net deferred tax liability	$(293,589)	$(307,380)

Total state operating loss carryforwards were $282 million at December 31, 2024. Our state tax loss carryforwards expire through 2043. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.
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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Gross unrecognized tax benefits at beginning of year	$15,030	$12,124	$10,572
Increases in tax positions for prior years	6,055	3,321	2,965
Decreases in tax positions for prior years	(217)	(2)	(390)
Increases in tax positions for current year	7,483	257	796
Decreases from lapse in statute of limitations	(252)	(670)	(173)
Decreases due to settlements with taxing authorities	—	—	(1,646)
Gross unrecognized tax benefits at end of year	$28,099	$15,030	$12,124

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14.2 million at December 31, 2024. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2024 and 2023, we had accrued interest related to unrecognized tax benefits of $3.4 million and $1.6 million, respectively, and penalties of $1.3 million and $1.1 million, respectively.
We file income tax returns in the U.S., Canada and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2024, we are no longer subject to federal income tax examinations for years prior to 2018. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2020.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by as much as $2.7 million.

6. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2024	2023

Investments held at cost	$6,353	$21,169
Equity method investments	2,531	2,096
Total investments	$8,884	$23,265

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment.

In the fourth quarter of 2024, we recorded a $15.0 million non-cash impairment loss for the write-off of our Misfits gaming investment balance. The measurement of the investment's fair value is a nonrecurring Level 3 measurement (significant unobservable inputs) in the fair value hierarchy.

The gain and loss from these transactions are included within the Miscellaneous, net caption on our Consolidated Statements of Operations.

Our investments do not trade in public markets, thus they do not have readily determinable fair values. Other than our equity interest in BMI, as of December 31, 2023, we estimate the fair values of our other investments to approximate their carrying values at December 31, 2024 and 2023.

7. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2024	2023

Land and improvements	$65,212	$65,402
Buildings and improvements	275,844	252,396
Equipment	646,684	622,981
Computer software	33,389	30,395
Total	1,021,129	971,174
Accumulated depreciation	(567,229)	(515,919)
Net property and equipment	$453,900	$455,255

On December 30, 2024, we completed the sale of our San Diego tower sites for cash consideration of $20.0 million and recognized a pre-tax gain from disposition of $19.2 million. We reached an agreement on the sale of our West Palm Beach station's building on December 6, 2024, for cash consideration of $40.0 million. This transaction is subject to customary closing conditions, including satisfactory completion of due diligence investigations, and is expected to close in the second quarter of 2025. We expect to enter into a leasing agreement related to this asset.

8. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 34 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Consolidated Statements of Operations totaled $22.8 million, $24.5 million and $25.9 million in 2024, 2023 and 2022, respectively, including short-term lease costs of $6.4 million, $3.5 million and $1.7 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.8 million for the years ended December 31, 2024 and 2023 and $0.1 million for the year ended December 31, 2022. Interest expense on the finance leases liability totaled $2.2 million, $2.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other information related to our leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2024	2023

Balance Sheet Information
Operating Leases
Right-of-use assets	$90,136	$99,194
Other current liabilities	18,087	19,466
Operating lease liabilities	79,399	87,714
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(1,658)	(862)
Property and equipment, net	26,663	27,459
Other liabilities	31,021	30,146
Weighted Average Remaining Lease Term
Operating leases	7.37 years	7.41 years
Finance leases	33.50 years	34.50 years
Weighted Average Discount Rate
Operating leases	5.01%	4.43%
Finance leases	7.10%	7.10%

	For the years ended December 31,
(in thousands)	2024	2023	2022

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,014	$24,114	$24,073
Operating cash flows from finance leases	1,302	426	—
Financing cash flows from finance leases	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	13,486	6,789	6,217
Right-of-use assets obtained in exchange for finance lease obligations	—	—	28,321

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases

2025	$22,674	$1,776
2026	21,140	1,824
2027	18,039	1,875
2028	14,736	1,926
2029	12,281	1,979
Thereafter	28,698	88,145
Total future minimum lease payments	117,568	97,525
Less: Imputed interest	(20,082)	(66,504)
Total	$97,486	$31,021

9. Goodwill and Other Intangible Assets
Goodwill by segment was as follows:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2021	$1,122,408	$2,028,890	$—	$3,151,298
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2021	905,494	2,007,890	—	2,913,384
Nuvyyo acquisition	—	—	7,190	7,190
Balance as of December 31, 2022	$905,494	$2,007,890	$7,190	$2,920,574

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	905,494	2,007,890	7,190	2,920,574
Impairment charge	—	(952,000)	—	(952,000)
Balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of December 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2024	2023

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	137,997	136,452
Total carrying amount	1,419,238	1,417,693
Accumulated amortization:
Television network affiliation relationships	(330,233)	(276,163)
Customer lists and advertiser relationships	(156,310)	(132,161)
Other	(76,622)	(61,606)
Total accumulated amortization	(563,165)	(469,930)
Net amortizable intangible assets	856,073	947,763
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,635,488	$1,727,178
Estimated amortization expense of intangible assets for each of the next five years is $90.4 million in 2025, $86.3 million in 2026, $83.2 million in 2027, $62.0 million in 2028, $62.0 million in 2029 and $472.2 million in later years.
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

The quantitative analysis to measure the extent of any goodwill impairment compares the estimated fair values of our reporting units to their respective carrying values. We determine the fair value of each reporting unit with consideration to the discounted cash flow method of the income approach, the general public company method of the market approach and the guideline transactions method of the market approach. The weighting or prevalence of these methods in each annual impairment test can be impacted by current market conditions or the relevance of current data. Particularly for the discounted cash flow analysis, significant judgment is required to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. The determination of the discount rate is based on a cost of capital model, using a risk-free rate, adjusted by a stock-beta adjusted risk premium and a size premium. These reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment, margin expansion and strategic business plans (inputs of which are categorized as Level 3 under the fair value hierarchy). Additionally, future changes in these assumptions and estimates with respect to long-term growth rates and discount rates or future cash flow projections, could result in significantly different estimates of the fair values.

If the fair value of a reporting unit, or respective FCC license, is less than its carrying value, then an impairment exits and an impairment charge is recorded. Upon completing our annual test in the fourth quarter of 2024, we determined that the fair value of our reporting units and FCC licenses exceeded their respective carrying values. The fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by 1.3%. Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods.

During 2023, the Scripps Networks business continued to experience softness within the national advertising marketplace, as macroeconomic challenges continued to impact advertising budgets. A longer than anticipated television advertising recession and the impact of declining linear television viewership trends negatively impacted expected future growth rates, profitability and the cash flows derived from the business as well as the expected period of time over which those cash flows will occur. These factors, coupled with decreases in our market capitalization, provided an indication that the fair value of our Scripps Networks reporting unit may be below its carrying value. We concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recognized $952 million in non-cash goodwill impairment charges during 2023.

10. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2024	2023

Revolving credit facility	$—	$330,000
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2026	721,213	728,825
Term loan, due in 2028	543,000	551,000
Total outstanding principal	2,605,307	2,950,919
Less: Debt issuance costs and issuance discounts	(29,135)	(38,483)
Less: Current portion	(15,612)	(15,612)
Net carrying value of long-term debt	2,560,560	2,896,824
Fair value of long-term debt *	$2,112,999	$2,732,318
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the terms of the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of December 31, 2024, there were no borrowings under the Revolving Credit Facility. The weighted-average interest rate over the periods during which we had a drawn revolver balance in 2024 and 2023 was 8.03% and 8.20%, respectively. As of December 31, 2024 and 2023, we had outstanding letters of credit totaling $6.9 million and $6.7 million, respectively, under the Revolving Credit Facility.

On October 2, 2017, we issued a $300 million term loan B which was due to mature in October 2024 ("2024 term loan"). On July 31, 2023, we borrowed $283 million on the Revolving Credit Facility to pay off the remaining principal balance of the 2024 term loan. The weighted-average interest rate was 7.22% for the period the loan was outstanding during 2023.

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

As of December 31, 2024 and 2023, the interest rate on the 2026 term loan was 7.03% and 8.03%, respectively. The weighted-average interest rate on the 2026 term loan was 7.84% and 8.01% in 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the interest rate on the 2028 term loan was 7.47% and 8.47%, respectively. The weighted-average interest rate on the 2028 term loan was 8.28% and 8.44% in 2024 and 2023, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio. Through December 31, 2024, we must comply with the maximum first lien net leverage ratio of 5.0 to 1.0, at which point it steps down to 4.75 times through September 30, 2025, and then steps down to 4.50 times thereafter. As of December 31, 2024, we were in compliance with our financial covenants.

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

Transaction Support Agreement

On March 10, 2025, we entered into a Transaction Support Agreement (“TSA”) that was reached with certain of the Company’s lenders. Concurrently, we entered into commitment letters to provide for a new accounts receivable securitization facility and a new revolving credit facility. Transactions contemplated by the TSA and commitment letters, which still need to be consummated, include, among others, entering into new revolving credit and asset securitization facilities and the exchange or repayment of certain of our existing term loans.

The proposed terms for the new revolving credit facility would provide a $208 million capacity expiring in July 2027 which will extend and substantially replace a portion of our current $585 million revolving credit facility that matures on January 7, 2026, with the remaining committed amount of the existing revolver still available for draw. The proposed accounts receivable securitization facilities would provide for draws up to a total of $450 million. Portions of the proceeds from the new accounts receivable securitization facility are expected, together with cash on hand, to be used to partially repay the principal balance of our $721 million term loan maturing in May 2026 that is not otherwise exchanged for new term loans.

In connection with the contemplated transactions, consenting lenders holding our term loan due in May 2026 will exchange such holdings for new term loans due June 2028, with any amounts not exchanged, repaid in full. Additionally, consenting lenders holding our term loan due in June 2028 will exchange such holdings for new term loans. We currently anticipate completion of the transactions, as constructed, in April of 2025. Following completion of these transactions, our earliest maturing outstanding debt will be the $426 million senior notes that are currently due July 15, 2027, subject to springing maturities in certain of our other debt.

The TSA contains certain customary representations, warranties and other agreements by the parties thereto. The closing of the term loan refinancings pursuant to the TSA is subject to, and conditioned upon, the satisfaction or waiver of certain conditions set forth therein, including finalizing the definitive documentation.

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
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$14,447	$14,447	$—	$—

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$26,213	$26,213	$—	$—

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those items.

12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2024	2023

Employee compensation and benefits	$28,996	$29,249
Deferred FCC repack income	37,733	41,863
Programming liability	248,634	274,564
Liability for pension benefits	71,211	73,651
Liabilities for uncertain tax positions	32,515	16,334
Finance leases	31,021	30,146
Other	14,464	18,374
Other liabilities (less current portion)	$464,574	$484,181

13. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Accounts receivable	$42,348	$(10,443)	$(26,875)
Other current assets	(7,737)	(4,630)	5,653
Accounts payable	13,175	(3,536)	7,313
Unearned revenue	5,978	(6,002)	(3,115)
Accrued employee compensation and benefits	17,535	15,726	(24,080)
Accrued income taxes	(2,677)	2,976	4,281
Accrued interest	(623)	943	(3,886)
Other accrued liabilities	(6,902)	(13,509)	4,991
Other, net	(2,199)	2,200	(82)
Total	$58,898	$(16,275)	$(35,800)

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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.

The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Interest cost	$22,444	$23,579	$17,332
Expected return on plan assets, net of expenses	(24,072)	(25,221)	(24,900)
Amortization of actuarial loss and prior service cost	18	18	4,034
Total for defined benefit plans	(1,610)	(1,624)	(3,534)
SERPs	936	974	921
Defined contribution plan	16,290	15,998	15,257
Net periodic benefit cost	$15,616	$15,348	$12,644

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Actuarial gain/(loss)	$(5)	$3,091	$(12,703)
Amortization of actuarial loss and prior service cost	18	18	4,034
Total	$13	$3,109	$(8,669)

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.2 million in 2024, $0.1 million in 2023 and $0.3 million in 2022. We recognized actuarial gains for our SERPs of $0.2 million in 2024 and $3.6 million in 2022 and an actuarial loss of $0.5 million in 2023.

Assumptions used in determining the annual retirement plans expense were as follows:

	2024	2023	2022

Discount rate	5.18%	5.47%	2.95%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2024	2023	2024	2023

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$448,993	$450,022	$13,437	$13,393
Interest cost	22,444	23,579	662	708
Benefits paid	(37,828)	(33,750)	(1,131)	(1,161)
Actuarial (gains)/losses	(18,488)	9,142	(230)	497
Projected benefit obligation at end of year	415,121	448,993	12,738	13,437
Plan assets:
Fair value at beginning of year	387,429	383,725	—	—
Actual return on plan assets	5,579	37,454	—	—
Company contributions	—	—	1,131	1,161
Benefits paid	(37,828)	(33,750)	(1,131)	(1,161)
Fair value at end of year	355,180	387,429	—	—
Funded status	$(59,941)	$(61,564)	$(12,738)	$(13,437)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,468)	$(1,350)
Noncurrent liabilities	(59,941)	(61,564)	(11,270)	(12,087)
Total	$(59,941)	$(61,564)	$(12,738)	$(13,437)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$95,798	$95,793	$3,468	$3,838
Prior service cost	316	334	—	—

During 2024, a net actuarial gain decreased our benefit obligation primarily due to a year-over-year increase in the discount rate assumption. During 2023, a net actuarial loss increased our benefit obligation primarily due to a year-over-year decrease in the discount rate assumption. The recognized actuarial gains/losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.

Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2024	2023	2024	2023

Accumulated benefit obligation	$415,121	$448,993	$12,738	$13,437
Projected benefit obligation	415,121	448,993	12,738	13,437
Fair value of plan assets	355,180	387,429	—	—

Assumptions used to determine the defined benefit pension plan benefit obligation were as follows:

	2024	2023	2022

Weighted average discount rate	5.67%	5.18%	5.47%

In 2025, we expect to contribute $1.5 million to fund our SERPs. We have met regulatory funding requirements for our qualified defined benefit pension plan and do not have a mandatory contribution in 2025.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $34.4 million in 2025, $34.6 million in 2026, $34.8 million in 2027, $35.1 million in 2028, $35.1 million in 2029 and a total of $170.6 million for the five years ending 2034.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2025	2024	2023

US equity securities	13%	13%	13%
Non-US equity securities	27%	32%	31%
Fixed-income securities	55%	54%	55%
Other	5%	1%	1%
Total	100%	100%	100%

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

The following table presents our plan assets as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023

Equity securities
Common/collective trust funds	$159,893	$172,635
Fixed income
Common/collective trust funds	192,571	212,012
Receivables for investment sold	2,716	2,782
Fair value of plan assets	$355,180	$387,429

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

15. Segment Information
We determine our operating segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource allocation decisions.
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

Our Scripps Networks segment includes national news outlets Scripps News and Court TV as well as popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The Scripps Networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and/or digital distribution. These operations earn revenue primarily through the sale of advertising.
Our segment results reflect the impact of intercompany carriage agreements between our local broadcast television stations and our national networks. The intercompany carriage fee revenue earned by our local broadcast television stations is equal to the carriage fee expense incurred by our national networks. We also allocate a portion of certain corporate costs and expenses, including accounting, human resources, employee benefit and information technology to our segments. These intercompany agreements and allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.
The other segment caption aggregates our operating segments that are too small to report separately. Costs for centrally provided services and certain corporate costs that are not allocated to the segments are included in shared services and corporate costs. These unallocated corporate costs would also include the costs associated with being a public company. Corporate assets are primarily cash and cash equivalents, property and equipment primarily used for corporate purposes and deferred income taxes.
Our President and Chief Executive Officer is the Company's chief operating decision maker. He evaluates the monthly operating performance of our segments, including budget-to-actual variances, and makes decisions about the allocation of resources to our segments using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan amounts, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our segments is as follows:

	For the year ended December 31, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,655,257	$835,809	$2,491,066
Intersegment revenues	19,061	—	19,061
Reportable segments revenues	1,674,318	835,809	2,510,127
Other revenues(a)			18,706
Intersegment eliminations			(19,061)
Total consolidated operating revenues			$2,509,772
Less:(b)
Employee compensation and benefits	437,345	120,862
Programming(c)	521,615	354,281
Other segment items(d)	202,140	170,491
Segment profit for reportable segments	513,218	190,175	$703,393
Other segment profit (loss)(a)			(31,632)
Shared services and corporate			(88,941)
Restructuring costs			(33,525)
Depreciation and amortization of intangible assets			(155,228)
Gains (losses), net on disposal of property and equipment			18,424
Interest expense			(210,344)
Defined benefit pension plan income			674
Miscellaneous, net			7,160
Income (loss) from operations before income taxes			$209,981
(a) Reflects revenues and profit (loss) from operating segments below the reportable quantitative thresholds. These operating segments include our Tablo business, the Scripps National Spelling Bee and operational aspects of the Scripps News and Scripps Sports business units. None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c) Refer to Note 1. Summary of Significant Accounting Policies for disclosure of costs captured in programming.
(d) Other segment items for each reportable segment includes marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.

	For the year ended December 31, 2023
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,380,281	$893,234	$2,273,515
Intersegment revenues	17,949	—	17,949
Reportable segments revenues	1,398,230	893,234	2,291,464
Other revenues(a)			19,397
Intersegment eliminations			(17,949)
Total consolidated operating revenues			$2,292,912
Less:(b)
Employee compensation and benefits	435,916	124,669
Programming(c)	493,578	360,684
Other segment items(d)	181,297	182,096
Segment profit for reportable segments	287,439	225,785	$513,224
Other segment profit (loss)(a)			(26,451)
Shared services and corporate			(91,954)
Restructuring costs			(38,612)
Depreciation and amortization of intangible assets			(155,105)
Impairment of goodwill			(952,000)
Gains (losses), net on disposal of property and equipment			(2,344)
Interest expense			(213,512)
Defined benefit pension plan income			650
Miscellaneous, net			(1,407)
Income (loss) from operations before income taxes			$(967,511)

	For the year ended December 31, 2022
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,477,345	$961,242	$2,438,587
Intersegment revenues	17,012	—	17,012
Reportable segments revenues	1,494,357	961,242	2,455,599
Other revenues(a)			14,628
Intersegment eliminations			(17,012)
Total consolidated operating revenues			$2,453,215
Less:(b)
Employee compensation and benefits	425,840	120,202
Programming(c)	481,712	342,835
Other segment items(d)	200,436	187,869
Segment profit for reportable segments	386,369	310,336	$696,705
Other segment profit (loss)(a)			(18,140)
Shared services and corporate			(82,280)
Acquisition and related integration costs			(1,642)
Depreciation and amortization of intangible assets			(160,433)
Gains (losses), net on disposal of property and equipment			(5,866)
Interest expense			(161,130)
Gain on extinguishment of debt			8,589
Defined benefit pension plan income			2,613
Miscellaneous, net			(1,953)
Income (loss) from operations before income taxes			$276,463
(a) Reflects revenues and profit (loss) from operating segments below the reportable quantitative thresholds. These operating segments include our Tablo business, the Scripps National Spelling Bee and operational aspects of the Scripps News and Scripps Sports business units. None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c) Refer to Note 1. Summary of Significant Accounting Policies for disclosure of costs captured in programming.
(d) Other segment items for each reportable segment includes marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.

Other segment disclosures are as follows:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Depreciation:
Local Media	$41,651	$39,642	$40,479
Scripps Networks	19,199	19,600	19,360
Total depreciation for reportable segments	60,850	59,242	59,839
Other	243	184	189
Shared services and corporate	899	1,299	1,915
Total depreciation	$61,992	$60,725	$61,943
Amortization of intangible assets:
Local Media	34,762	36,322	35,461
Scripps Networks	51,904	52,036	56,836
Total amortization of intangible assets for reportable segments	86,666	88,358	92,297
Other	1,777	1,795	1,870
Shared services and corporate	4,793	4,227	4,323
Total amortization of intangible assets	$93,236	$94,380	$98,490
Additions to property and equipment:
Local Media	45,778	55,244	58,350
Scripps Networks	12,095	5,654	13,444
Total additions to property and equipment for reportable segments	57,873	60,898	71,794
Other	959	75	54
Shared services and corporate	6,645	1,530	374
Total additions to property and equipment	$65,477	$62,503	$72,222

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Operating revenues:
Core advertising	$1,330,191	$1,444,539	$1,549,277
Political	362,523	33,460	208,112
Distribution	784,573	779,217	660,317
Other	32,485	35,696	35,509
Total operating revenues	$2,509,772	$2,292,912	$2,453,215

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2024	2023

Assets:
Local Media	$2,323,964	$2,393,660
Scripps Networks	2,753,971	2,878,936
Total assets by reportable segments	5,077,935	5,272,596
Other(a)	34,800	58,460
Shared services and corporate	85,840	79,064
Total assets	$5,198,575	$5,410,120
(a) Reflects assets of operating segments below the reportable quantitative thresholds. These operating segments include our Tablo business, the Scripps National Spelling Bee and operational aspects of the Scripps News and Scripps Sports business units.

16. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2024 were: $936.0 million in 2025, $541.8 million in 2026, $256.2 million in 2027, $120.5 million in 2028, $42.3 million in 2029 and $17.4 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). As long as the Company pays quarterly dividends in cash on the preferred shares, the dividend rate will be 8% per annum. Preferred stock dividends declared and paid were $48.0 million in 2023. As of June 30, 2023, we had transitioned into an accumulated deficit position. As a result, dividends declared after June 30, 2023 have been recognized as a reduction to additional paid-in-capital.

If dividends on the preferred shares, which compound quarterly, are not paid in full in cash, the rate will increase to 9% per annum for the remaining period of time that the preferred shares are outstanding. We did not declare or provide payment for any of the 2024 quarterly dividends. As of December 31, 2024, aggregated undeclared and unpaid cumulative dividends totaled $55.8 million and the redemption value of the preferred stock totaled $688 million.
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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed. No shares were repurchased during 2024, 2023 or 2022.

Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. We have not issued any new stock options since 2008. As of December 31, 2024, approximately 13.6 million shares were available for future stock compensation awards.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2021	2,385,496	$17.25	$ 9-23
Awarded	1,867,083	19.19	14-22
Vested	(1,147,220)	21.20	11-22
Forfeited	(57,074)	20.07	9-23
Unvested at December 31, 2022	3,048,285	18.57	9-23
Awarded	1,938,617	8.46	7-8
Vested	(1,224,417)	11.61	5-15
Forfeited	(46,570)	15.26	8-23
Unvested at December 31, 2023	3,715,915	13.11	7-23
Awarded	2,204,557	3.90	4-8
Vested	(1,541,364)	3.87	2-9
Forfeited	(77,195)	8.51	4-23
Unvested at December 31, 2024	4,301,913	8.22	4-23

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Fair value of RSUs vested	$5,929	$14,171	$24,321
Tax benefits realized on vesting	1,440	3,409	5,902

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2024	2023	2022

Total share-based compensation	$15,177	$20,490	$21,596
Share-based compensation, net of tax	11,492	15,560	16,355

As of December 31, 2024, $12.8 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.4 years.

18. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2022	$(77,327)	$(144)	$(77,471)
Other comprehensive income (loss) before reclassifications, net of tax of $624 and $(38)	1,972	(119)	1,853
Amounts reclassified from AOCI, net of tax of $34	108	—	108
Net current-period other comprehensive income (loss)	2,080	(119)	1,961
As of December 31, 2023	(75,247)	(263)	(75,510)
Other comprehensive income (loss) before reclassifications, net of tax of $55 and $(28)	170	(86)	84
Amounts reclassified from AOCI, net of tax of $38	120	—	120
Net current-period other comprehensive income (loss)	290	(86)	204
As of December 31, 2024	$(74,957)	$(349)	$(75,306)

Amounts reclassified to net earnings for defined benefit pension items relate to the amortization of actuarial gains (losses) and settlement charges. These amounts are included within the defined benefit pension plan expense caption on our Consolidated Statements of Operations. See Note 14. Employee Benefit Plans for additional information.