Form 10-Q
period 2025-03-31
E.W. SCRIPPS Co
filed 2025-05-09
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2025, there were 75,777,756 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2025
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2025.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Annual Meeting of Shareholders

The following table presents information on matters submitted to a vote of security holders at our May 5, 2025 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Nishat A. Mehta	43,811,441	—	2,823,711
Burton F. Jablin	44,033,245	—	2,601,907
Kim Williams	28,537,240	—	18,097,912
Directors elected by holders of Common Voting Shares:
Marcellus W. Alexander, Jr.	11,130,723	—	—
Charles L. Barmonde	11,130,723	—	—
Kelly P. Conlin	11,130,723	—	—
Raymundo H. Granado, Jr.	11,130,723	—	—
John W. Hayden	11,130,723	—	—
Monica O. Holcomb	11,130,723	—	—
Leigh B. Radford	11,130,723	—	—
Adam P. Symson	11,130,723	—	—
2. Votes by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant	11,130,723	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares to approve named executive officer compensation (Say-on-Pay)	11,130,723	—	—
4. Votes by holders of Common Voting Shares to approve Amendment No.2 to The E.W. Scripps Company 2023 Long-term Incentive Plan	11,130,723	—	—

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three months ended March 31, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 9, 2025	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2025	As of December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$23,959	$23,852
Accounts receivable (less allowances — $8,507 and $7,449)	520,643	568,193
Miscellaneous	53,546	37,970
Total current assets	598,148	630,015
Investments	15,275	8,884
Property and equipment	430,737	453,900
Operating lease right-of-use assets	84,229	90,136
Goodwill	1,968,574	1,968,574
Other intangible assets	1,613,077	1,635,488
Programming	391,359	402,459
Miscellaneous	14,790	9,119
Total Assets	$5,116,189	$5,198,575

Liabilities and Equity
Current liabilities:
Accounts payable	$91,497	$100,669
Unearned revenue	12,336	18,159
Current portion of long-term debt	40,612	15,612
Accrued liabilities:
Employee compensation and benefits	48,084	81,462
Accrued income taxes	32,560	33,179
Programming liability	144,938	140,502
Accrued interest	14,077	31,407
Miscellaneous	30,489	35,811
Other current liabilities	25,077	25,593
Total current liabilities	439,670	482,394
Long-term debt (less current portion)	2,558,994	2,560,560
Deferred income taxes	284,637	293,634
Operating lease liabilities	76,311	79,399
Other liabilities (less current portion)	436,854	464,574
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $703,121 at March 31, 2025 and $688,309 at December 31, 2024)	417,430	416,854
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 75,777,756 and 74,694,541 shares	758	747
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	418,307	417,720
Additional paid-in capital	1,456,145	1,451,604
Accumulated deficit	(479,459)	(476,004)
Accumulated other comprehensive loss, net of income taxes	(75,270)	(75,306)
Total equity	1,319,723	1,318,014
Total Liabilities and Equity	$5,116,189	$5,198,575
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024

Operating Revenues:
Advertising	$325,850	$349,758
Distribution	188,924	202,560
Other	9,619	9,146
Total operating revenues	524,393	561,464
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	317,153	328,533
Selling, general and administrative expenses, excluding depreciation and amortization	137,239	145,693
Restructuring costs	4,144	5,015
Depreciation	14,904	15,120
Amortization of intangible assets	23,556	23,568
Losses (gains), net on disposal of property and equipment	(78)	147
Total operating expenses	496,918	518,076
Operating income	27,475	43,388
Interest expense	(43,750)	(54,917)
Defined benefit pension plan income (expense)	(338)	177
Miscellaneous, net	156	16,821
Income (loss) from operations before income taxes	(16,457)	5,469
Provision (benefit) for income taxes	(13,002)	3,843
Net income (loss)	(3,455)	1,626
Preferred stock dividends	(15,388)	(14,377)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(18,843)	$(12,751)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.22)	$(0.15)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.22)	$(0.15)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Net income (loss)	$(3,455)	$1,626
Changes in defined benefit pension plans, net of tax of $12 and $11	25	29
Other	11	5
Total comprehensive income (loss) attributable to preferred and common stockholders	$(3,419)	$1,660
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$(3,455)	$1,626
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38,460	38,688
Losses (gains), net on disposal of property and equipment	(78)	147
Programming assets and liabilities	(13,506)	(5,227)
Restructuring impairment charges	1,397	—
Losses (gains) on sale of investments	(42)	(18,018)
Deferred income taxes	(9,009)	2,577
Stock and deferred compensation plans	6,705	7,502
Pension contributions, net of income/expense	32	(503)
Other changes in certain working capital accounts, net	(28,185)	15,226
Miscellaneous, net	4,372	3,418
Net cash provided by (used in) operating activities	(3,309)	45,436
Cash Flows from Investing Activities:
Additions to property and equipment	(5,055)	(22,145)
Purchase of investments	(6,805)	(1,055)
Proceeds from sale of property and equipment	1,928	7
Proceeds from sale of investments	42	18,108
Net cash used in investing activities	(9,890)	(5,085)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	25,000	(40,000)
Payments on long-term debt	(3,903)	(3,903)
Payments on financing costs	(5,755)	—
Tax payments related to shares withheld for vested stock and RSUs	(810)	(1,001)
Miscellaneous, net	(1,226)	(537)
Net cash provided by (used in) financing activities	13,306	(45,441)
Increase (decrease) in cash and cash equivalents	107	(5,090)
Cash and cash equivalents:
Beginning of year	23,852	35,319
End of period	$23,959	$30,229

Supplemental Cash Flow Disclosures
Interest paid	$57,867	$67,347
Income taxes paid (refunded)	$(185)	$182
Non-cash investing information
Accrued capital expenditures	$2,150	$882

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2025 and 2024 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(3,455)	36	(3,419)
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 1,083,215 net shares issued *	—	11	5,117	—	—	5,128
As of March 31, 2025	$417,430	$877	$1,456,145	$(479,459)	$(75,270)	$1,319,723
* Net of tax payments related to shares withheld for vested RSUs of $810 for the three months ended March 31, 2025.

As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	1,626	34	1,660
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 613,362 net shares issued *	—	6	4,113	—	—	4,119
As of March 31, 2024	$415,125	$854	$1,442,055	$(620,596)	$(75,476)	$1,161,962
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2024 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses also have digital presences across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume content. Our media businesses are organized into the following reportable segments: Local Media, Scripps Networks and Other. Additional information for our segments is presented in Note 11. Segment Information.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $8.5 million at March 31, 2025 and $7.4 million at December 31, 2024.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $12.3 million at March 31, 2025 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2024. We recorded $7.2 million of revenue in the three months ended March 31, 2025 that was included in unearned revenue at December 31, 2024.

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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2024 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $5.6 million and $4.6 million for the first quarter of 2025 and 2024, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2025	2024

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(3,455)	$1,626
Less preferred stock dividends	(15,388)	(14,377)
Numerator for basic and diluted earnings per share	$(18,843)	$(12,751)
Denominator
Basic weighted-average shares outstanding	86,912	84,891
Effect of dilutive securities	—	—
Diluted weighted-average shares outstanding	86,912	84,891

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of March 31, 2025, potential dilutive securities representing 7.9 million shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three month periods ended March 31, 2025 and 2024, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The March 31, 2025 and 2024 diluted EPS calculations exclude the effect from 10.5 million and 4.4 million, respectively, of outstanding RSUs that were anti-dilutive. The March 31, 2025 and 2024 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued new guidance on disaggregation of income statement expenses. The guidance requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil-and gas-producing activities or other types of depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The guidance does not change the expense captions an entity presents on the face of the income statement. The guidance also provides clarification regarding identifying relevant expense captions. Furthermore, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure on an annual, and, when applicable, interim basis. In addition, the guidance requires entities to disclose selling expenses on an annual and interim basis. The guidance does not define selling expenses, rather, entities will make their own determination of the composition of selling expenses and disclose the definition on an annual basis. The guidance is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our disclosures.

In December 2023, the FASB issued new guidance that modifies the rules on income tax disclosures. The guidance requires entities to disclose: (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for our annual periods beginning in 2025, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact of this new guidance on our income tax disclosures.

Recently Adopted Accounting Standards

In November 2023, the FASB issued new guidance which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this guidance starting with our annual period beginning in fiscal year 2024 and adopted for interim periods beginning in the first quarter of 2025. The guidance is applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods are based on the significant segment expense categories identified and disclosed in the period of adoption. Refer to Note 11. Segment Information for the enhanced disclosures.

3. Restructuring Costs and Other Transactions

Restructuring and Reorganization

In January 2023, we announced a strategic restructuring and reorganization of the Company to further leverage our strong position in the U.S. television ecosystem and propel our growth across new distribution platforms and emerging media marketplaces. The strategic reorganization, which was substantially completed by the end of the 2024 second quarter, created a leaner and more agile operating structure through the centralization of certain services and the consolidation of layers of management across our operating businesses and corporate office. We have continued to identify efficiency opportunities within the functional departments of our organization, which has resulted in additional restructuring charges since the end of 2024 second quarter.

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

Restructuring costs in the first quarter of 2025 and 2024 totaled $4.1 million and $5.0 million, respectively. Restructuring costs in 2025 included severance charges of $2.0 million and operating lease exit costs of $2.1 million. Restructuring costs in 2024 included severance charges and outside consulting fees associated with the strategic reorganization efforts.

Three Months Ended March 31, 2025 and 2024 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	2,012	2,132	4,144
Payments	(9,802)	(110)	(9,912)
Non-cash (a)	—	(1,397)	(1,397)
Liability as of March 31, 2025	$1,863	$625	$2,488

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	4,563	452	5,015
Payments	(8,054)	(452)	(8,506)
Non-cash (a)	—	—	—
Liability as of March 31, 2024	$3,244	$1,430	$4,674
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

On December 6, 2024, we reached an agreement on the sale of our West Palm Beach station's building for cash consideration of $40.0 million. In the first quarter of 2025, the property and equipment was classified as held for sale and its $7.5 million carrying value was included within the Miscellaneous current assets caption on our Condensed Consolidated Balance Sheet. We also entered into a 2.5-year leasing agreement related to this asset upon the closing of the transaction on April 30, 2025.

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

The effective income tax rate for the three months ended March 31, 2025 and 2024 was 79% and 70%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.9 million expense in 2025 and $3.1 million expense in 2024), state deferred rate changes ($0.7 million benefit in 2025 and $1.1 million expense in 2024) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 34 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 totaled $5.5 million and $6.1 million, respectively, including short-term lease costs of $1.8 million and $1.0 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended March 31, 2025 and 2024. Interest expense on the finance leases liability totaled $0.6 million and $0.5 million, respectively for the three months ended March 31, 2025 and 2024.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2025	As of December 31, 2024

Balance Sheet Information
Operating Leases
Right-of-use assets	$84,229	$90,136
Other current liabilities	17,648	18,087
Operating lease liabilities	76,311	79,399
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(1,857)	(1,658)
Property and equipment, net	26,464	26,663
Other liabilities	31,134	31,021
Weighted Average Remaining Lease Term
Operating leases	7.35 years	7.37 years
Finance leases	33.25 years	33.50 years
Weighted Average Discount Rate
Operating leases	5.01%	5.01%
Finance leases	7.10%	7.10%

	Three Months Ended March 31,
(in thousands)	2025	2024

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,398	$5,754
Operating cash flows from finance leases	438	213
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for operating lease obligations	2,151	10,095
Right-of-use assets obtained in exchange for finance lease obligations	—	—

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2025	$19,051	$1,338
2026	20,542	1,824
2027	17,769	1,875
2028	14,456	1,926
2029	12,057	1,979
Thereafter	28,828	88,145
Total future minimum lease payments	112,703	97,087
Less: Imputed interest	(18,744)	(65,953)
Total	$93,959	$31,134

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of March 31, 2025	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of March 31, 2025	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	139,141	137,997
Total carrying amount	1,420,382	1,419,238
Accumulated amortization:
Television affiliation relationships	(343,751)	(330,233)
Customer lists and advertiser relationships	(162,201)	(156,310)
Other	(80,768)	(76,622)
Total accumulated amortization	(586,720)	(563,165)
Net amortizable intangible assets	833,662	856,073
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,613,077	$1,635,488

Estimated amortization expense of intangible assets for each of the next five years is $67.7 million for the remainder of 2025, $86.5 million in 2026, $83.4 million in 2027, $62.0 million in 2028, $62.0 million in 2029, $61.9 million in 2030 and $410.2 million in later years.

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

Our fourth quarter 2024 annual goodwill impairment test indicated that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by 1.3%. Given that the fair value of the Scripps Networks reporting unit currently approximates carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. While we believe the estimates and judgments used in determining the fair values were appropriate, these estimates of fair value assume certain levels of growth for the business, which, if not achieved, could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately $110 million.

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024

Revolving credit facility	$25,000	$—
Senior secured notes, due in 2029	523,356	523,356
Senior unsecured notes, due in 2027	425,667	425,667
Senior unsecured notes, due in 2031	392,071	392,071
Term loan, due in 2026	719,310	721,213
Term loan, due in 2028	541,000	543,000
Total outstanding principal	2,626,404	2,605,307
Less: Debt issuance costs and issuance discounts	(26,798)	(29,135)
Less: Current portion	(40,612)	(15,612)
Net carrying value of long-term debt	$2,558,994	$2,560,560
Fair value of long-term debt *	$2,226,980	$2,112,999
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Scripps Senior Secured Credit Agreement

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the terms of the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at rates based on the secured overnight financing rate ("SOFR"), plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. As of March 31, 2025, we had $25.0 million outstanding under the Revolving Credit Facility with an interest rate of 7.19%. The weighted-average interest rate during the periods in which we had a drawn revolver balance for the first quarter of 2025 and first quarter of 2024 was 7.18% and 8.20%, respectively. As of March 31, 2025 and December 31, 2024, we had outstanding letters of credit totaling $8.9 million and $6.9 million, respectively, under the Revolving Credit Facility.

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

As of March 31, 2025 and December 31, 2024, the interest rate on the 2026 term loan was 7.00% and 7.03%, respectively. The weighted-average interest rate on the 2026 term loan was 7.01% and 8.02% for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, the interest rate on the 2028 term loan was 7.44% and 7.47%, respectively. The weighted-average interest rate on the 2028 term loan was 7.45% and 8.45% for the three months ended March 31, 2025 and 2024, respectively.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash, accounts receivables and equipment. The Eighth Amendment contains a covenant to comply with a maximum first lien net leverage ratio. Through September 30, 2025, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0, at which point it steps down to 4.50 times thereafter. As of March 31, 2025, we were in compliance with our financial covenants.

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

Debt Refinancing Transactions

On April 10, 2025, we completed a series of previously announced refinancing transactions, where we:
•Refinanced approximately $111 million aggregate principal amount of our then existing 2026 term loan with new tranche B-2 term loans due 2028, with the remaining 2026 term loan repaid in cash, including with proceeds from a new accounts receivable securitization facility, approximately $224 million of proceeds from new tranche B-2 term loans funded by certain participating lenders and cash on hand (including from drawings under our revolving credit facilities);
•Refinanced approximately $540 million aggregate principal amount of our existing 2028 term loan with $200 million new tranche B-2 term loans due 2028 and $340 million new tranche B-3 term loans due 2029, with remaining 2028 term loan repaid in cash with cash on hand (including from drawings under our revolving credit facilities);
•Replaced the existing revolving credit facility with a new revolving credit facility with aggregate commitments of up to $208 million due July 2027 and another new non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026; and
•Entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility.

In connection with the debt refinancing, we incurred transaction costs totaling approximately $70.0 million. We are currently evaluating the impact of these transaction fees to our financial statements.

Following completion of the transactions:
•The accounts receivable securitization facility is subject to interest charges, at the one-month term SOFR rate, subject to a 1.00% floor with a blended spread of 3.72% based on customary assumptions. On April 10, 2025, we drew approximately $362 million under the accounts receivable securitization facility and used the proceeds to repay a portion of the then existing 2026 term loan.
•No amounts remain outstanding for our existing 2026 term loan, existing 2028 term loan or existing Revolving Credit Facility.
•We have $545 million aggregate principal outstanding for a new tranche B-2 term loan due 2028, interest charged at the SOFR rate plus a margin of 5.75%, and $340 million aggregate principal outstanding for a new tranche B-3 term loan due 2029, interest charged at the SOFR rate plus a margin of 3.35%.
•We will have total aggregate revolving commitments up to $278 million, which includes the new revolving credit facility and the new non-extended revolving credit facility. For the new $208 million revolving credit facility, interest is payable at the SOFR rate plus a margin of 5.50%. For the new non-extended revolving credit facility, interest is payable at the SOFR rate plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. On April 10, 2025, we had $177 million outstanding under these revolving commitments.

This new credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash and equipment. The new credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it steps down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter.

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024

Employee compensation and benefits	$29,259	$28,996
Deferred FCC repack income	36,701	37,733
Programming liability	221,215	248,634
Liability for pension benefits	71,164	71,211
Liabilities for uncertain tax positions	33,033	32,515
Finance leases	31,134	31,021
Other	14,348	14,464
Other liabilities (less current portion)	$436,854	$464,574

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2025	2024

Accounts receivable	$47,550	$43,835
Other current assets	(8,061)	(12,271)
Accounts payable	(7,679)	7,535
Unearned revenue	(5,823)	1,694
Accrued employee compensation and benefits	(34,204)	(17,168)
Accrued income taxes	(619)	1,086
Accrued interest	(17,330)	(15,742)
Other accrued liabilities	(1,991)	7,917
Other, net	(28)	(1,660)
Total	$(28,185)	$15,226

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
The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024

Interest cost	$5,649	$5,602
Expected return on plan assets, net of expenses	(5,558)	(6,018)
Amortization of actuarial loss and prior service cost	4	5
Total for defined benefit pension plan	95	(411)
SERPs	243	234
Defined contribution plan	5,144	5,503
Net periodic benefit cost	$5,482	$5,326

We contributed $0.3 million to fund current benefit payments for our SERPs during the three months ended March 31, 2025. During the remainder of 2025, we anticipate contributing an additional $1.2 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

11. Segment Information
We determine our operating segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource-allocation decisions.
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

Information regarding our segments is as follows:

	Three Months Ended March 31, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$320,706	$198,007	$518,713
Intersegment revenues	4,683	—	4,683
Reportable segments revenues	325,389	198,007	523,396
Other revenues(a)			5,680
Intersegment eliminations			(4,683)
Total consolidated operating revenues			$524,393
Less:(b)
Employee compensation and benefits	105,169	20,873
Programming(c)	139,697	76,410
Other segment items(d)	45,604	36,631
Segment profit for reportable segments	34,919	64,093	$99,012
Other segment profit (loss)(a)			(6,405)
Shared services and corporate			(22,606)
Restructuring costs			(4,144)
Depreciation and amortization of intangible assets			(38,460)
Gains (losses), net on disposal of property and equipment			78
Interest expense			(43,750)
Defined benefit pension plan income (expense)			(338)
Miscellaneous, net			156
Income (loss) from operations before income taxes			$(16,457)
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
(c) Programming includes the cost of national television network programming, carriage agreements with local television broadcasters, programming produced by us or for us by independent production companies, rights acquired under multi-year sports programming agreements and programs licensed under agreements with independent producers.
(d) Other segment items for each reportable segment includes marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.

	Three Months Ended March 31, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$348,073	$209,278	$557,351
Intersegment revenues	4,763	—	4,763
Reportable segments revenues	352,836	209,278	562,114
Other revenues(a)			4,113
Intersegment eliminations			(4,763)
Total consolidated operating revenues			$561,464
Less:(b)
Employee compensation and benefits	106,726	29,981
Programming(c)	130,744	89,162
Other segment items(d)	49,810	40,481
Segment profit for reportable segments	65,556	49,654	$115,210
Other segment profit (loss)(a)			(6,397)
Shared services and corporate			(21,575)
Restructuring costs			(5,015)
Depreciation and amortization of intangible assets			(38,688)
Gains (losses), net on disposal of property and equipment			(147)
Interest expense			(54,917)
Defined benefit pension plan income (expense)			177
Miscellaneous, net			16,821
Income (loss) from operations before income taxes			$5,469
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
(c) Programming includes the cost of national television network programming, carriage agreements with local television broadcasters, programming produced by us or for us by independent production companies, rights acquired under multi-year sports programming agreements and programs licensed under agreements with independent producers.
(d) Other segment items for each reportable segment includes marketing and advertising expenses, research costs, certain occupancy costs and other administrative costs.

Other segment disclosures are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Depreciation:
Local Media	$9,608	$10,033
Scripps Networks	4,888	4,825
Total depreciation for reportable segments	14,496	14,858
Other	46	60
Shared services and corporate	362	202
Total depreciation	$14,904	$15,120
Amortization of intangible assets:
Local Media	$8,550	$8,945
Scripps Networks	12,977	12,977
Total amortization of intangible assets for reportable segments	21,527	21,922
Other	357	451
Shared services and corporate	1,672	1,195
Total amortization of intangible assets	$23,556	$23,568
Additions to property and equipment:
Local Media	$1,206	$15,461
Scripps Networks	497	2,316
Total additions to property and equipment for reportable segments	1,703	17,777
Other	—	118
Shared services and corporate	151	2
Total additions to property and equipment	$1,854	$17,897

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating revenues:
Core advertising	$322,588	$333,790
Political	3,262	15,968
Distribution	188,924	202,560
Other	9,619	9,146
Total operating revenues	$524,393	$561,464

Total assets by segment were as follows :

(in thousands)	As of March 31, 2025	As of December 31, 2024

Assets:
Local Media	$2,291,399	$2,323,964
Scripps Networks	2,693,967	2,753,971
Total assets by reportable segments	4,985,366	5,077,935
Other(a)	38,705	34,800
Shared services and corporate	92,118	85,840
Total assets	$5,116,189	$5,198,575
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
On January 7, 2021, we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding.
We did not declare or provide payment for the first quarter 2025 preferred dividend or any of the 2024 quarterly preferred dividends. At March 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $70.6 million and the redemption value of the preferred stock totaled $703 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $12(a)	25	11	36
Net current-period other comprehensive income (loss)	25	11	36
Ending balance, March 31, 2025	$(74,932)	$(338)	$(75,270)

	Three Months Ended March 31, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11(a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, March 31, 2024	$(75,218)	$(258)	$(75,476)
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

Scripps is a leader in free, ad-supported television. All of our local stations and national entertainment networks reach consumers over the air, and all of our television brands can also be found on free streaming platforms. We have continued to expand in the fast-growing connected television marketplace, and we are leveraging our leadership position in the growing over-the-air marketplace. Currently, one in five non pay-TV homes is watching television over the air alongside their streaming subscription services, and as cord-cutting and streaming service price increases continue, over-the-air channels will be an important part of television viewers' choices. To that end, Scripps continues efforts to broaden antenna use even more, and is working with key partners in retail, manufacturing and antenna installation to help television owners understand the quality and quantity of programming available over the air and the ease of antenna use.

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters' uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. We have committed to total cash contributions of $12.8 million for our 25% ownership interest in the joint venture. During the first quarter of 2025, we made a cash contribution of $6.4 million, with the remaining due by the end of the year.

On March 13, 2025, we announced a multi-year agreement with the Las Vegas Aces, which will begin when the regular season begins in May 2025. Under the new agreement, we will televise all non-nationally exclusive Aces games with distribution on cable, satellite and over-the-air television. In addition to game broadcasts, the Aces and our local station Vegas 34 will partner to produce and air "In the Paint," an award-winning weekly 30-minute show featuring highlights, interviews and behind-the-scenes access to the 2025 Las Vegas Aces.

On April 10, 2025, we completed a series of previously announced refinancing transactions. Following the completion of the transactions, no amounts remain outstanding for our prior 2026 term loan, our prior 2028 term loan or our prior Revolving Credit Facility. Additionally, we now have $545 million aggregate principal outstanding for a new term loan due 2028 and $340 million aggregate principal outstanding for a new term loan due 2029. We also replaced the prior revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a $70 million non-extended revolving credit facility, maturing on January 7, 2026. Finally, we also entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million. Additional information about the refinancing transactions is presented in Note 7. Long-Term Debt.

We did not declare or provide payment for the first quarter 2025 or any of the 2024 quarterly preferred dividends. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. Deferral of preferred stock dividend payments provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2025	Change	2024

Operating revenues	$524,393	(6.6)%	$561,464
Cost of revenues, excluding depreciation and amortization	(317,153)	(3.5)%	(328,533)
Selling, general and administrative expenses, excluding depreciation and amortization	(137,239)	(5.8)%	(145,693)
Restructuring costs	(4,144)		(5,015)
Depreciation and amortization of intangible assets	(38,460)		(38,688)
Gains (losses), net on disposal of property and equipment	78		(147)
Operating income	27,475		43,388
Interest expense	(43,750)		(54,917)
Defined benefit pension plan income (expense)	(338)		177
Miscellaneous, net	156		16,821
Income (loss) from operations before income taxes	(16,457)		5,469
Benefit (provision) for income taxes	13,002		(3,843)
Net income (loss)	$(3,455)		$1,626

Operating revenues decreased $37.1 million or 6.6% in the first three months of 2025 when compared to the prior year quarter driven by decreases of $11.2 million in core advertising revenue, $12.7 million in political revenue and $13.6 million in distribution revenue.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $11.4 million or 3.5% in the first three months of 2025 when compared to the prior year quarter. Programming expense decreased $3.8 million or 1.8% in the first three months of 2025 when compared to the prior year quarter. The programming expense decrease was driven by an $8.2 million decrease in syndicated programming costs and a $4.3 million decrease in network programming costs related to carriage affiliation fees. These decreases were partially offset by an increase of $9.0 million in sports rights fees. The year-over-year decrease in cost of revenues was also due to a $4.8 million decrease in employee compensation costs that reflects the impact of our restructuring initiatives.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased

$8.5 million or 5.8% in the first three months of 2025 when compared to the prior year quarter. Employee compensation costs decreased $3.7 million due to savings achieved through our restructuring efforts. Additionally, advertising and promotions costs decreased $3.3 million and our national sales commissions decreased $2.6 million.

Restructuring costs in the first quarter of 2025 and 2024 totaled $4.1 million and $5.0 million, respectively. Restructuring costs in 2025 included severance charges of $2.0 million and operating lease exit costs of $2.1 million. Restructuring costs in 2024 included severance charges and outside consulting fees associated with our strategic reorganization efforts.

Depreciation and amortization of intangible assets remained relatively flat in the first three months of 2025 when compared to the prior year quarter.

Interest expense decreased $11.2 million in the first three months of 2025 when compared to the prior year quarter. The decrease in interest expense was due to lower year-over-year interest rates on our variable debt borrowings. Additionally, interest on the revolving credit facility decreased $6.2 million year-over-year as the amount drawn on our revolving credit facility during the first quarter of 2025 was significantly lower than the amount drawn during the first quarter of 2024.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the three months ended March 31, 2024.

The effective income tax rate was 79% and 70% for the three months ended March 31, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.9 million expense in 2025 and $3.1 million expense in 2024), state deferred rate changes ($0.7 million benefit in 2025 and $1.1 million expense in 2024) and state NOL valuation allowance changes.

Operating Performance — As discussed in the Notes to Condensed Consolidated Financial Statements, our chief operating decision maker evaluates operating performance using a measure called segment profit. Segment profit excludes interest, defined benefit pension plan amounts, income taxes, depreciation and amortization, impairment charges, divested operating units, restructuring activities, investment results and certain other items that are included in net income (loss) determined in accordance with accounting principles generally accepted in the United States of America.
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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2025	Change	2024

Segment operating revenues:
Local Media	$325,389	(7.8)%	$352,836
Scripps Networks	198,007	(5.4)%	209,278
Other	5,680	38.1%	4,113
Intersegment eliminations	(4,683)	(1.7)%	(4,763)
Total operating revenues	$524,393	(6.6)%	$561,464
Segment profit (loss):
Local Media	$34,919	(46.7)%	$65,556
Scripps Networks	64,093	29.1%	49,654
Other	(6,405)	0.1%	(6,397)
Shared services and corporate	(22,606)	4.8%	(21,575)
Restructuring costs	(4,144)		(5,015)
Depreciation and amortization of intangible assets	(38,460)		(38,688)
Gains (losses), net on disposal of property and equipment	78		(147)
Interest expense	(43,750)		(54,917)
Defined benefit pension plan income (expense)	(338)		177
Miscellaneous, net	156		16,821
Income (loss) from operations before income taxes	$(16,457)		$5,469

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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2025	Change	2024

Segment operating revenues:
Core advertising	$132,146	(3.1)%	$136,443
Political	3,263	(78.5)%	15,166
Distribution	187,191	(5.2)%	197,499
Other	2,789	(25.2)%	3,728
Total operating revenues	325,389	(7.8)%	352,836
Segment costs and expenses:
Employee compensation and benefits	105,169	(1.5)%	106,726
Programming	139,697	6.8%	130,744
Other expenses	45,604	(8.4)%	49,810
Total costs and expenses	290,470	1.1%	287,280
Segment profit	$34,919	(46.7)%	$65,556

Revenues

Total Local Media revenues decreased $27.4 million or 7.8% in the first three months of 2025 when compared to the prior year quarter. During this non-election year, political revenues decreased $11.9 million in the first three months of 2025 when compared to the prior year quarter. Distribution revenues decreased $10.3 million or 5.2% in the first three months of 2025 when compared to the prior year quarter. Distribution revenues were unfavorably impacted by mid-single-digit subscriber declines. Local Media revenues were also impacted by a decrease in core advertising revenues of $4.3 million or 3.1% in the first three months of 2025 when compared to the prior year quarter.

Costs and expenses

Employee compensation and benefits decreased $1.6 million or 1.5% in the first three months of 2025 when compared to the prior year quarter due to savings achieved through our restructuring efforts.

Programming expense increased $9.0 million or 6.8% in the first three months of 2025 when compared to the prior year quarter. During 2024, we entered into a sports rights contract for the airing of games for the National Hockey League's Florida Panthers ("Panthers"), which began with the 2024-2025 season in October 2024. Costs attributed to the Florida Panthers, Vegas Golden Knights and Utah Hockey Club (formerly the Arizona Coyotes) sports rights agreements increased programming expense by $8.8 million in the first quarter of 2025.

Other expenses decreased $4.2 million or 8.4% in the first three months of 2025 when compared to the prior year quarter. The year-over-year decrease was due to lower national sales commissions of $1.4 million and lower facility costs of $1.9 million.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2025	Change	2024

Total operating revenues	$198,007	(5.4)%	$209,278
Segment costs and expenses:
Employee compensation and benefits	20,873	(30.4)%	29,981
Programming	76,410	(14.3)%	89,162
Other expenses	36,631	(9.5)%	40,481
Total costs and expenses	133,914	(16.1)%	159,624
Segment profit	$64,093	29.1%	$49,654

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $11.3 million or 5.4% in the first three months of 2025 when compared to the prior year quarter. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 7.2% year-over-year. Lower ratings were partially offset by an increase in connected TV revenue, which increased revenues 3.8% year-over-year.

Costs and expenses

Employee compensation and benefits decreased $9.1 million or 30% for the first three months of 2025 when compared to the prior year quarter. In the fourth quarter of 2024, we shut down the over-the-air broadcast for Scripps News. The savings achieved from this Scripps News action and other restructuring efforts were the primary contributor to the year-over-year decrease in employee compensation and benefits.

Programming expense decreased $12.8 million or 14% for the first three months of 2025 when compared to the prior year quarter, driven by a decrease in carriage affiliation fees of $4.5 million and a decrease in syndicated programming of $8.1 million.

Other expenses decreased $3.9 million or 10% for the first three months of 2025 when compared to the prior year quarter. The shut down of the over-the-air broadcast for Scripps News accounted for $1.2 million of the year-over-year decrease. Other expenses also decreased due to lower national sales commissions of $1.1 million and lower advertising and promotion costs of $0.8 million.

Liquidity and Capital Resources

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. At the end of March 31, 2025, we had $24.0 million of cash on hand and $551 million of additional borrowing capacity under our revolving credit facility. As of March 31, 2025, we had $25.0 million outstanding under our credit facility. On April 10, 2025, we replaced the existing revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a $70 million non-extended revolving credit facility, maturing on January 7, 2026. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024

Net cash provided by (used in) operating activities	$(3,309)	$45,436
Net cash used in investing activities	(9,890)	(5,085)
Net cash provided by (used in) financing activities	13,306	(45,441)
Increase (decrease) in cash and cash equivalents	$107	$(5,090)

Cash flows from operating activities

Cash used in operating activities in 2025 was $3.3 million compared to cash provided by operating activities in 2024 of $45.4 million. There was a year-over-year decrease in segment profit of $17.2 million and a $43.4 million decrease in cash provided by changes in certain working capital accounts, which were partially offset by a decrease of $9.5 million in cash interest paid. The decrease in cash provided by changes in working capital accounts was primarily driven by decreases in accounts payable, unearned revenue and accrued employee compensation and benefits.

Cash flows from investing activities

Cash used in investing activities was $9.9 million in 2025 compared to $5.1 million in 2024. Investing activities in 2025 reflect $6.8 million in cash used for investment purchases and $5.1 million in capital expenditures. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities in 2024 was more than offset by $22.1 million of capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $13.3 million in 2025 compared to cash used in financing activities of $45.4 million in 2024. During the first three months of 2025, we had net debt proceeds of $25.0 million, reflecting borrowings on our Revolving Credit Facility. These proceeds were partially offset by financing cost payments of $5.8 million. During the first three months of 2024, we had net debt payments of $40 million under our revolving credit facility.

Debt

On July 31, 2023, we entered into the Eighth Amendment to the Third Amended Restated Credit Agreement ("Eighth Amendment"). Under the Eighth Amendment, we have a $585 million Revolving Credit Facility that matures on January 7, 2026. In connection with our credit agreement, we also have $1.3 billion of outstanding balance on our term loans as of March 31, 2025. The annual required principal payments on these term loans total $15.6 million.

As of March 31, 2025, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Refinancing Transactions

On April 10, 2025, we completed a series of previously announced refinancing transactions, where we:
•Refinanced approximately $111 million aggregate principal amount of our then existing 2026 term loan with new tranche B-2 term loans due 2028, with the remaining 2026 term loan repaid in cash, including with proceeds from a new accounts receivable securitization facility, approximately $224 million of proceeds from new tranche B-2 term loans funded by certain participating lenders and cash on hand (including from drawings under our revolving credit facilities);
•Refinanced approximately $540 million aggregate principal amount of our existing 2028 term loan with $200 million new tranche B-2 term loans due 2028 and $340 million new tranche B-3 term loans due 2029, with remaining 2028 term loan repaid in cash with cash on hand (including from drawings under our revolving credit facilities);
•Replaced the existing revolving credit facility with a new revolving credit facility with aggregate commitments of up to $208 million due July 2027 and another new non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026; and
•Entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility.

In connection with the debt refinancing, we incurred transaction costs totaling approximately $70 million. We are currently evaluating the impact of these transaction fees to our financial statements.

Following completion of the transactions:
•The accounts receivable securitization facility is subject to interest charges, at the one-month term SOFR rate, subject to a 1.00% floor with a blended spread of 3.72% based on customary assumptions. On April 10, 2025, we drew approximately $362 million under the accounts receivable securitization facility and used the proceeds to repay a portion of the then existing 2026 term loan.
•No amounts remain outstanding for our existing 2026 term loan, existing 2028 term loan or existing Revolving Credit Facility.
•We have $545 million aggregate principal outstanding for a new tranche B-2 term loan due 2028, interest charged at the SOFR rate plus a margin of 5.75%, and $340 million aggregate principal outstanding for a new tranche B-3 term loan due 2029, interest charged at the SOFR rate plus a margin of 3.35%.
•We will have total aggregate revolving commitments up to $278 million, which includes the new revolving credit facility and the new non-extended revolving credit facility. For the new $208 million revolving credit facility, interest is payable at the SOFR rate plus a margin of 5.50%. For the new non-extended revolving credit facility, interest is payable at the SOFR rate plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. On April 10, 2025, we had $177 million outstanding under these revolving commitments.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The Eighth Amendment to our Revolving Credit Facility, which matures in the first quarter of 2026, permits a maximum leverage through September 30, 2025 of 4.75 times the two-year average earnings before interest, taxes, depreciation and amortization (EBITDA) as defined by our credit agreement. The maximum leverage covenant steps down to 4.50 times thereafter. As of March 31, 2025, we were in compliance with our financial covenants.

The new credit agreement we reached on April 10, 2025 contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property including cash and equipment. The new credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-

extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it steps down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter.

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

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the first quarter of 2025 or any of the 2024 quarterly preferred dividends. Deferral of preferred stock dividend payments provides us better flexibility for accelerating deleveraging and maximizing the paydown of our traditional bank debt. At March 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $70.6 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2025, we anticipate contributing an additional $1.2 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2024 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $12.9 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2025		As of December 31, 2024
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$25,000	$25,000	$—	$—
Senior secured notes, due in 2029	523,356	408,218	523,356	384,667
Senior unsecured notes, due in 2027	425,667	356,496	425,667	343,726
Senior unsecured notes, due in 2031	392,071	239,163	392,071	199,956
Term loan, due in 2026	719,310	716,613	721,213	701,380
Term loan, due in 2028	541,000	481,490	543,000	483,270
Long-term debt, including current portion	$2,626,404	$2,226,980	$2,605,307	$2,112,999

Financial instruments subject to market value risk:
Investments held at cost	$6,393	(a)	$6,353	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at March 31, 2025 and December 31, 2024.

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