Form 10-Q
period 2025-06-30
E.W. SCRIPPS Co
filed 2025-08-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2025, there were 76,400,410 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2025
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2025.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and six months ended June 30, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 8, 2025	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2025	As of December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$31,660	$23,852
Accounts receivable (less allowances — $8,457 and $7,449)	553,873	568,193
Miscellaneous	38,335	37,970
Total current assets	623,868	630,015
Investments	15,323	8,884
Property and equipment	428,264	453,900
Operating lease right-of-use assets	88,298	90,136
Goodwill	1,968,574	1,968,574
Other intangible assets	1,590,521	1,635,488
Programming	341,231	402,459
Miscellaneous	31,658	9,119
Total Assets	$5,087,737	$5,198,575

Liabilities and Equity
Current liabilities:
Accounts payable	$67,055	$100,669
Unearned revenue	16,597	18,159
Current portion of long-term debt	78,854	15,612
Accrued liabilities:
Employee compensation and benefits	43,724	81,462
Accrued income taxes	32,307	33,179
Programming liability	158,936	140,502
Accrued interest	37,389	31,407
Miscellaneous	30,960	35,811
Other current liabilities	26,330	25,593
Total current liabilities	492,152	482,394
Long-term debt (less current portion)	2,544,850	2,560,560
Deferred income taxes	276,807	293,634
Operating lease liabilities	77,406	79,399
Other liabilities (less current portion)	406,532	464,574
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $718,267 at June 30, 2025 and $688,309 at December 31, 2024)	418,007	416,854
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 76,400,410 and 74,694,541 shares	764	747
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	418,890	417,720
Additional paid-in capital	1,461,755	1,451,604
Accumulated deficit	(515,421)	(476,004)
Accumulated other comprehensive loss, net of income taxes	(75,234)	(75,306)
Total equity	1,289,990	1,318,014
Total Liabilities and Equity	$5,087,737	$5,198,575
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Operating Revenues:
Advertising	$335,530	$365,981	$661,380	$715,739
Distribution	195,404	199,599	384,328	402,159
Other	9,146	8,049	18,765	17,195
Total operating revenues	540,080	573,629	1,064,473	1,135,093
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	313,689	327,107	630,842	655,640
Selling, general and administrative expenses, excluding depreciation and amortization	143,386	151,532	280,625	297,225
Restructuring costs	613	973	4,757	5,988
Depreciation	14,643	15,150	29,547	30,270
Amortization of intangible assets	22,555	23,318	46,111	46,886
Losses (gains), net on disposal of property and equipment	(31,410)	(157)	(31,488)	(10)
Total operating expenses	463,476	517,923	960,394	1,035,999
Operating income	76,604	55,706	104,079	99,094
Interest expense	(58,653)	(52,123)	(102,403)	(107,040)
Loss on extinguishment of debt	(2,972)	—	(2,972)	—
Other financing transaction costs	(38,071)	—	(38,071)	—
Defined benefit pension plan income (expense)	(337)	177	(675)	354
Miscellaneous, net	(1,683)	(419)	(1,527)	16,402
Income (loss) from operations before income taxes	(25,112)	3,341	(41,569)	8,810
Provision (benefit) for income taxes	10,850	1,912	(2,152)	5,755
Net income (loss)	(35,962)	1,429	(39,417)	3,055
Preferred stock dividends	(15,722)	(14,432)	(31,110)	(28,809)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(51,684)	$(13,003)	$(70,527)	$(25,754)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.59)	$(0.15)	$(0.81)	$(0.30)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.59)	$(0.15)	$(0.81)	$(0.30)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$(35,962)	$1,429	$(39,417)	$3,055
Changes in defined benefit pension plans, net of tax of $11, $11, $23 and $22	25	29	50	58
Other	11	5	22	10
Total comprehensive income (loss) attributable to preferred and common stockholders	$(35,926)	$1,463	$(39,345)	$3,123
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$(39,417)	$3,055
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	75,658	77,156
Losses (gains), net on disposal of property and equipment	(31,488)	(10)
Loss on extinguishment of debt	2,972	—
Programming assets and liabilities	13,223	3,411
Restructuring impairment charges	1,397	—
Losses (gains) on sale of investments	(42)	(18,018)
Deferred income taxes	(16,850)	(9,792)
Stock and deferred compensation plans	14,192	12,756
Pension contributions, net of income/expense	61	(998)
Other changes in certain working capital accounts, net	(48,935)	(3,395)
Miscellaneous, net	15,371	7,632
Net cash provided by (used in) operating activities	(13,858)	71,797
Cash Flows from Investing Activities:
Additions to property and equipment	(17,245)	(45,705)
Purchase of investments	(6,928)	(1,606)
Proceeds from sale of property and equipment	40,664	225
Proceeds from sale of investments	42	18,108
Net cash provided by (used in) investing activities	16,533	(28,978)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	70,000	(40,000)
Proceeds received from accounts receivable securitization facility	422,600	—
Payments on accounts receivable securitization facility	(57,100)	—
Proceeds from issuance of long-term debt	885,369	—
Payments on long-term debt	(1,266,427)	(7,806)
Payments of deferred financing costs	(43,195)	—
Payments of debt extinguishment costs	(2,819)	—
Tax payments related to shares withheld for vested stock and RSUs	(874)	(1,785)
Miscellaneous, net	(2,421)	(1,896)
Net cash provided by (used in) financing activities	5,133	(51,487)
Increase (decrease) in cash and cash equivalents	7,808	(8,668)
Cash and cash equivalents:
Beginning of year	23,852	35,319
End of period	$31,660	$26,651

Supplemental Cash Flow Disclosures
Interest paid	$81,906	$101,158
Income taxes paid	$12,729	$34,570
Non-cash investing information
Accrued capital expenditures	$2,602	$471

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2025 and 2024 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2025	$417,430	$877	$1,456,145	$(479,459)	$(75,270)	$1,319,723
Comprehensive income (loss)	—	—	—	(35,962)	36	(35,926)
Preferred stock dividends, $577 of issuance costs accretion	577	—	(577)	—	—	—
Compensation plans: 622,654 net shares issued *	—	6	6,187	—	—	6,193
As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
* Net of tax payments related to shares withheld for vested RSUs of $64 for the three months ended June 30, 2025.

As of March 31, 2024	$415,125	$854	$1,442,055	$(620,596)	$(75,476)	$1,161,962
Comprehensive income (loss)	—	—	—	1,429	34	1,463
Preferred stock dividends, $577 of issuance costs accretion	577	—	(577)	—	—	—
Compensation plans: 727,883 net shares issued *	—	7	4,753	—	—	4,760
As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
* Net of tax payments related to shares withheld for vested RSUs of $784 for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(39,417)	72	(39,345)
Preferred stock dividends, $1,153 of issuance costs accretion	1,153	—	(1,153)	—	—	—
Compensation plans: 1,705,869 net shares issued *	—	17	11,304	—	—	11,321
As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
* Net of tax payments related to shares withheld for vested RSUs of $874 for the six months ended June 30, 2025.

As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	3,055	68	3,123
Preferred stock dividends, $1,153 of issuance costs accretion	1,153	—	(1,153)	—	—	—
Compensation plans: 1,341,245 net shares issued *	—	13	8,866	—	—	8,879
As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $8.5 million at June 30, 2025 and $7.4 million at December 31, 2024.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $16.6 million at June 30, 2025 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2024. We recorded $9.2 million of revenue in the six months ended June 30, 2025 that was included in unearned revenue at December 31, 2024.

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
Share-based compensation costs totaled $5.9 million and $5.0 million for the second quarter of 2025 and 2024, respectively. Year-to-date share-based compensation costs totaled $11.5 million and $9.6 million in 2025 and 2024, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(35,962)	$1,429	$(39,417)	$3,055
Less preferred stock dividends	(15,722)	(14,432)	(31,110)	(28,809)
Numerator for basic and diluted earnings per share	$(51,684)	$(13,003)	$(70,527)	$(25,754)
Denominator
Basic weighted-average shares outstanding	87,925	85,673	87,420	85,282
Effect of dilutive securities	—	—	—	—
Diluted weighted-average shares outstanding	87,925	85,673	87,420	85,282

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of June 30, 2025, potential dilutive securities representing 7.9 million shares were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and six month periods ended June 30, 2025 and 2024, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The June 30, 2025 and 2024 diluted EPS calculations exclude the effect from 10.8 million and 4.0 million, respectively, of outstanding RSUs that were anti-dilutive. The June 30, 2025 and 2024 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

Restructuring costs in the second quarter of 2025 and 2024 totaled $0.6 million and $1.0 million, respectively. Year-to-date restructuring costs totaled $4.8 million and $6.0 million in 2025 and 2024, respectively. Restructuring costs in 2025 included severance charges of $2.6 million and operating lease exit costs of $2.1 million. Restructuring costs in 2024 included severance charges and outside consulting fees associated with the strategic reorganization efforts.

Six Months Ended June 30, 2025 and 2024 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	2,618	2,139	4,757
Payments	(12,271)	(180)	(12,451)
Non-cash (a)	—	(1,397)	(1,397)
Liability as of June 30, 2025	$—	$562	$562

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	4,892	1,096	5,988
Payments	(10,890)	(1,074)	(11,964)
Non-cash (a)	—	—	—
Liability as of June 30, 2024	$737	$1,452	$2,189
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

Other Transactions

On April 30, 2025, we completed the sale of our West Palm Beach television station building to 110 Banyan LLC for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million. With the asset sale, we also entered into a 2.5-year building lease with the buyer for cash consideration of $2.5 million annually.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the six months ended June 30, 2024.

Pending Transactions

On July 7, 2025, we entered into agreements with Gray Media, Inc. (“Gray”), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray’s KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the even exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction, pending regulatory and other approvals, is expected to close in the fourth quarter of 2025.

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

The effective income tax rate for the six months ended June 30, 2025 and 2024 was 5.2% and 65%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($2.1 million expense in 2025 and $3.8 million expense in 2024), state deferred rate changes ($1.4 million expense in 2025 and $0.7 million expense in 2024) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of the OBBBA on our consolidated financial statements.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 33 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 totaled $6.0 million and $5.7 million, respectively, including short-term lease costs of $1.6 million and $1.7 million, respectively. Year-to-date June 30, 2025 and 2024 operating lease costs totaled $11.5 million and $11.8 million, respectively, including short-term lease costs of $3.4 million and $2.7 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024. Interest expense on the finance leases liability totaled $0.5 million for both the three months ended June 30, 2025 and 2024. Interest expense on the finance leases liability totaled $1.1 million for both the six months ended June 30, 2025 and 2024.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2025	As of December 31, 2024

Balance Sheet Information
Operating Leases
Right-of-use assets	$88,298	$90,136
Other current liabilities	19,839	18,087
Operating lease liabilities	77,406	79,399
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(2,056)	(1,658)
Property and equipment, net	26,265	26,663
Other liabilities	31,249	31,021
Weighted Average Remaining Lease Term
Operating leases	7.27 years	7.37 years
Finance leases	33.00 years	33.50 years
Weighted Average Discount Rate
Operating leases	5.10%	5.01%
Finance leases	7.10%	7.10%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,714	$5,438	$11,112	$11,192
Operating cash flows from finance leases	438	213	876	426
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	9,947	—	12,098	10,095
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2025	$14,012	$900
2026	23,525	1,824
2027	20,336	1,875
2028	14,746	1,926
2029	12,283	1,979
Thereafter	31,371	88,145
Total future minimum lease payments	116,273	96,649
Less: Imputed interest	(19,028)	(65,400)
Total	$97,245	$31,249

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of June 30, 2025	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of June 30, 2025	$905,494	$1,055,890	$7,190	$1,968,574

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,060,244	$1,060,244
Customer lists and advertiser relationships	220,997	220,997
Other	139,141	137,997
Total carrying amount	1,420,382	1,419,238
Accumulated amortization:
Television affiliation relationships	(357,269)	(330,233)
Customer lists and advertiser relationships	(167,676)	(156,310)
Other	(84,331)	(76,622)
Total accumulated amortization	(609,276)	(563,165)
Net amortizable intangible assets	811,106	856,073
Indefinite-lived intangible assets — FCC licenses	779,415	779,415
Total other intangible assets	$1,590,521	$1,635,488

Estimated amortization expense of intangible assets for each of the next five years is $45.1 million for the remainder of 2025, $86.5 million in 2026, $83.4 million in 2027, $62.0 million in 2028, $62.0 million in 2029, $61.9 million in 2030 and $410.2 million in later years.

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

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024

Accounts receivable securitization facility	$365,500	$—
Revolving credit facilities	70,000	—
Senior secured notes, due in January 2029	523,356	523,356
Senior unsecured notes, due in July 2027	425,667	425,667
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	543,852	—
Term loan, due in November 2029	339,304	—
Term loan, due in May 2026	—	721,213
Term loan, due in January 2028	—	543,000
Total outstanding principal	2,659,750	2,605,307
Less: Debt issuance costs and issuance discounts	(36,046)	(29,135)
Less: Current portion	(78,854)	(15,612)
Net carrying value of long-term debt	$2,544,850	$2,560,560
Fair value of long-term debt *	$2,378,968	$2,112,999
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

On April 10, 2025, we completed a series of previously announced refinancing transactions. Following completion of these transactions, our long-term debt is summarized below.

Accounts Receivable Securitization Facility

We entered into a new three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.45% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of June 30, 2025, the maximum availability allowed and amount outstanding under the securitization facility was $366 million. The interest rate for the securitization facility was 7.76% as of June 30, 2025.

Scripps Senior Secured Credit Agreement

We replaced our $585 million revolving credit facility with a new revolving facility with aggregate commitments of up to $208 million due July 2027 and a new non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026. The previous revolving credit facility was due to mature on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility. For the new $208 million revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. For the new non-extended revolving credit facility, interest is payable at a rate based on SOFR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. We recognized approximately $19.6 million of deferred financing costs related to the new revolving credit facilities. As of June 30, 2025, we had $70.0 million outstanding under our revolving credit facilities at an interest rate of 6.93%. The weighted-average interest rate during the periods in which we had a drawn revolver balance was 7.73% and 8.19% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we had outstanding letters of credit totaling $8.9 million and $6.9 million, respectively, under our revolving credit facilities.

We issued a new $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan at a rate based on SOFR, plus a margin of 5.75%. The June 2028 term loan requires annual principal payments of $5.5 million. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of June 30, 2025, the interest rate on the June 2028 term loan was 10.18%. For the period of April 10, 2025 through June 30, 2025, the weighted-average interest rate on the June 2028 term loan was 10.18%.

We also issued a new $340 million tranche B-3 term loan ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. The November 2029 term loan requires annual principal payments of $3.4 million. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of June 30, 2025, the interest rate on the November 2029 term loan was 7.78%. For the period of April 10, 2025 through June 30, 2025, the weighted-average interest rate on the November 2029 term loan was 7.78%.

We incurred $38.1 million of non-capitalized transaction costs related to the April 2025 debt refinancing. These costs are reflected in the caption "Other financing transaction costs" in our Condensed Consolidated Statements of Operations.

With the resulting debt proceeds generated from the April 10, 2025 refinancing transactions, we paid off the remaining $719 million balance for our term loan that was due to mature in May 2026 and paid off the remaining $541 million balance for our term loan that was due to mature in January 2028. In connection with the retirement of these term loans, we wrote-off $5.6 million of deferred financing costs to interest expense and also incurred a $3.0 million loss on the extinguishment of debt.

The weighted-average interest rate on the May 2026 term loan was 7.01% for the period of January 1, 2025 through April 10, 2025, and 8.00% for the six months ended June 30, 2024. The weighted-average interest rate on the January 2028 term loan was 7.44% for the period of January 1, 2025 through April 10, 2025, and 8.44% for the six months ended June 30, 2024.

The credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it steps down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter. As of June 30, 2025, we were in compliance with our financial covenants.

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

Debt Transaction

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15.

The proceeds from the 2030 Senior Notes were used to repay the remaining $426 million principal amount of the 2027 Senior Notes, provide a $205 million principal prepayment toward the June 2028 term loan, pay $89.7 million toward outstanding borrowings under our revolving credit facilities and pay related issuance costs and prepayment premiums related to the transaction.

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024

Employee compensation and benefits	$30,231	$28,996
Deferred FCC repack income	35,669	37,733
Programming liability	190,914	248,634
Liability for pension benefits	71,034	71,211
Liabilities for uncertain tax positions	33,902	32,515
Finance leases	31,249	31,021
Other	13,533	14,464
Other liabilities (less current portion)	$406,532	$464,574

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2025	2024

Accounts receivable	$14,320	$31,931
Other current assets	(365)	(19,208)
Accounts payable	(25,477)	2,608
Unearned revenue	(1,562)	2,722
Accrued employee compensation and benefits	(39,295)	(24,157)
Accrued income taxes	(872)	(4,987)
Accrued interest	5,982	(665)
Other accrued liabilities	(1,520)	8,855
Other, net	(146)	(494)
Total	$(48,935)	$(3,395)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Interest cost	$5,649	$5,603	$11,298	$11,205
Expected return on plan assets, net of expenses	(5,559)	(6,018)	(11,117)	(12,036)
Amortization of actuarial loss and prior service cost	5	4	9	9
Total for defined benefit pension plan	95	(411)	190	(822)
SERPs	242	234	485	468
Defined contribution plan	3,237	3,438	8,381	8,941
Net periodic benefit cost	$3,574	$3,261	$9,056	$8,587

We contributed $0.6 million to fund current benefit payments for our SERPs during the six months ended June 30, 2025. During the remainder of 2025, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

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

Information regarding our segments is as follows:

	Three Months Ended June 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$330,072	$205,765	$535,837
Intersegment revenues	4,694	—	4,694
Reportable segments revenues	334,766	205,765	540,531
Other revenues(a)			4,243
Intersegment eliminations			(4,694)
Total consolidated operating revenues			$540,080
Less:(b)
Employee compensation and benefits	104,315	21,956
Programming(c)	129,153	88,837
Other segment items(d)	45,477	39,024
Segment profit for reportable segments	55,821	55,948	$111,769
Other segment profit (loss)(a)			(6,979)
Shared services and corporate			(21,785)
Restructuring costs			(613)
Depreciation and amortization of intangible assets			(37,198)
Gains (losses), net on disposal of property and equipment			31,410
Interest expense			(58,653)
Loss on extinguishment of debt			(2,972)
Other financing transaction costs			(38,071)
Defined benefit pension plan income (expense)			(337)
Miscellaneous, net			(1,683)
Income (loss) from operations before income taxes			$(25,112)
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

	Three Months Ended June 30, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$360,163	$208,720	$568,883
Intersegment revenues	4,763	—	4,763
Reportable segments revenues	364,926	208,720	573,646
Other revenues(a)			4,746
Intersegment eliminations			(4,763)
Total consolidated operating revenues			$573,629
Less:(b)
Employee compensation and benefits	105,569	29,781
Programming(c)	123,112	98,474
Other segment items(d)	48,115	42,718
Segment profit for reportable segments	88,130	37,747	$125,877
Other segment profit (loss)(a)			(9,236)
Shared services and corporate			(21,651)
Restructuring costs			(973)
Depreciation and amortization of intangible assets			(38,468)
Gains (losses), net on disposal of property and equipment			157
Interest expense			(52,123)
Defined benefit pension plan income (expense)			177
Miscellaneous, net			(419)
Income (loss) from operations before income taxes			$3,341
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

	Six Months Ended June 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$650,778	$403,772	$1,054,550
Intersegment revenues	9,377	—	9,377
Reportable segments revenues	660,155	403,772	1,063,927
Other revenues(a)			9,923
Intersegment eliminations			(9,377)
Total consolidated operating revenues			$1,064,473
Less:(b)
Employee compensation and benefits	209,484	42,829
Programming(c)	268,850	165,247
Other segment items(d)	91,081	75,655
Segment profit for reportable segments	90,740	120,041	$210,781
Other segment profit (loss)(a)			(13,384)
Shared services and corporate			(44,391)
Restructuring costs			(4,757)
Depreciation and amortization of intangible assets			(75,658)
Gains (losses), net on disposal of property and equipment			31,488
Interest expense			(102,403)
Loss on extinguishment of debt			(2,972)
Other financing transaction costs			(38,071)
Defined benefit pension plan income (expense)			(675)
Miscellaneous, net			(1,527)
Income (loss) from operations before income taxes			$(41,569)
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

	Six Months Ended June 30, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$708,236	$417,998	$1,126,234
Intersegment revenues	9,526	—	9,526
Reportable segments revenues	717,762	417,998	1,135,760
Other revenues(a)			8,859
Intersegment eliminations			(9,526)
Total consolidated operating revenues			$1,135,093
Less:(b)
Employee compensation and benefits	212,295	59,762
Programming(c)	253,856	187,636
Other segment items(d)	97,925	83,199
Segment profit for reportable segments	153,686	87,401	$241,087
Other segment profit (loss)(a)			(15,633)
Shared services and corporate			(43,226)
Restructuring costs			(5,988)
Depreciation and amortization of intangible assets			(77,156)
Gains (losses), net on disposal of property and equipment			10
Interest expense			(107,040)
Defined benefit pension plan income (expense)			354
Miscellaneous, net			16,402
Income (loss) from operations before income taxes			$8,810
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

Other segment disclosures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Depreciation:
Local Media	$9,313	$10,153	$18,921	$20,186
Scripps Networks	4,908	4,719	9,796	9,544
Total depreciation for reportable segments	14,221	14,872	28,717	29,730
Other	52	70	98	130
Shared services and corporate	370	208	732	410
Total depreciation	$14,643	$15,150	$29,547	$30,270
Amortization of intangible assets:
Local Media	$8,131	$8,716	$16,681	$17,661
Scripps Networks	12,976	12,976	25,953	25,953
Total amortization of intangible assets for reportable segments	21,107	21,692	42,634	43,614
Other	164	445	521	896
Shared services and corporate	1,284	1,181	2,956	2,376
Total amortization of intangible assets	$22,555	$23,318	$46,111	$46,886
Additions to property and equipment:
Local Media	$10,965	$17,943	$12,171	$33,404
Scripps Networks	1,424	4,138	1,921	6,454
Total additions to property and equipment for reportable segments	12,389	22,081	14,092	39,858
Other	—	609	—	727
Shared services and corporate	253	459	404	461
Total additions to property and equipment	$12,642	$23,149	$14,496	$41,046

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating revenues:
Core advertising	$332,426	$336,502	$655,014	$670,292
Political	3,104	29,479	6,366	45,447
Distribution	195,404	199,599	384,328	402,159
Other	9,146	8,049	18,765	17,195
Total operating revenues	$540,080	$573,629	$1,064,473	$1,135,093

Total assets by segment were as follows :

(in thousands)	As of June 30, 2025	As of December 31, 2024

Assets:
Local Media	$2,281,357	$2,323,964
Scripps Networks	2,661,251	2,753,971
Total assets by reportable segments	4,942,608	5,077,935
Other(a)	34,846	34,800
Shared services and corporate	110,283	85,840
Total assets	$5,087,737	$5,198,575
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
We did not declare or provide payment for the preferred stock dividend in either quarter of 2025 or any of the 2024 quarters. At June 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $85.7 million and the redemption value of the preferred stock totaled $718 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2025	$(74,932)	$(338)	$(75,270)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11(a)	25	11	36
Net current-period other comprehensive income (loss)	25	11	36
Ending balance, June 30, 2025	$(74,907)	$(327)	$(75,234)

	Three Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2024	$(75,218)	$(258)	$(75,476)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11 (a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, June 30, 2024	$(75,189)	$(253)	$(75,442)

	Six Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $23(a)	50	22	72
Net current-period other comprehensive income (loss)	50	22	72
Ending balance, June 30, 2025	$(74,907)	$(327)	$(75,234)

	Six Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $22(a)	58	10	68
Net current-period other comprehensive income (loss)	58	10	68
Ending balance, June 30, 2024	$(75,189)	$(253)	$(75,442)
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

On March 13, 2025, we announced a multi-year agreement with the Las Vegas Aces, which began in May 2025. Under the agreement, we televise all non-nationally exclusive Aces games with distribution on cable, satellite and over-the-air television. In addition to game broadcasts, the Aces and our local station Vegas 34 partnered to produce and air "In the Paint," an award-winning weekly 30-minute show featuring highlights, interviews and behind-the-scenes access to the 2025 Las Vegas Aces.

On April 10, 2025, we completed a series of previously announced refinancing transactions. Following the completion of the transactions, no amounts remain outstanding for our prior 2026 term loan, our prior 2028 term loan or our prior revolving credit facility. Additionally, we issued a $545 million tranche B-2 term loan that matures in June 2028 and a $340 million tranche B-3 term loan that matures in November 2029. We also replaced the prior revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a $70.0 million non-extended revolving credit facility, maturing on January 7, 2026. Finally, we also entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million that is scheduled to terminate on April 10, 2028. Additional information about the refinancing transactions is presented in Note 7. Long-Term Debt.

On May 14, 2025, we announced a multi-year media rights agreement which allows us to produce and distribute all preseason, regular season and first-round playoff Tampa Bay Lightning games that are not allocated exclusively to national broadcasts. This agreement will begin with the 2025-2026 National Hockey League season, which will start with the preseason in late September 2025.

On June 13, 2025, we announced a new, multi-year agreement with the Women's National Basketball Association ("WNBA") to continue airing regular season Friday night matchups on ION as part of its WNBA Fright Night Spotlight series.

On July 7, 2025, we entered into agreements with Gray Media, Inc. (“Gray”), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray’s KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the even exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction, pending regulatory and other approvals, is expected to close in the fourth quarter of 2025.

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. The proceeds from the 2030 Senior Notes were used to repay the remaining $426 million principal amount of the 2027 Senior Notes, provide a $205 million principal prepayment toward the June 2028 term loan, pay $89.7 million toward outstanding borrowings under our revolving credit facilities and pay related issuance costs and prepayment premiums related to the transaction.

We did not declare or provide payment for the preferred stock dividend in either quarter of 2025 or any of the 2024 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At June 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $85.7 million and the redemption value of the preferred stock totaled $718 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Operating revenues	$540,080	(5.8)%	$573,629	$1,064,473	(6.2)%	$1,135,093
Cost of revenues, excluding depreciation and amortization	(313,689)	(4.1)%	(327,107)	(630,842)	(3.8)%	(655,640)
Selling, general and administrative expenses, excluding depreciation and amortization	(143,386)	(5.4)%	(151,532)	(280,625)	(5.6)%	(297,225)
Restructuring costs	(613)		(973)	(4,757)		(5,988)
Depreciation and amortization of intangible assets	(37,198)		(38,468)	(75,658)		(77,156)
Gains (losses), net on disposal of property and equipment	31,410		157	31,488		10
Operating income	76,604		55,706	104,079		99,094
Interest expense	(58,653)		(52,123)	(102,403)		(107,040)
Loss on extinguishment of debt	(2,972)		—	(2,972)		—
Other financing transaction costs	(38,071)		—	(38,071)		—
Defined benefit pension plan income (expense)	(337)		177	(675)		354
Miscellaneous, net	(1,683)		(419)	(1,527)		16,402
Income (loss) from operations before income taxes	(25,112)		3,341	(41,569)		8,810
Benefit (provision) for income taxes	(10,850)		(1,912)	2,152		(5,755)
Net income (loss)	$(35,962)		$1,429	$(39,417)		$3,055

Operating revenues decreased $33.5 million or 5.8% in the second quarter of 2025 and $70.6 million or 6.2% in the first six months of 2025 when compared to prior periods. Core advertising revenue decreased $4.1 million and $15.3 million in the quarter-to-date and year-to-date periods, respectively. In this non-election year, political revenue decreased $26.4 million and $39.1 million in the quarter-to-date and year-to-date periods, respectively. Distribution revenue decreased $4.2 million and $17.8 million in the quarter-to-date and year-to-date periods, respectively.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $13.4 million or 4.1% in the second quarter of 2025 and $24.8 million or 3.8% in the first six months of 2025 when compared to prior periods. Employee compensation costs decreased $4.2 million and $9.0 million in the quarter-to-date and year-to-date periods, respectively, reflecting the impact of our restructuring initiatives. Syndicated programming decreased $6.1 million and $14.3 million and in the quarter-to-date and year-to-date periods, respectively. Network programming decreased $2.7 million and $7.0 million in the quarter-to-date and year-to-date periods, respectively, mainly due to carriage affiliation fees. Additionally, news service coverage costs decreased $2.4 million and $4.5 million in the quarter-to-date and year-to-date periods, respectively, driven by the shut down of the over-the-air broadcast for Scripps News. These cost decreases were partially offset by an increase in sports rights fees of $5.3 million and $14.3 million in the quarter-to-date and year-to-date periods, respectively.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $8.1 million or 5.4% in the second quarter of 2025 and $16.6 million or 5.6% in the first six months of 2025 when compared to prior periods. Employee compensation costs decreased $1.3 million and $5.0 million in the quarter-to-date and year-to-date periods, respectively, due to savings achieved through our restructuring efforts. Advertising and promotions costs decreased $2.7 million and $6.0 million in the quarter-to-date and year-to-date periods, respectively. Our national sales commissions decreased $1.4 million and $4.0 million in the quarter-to-date and year-to-date periods, respectively.

Restructuring costs in the second quarter of 2025 and 2024 totaled $0.6 million and $1.0 million, respectively. Year-to-date restructuring costs totaled $4.8 million and $6.0 million in 2025 and 2024, respectively. Restructuring costs in 2025 included severance charges of $2.6 million and operating lease exit costs of $2.1 million. Restructuring costs in 2024 included severance charges and outside consulting fees associated with our strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $1.3 million or 3.3% in the second quarter of 2025 and $1.5 million or 1.9% in the first six months of 2025 when compared to prior periods.

On April 30, 2025, we completed the sale of our West Palm Beach television station building to 110 Banyan LLC for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million.

Interest expense increased $6.5 million in the second quarter of 2025 and decreased $4.6 million in the first six months of 2025 when compared to prior periods. The year-to-date decrease in interest expense was due to lower year-over-year outstanding balances and interest rates on our variable debt borrowings. As part of the April 10, 2025 refinancing transactions, we paid off the remaining balances for our term loans that were due to mature in May 2026 and January 2028. In connection with the retirement of these term loans, we wrote-off $5.6 million of deferred financing costs to interest expense, which drove the quarter-to-date increase in interest expense. We also incurred a $3.0 million loss on the extinguishment of debt when we paid off the remaining balances for our term loans. Additionally, we incurred $38.1 million of non-capitalized transaction costs related to the debt refinancing. These costs are reflected in the caption "Other financing transaction costs" for the six months ended June 30, 2025.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the six months ended June 30, 2024.

The effective income tax rate was 5.2% and 65% for the six months ended June 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($2.1 million expense in 2025 and $3.8 million expense in 2024), state deferred rate changes ($1.4 million expense in 2025 and $0.7 million expense in 2024) and state NOL valuation allowance changes.

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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Segment operating revenues:
Local Media	$334,766	(8.3)%	$364,926	$660,155	(8.0)%	$717,762
Scripps Networks	205,765	(1.4)%	208,720	403,772	(3.4)%	417,998
Other	4,243	(10.6)%	4,746	9,923	12.0%	8,859
Intersegment eliminations	(4,694)	(1.4)%	(4,763)	(9,377)	(1.6)%	(9,526)
Total operating revenues	$540,080	(5.8)%	$573,629	$1,064,473	(6.2)%	$1,135,093
Segment profit (loss):
Local Media	$55,821	(36.7)%	$88,130	$90,740	(41.0)%	$153,686
Scripps Networks	55,948	48.2%	37,747	120,041	37.3%	87,401
Other	(6,979)	(24.4)%	(9,236)	(13,384)	(14.4)%	(15,633)
Shared services and corporate	(21,785)	0.6%	(21,651)	(44,391)	2.7%	(43,226)
Restructuring costs	(613)		(973)	(4,757)		(5,988)
Depreciation and amortization of intangible assets	(37,198)		(38,468)	(75,658)		(77,156)
Gains (losses), net on disposal of property and equipment	31,410		157	31,488		10
Interest expense	(58,653)		(52,123)	(102,403)		(107,040)
Loss on extinguishment of debt	(2,972)		—	(2,972)		—
Other financing transaction costs	(38,071)		—	(38,071)		—
Defined benefit pension plan income (expense)	(337)		177	(675)		354
Miscellaneous, net	(1,683)		(419)	(1,527)		16,402
Income (loss) from operations before income taxes	$(25,112)		$3,341	$(41,569)		$8,810

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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Segment operating revenues:
Core advertising	$136,529	(1.9)%	$139,106	$268,675	(2.5)%	$275,549
Political	2,624	(90.7)%	28,151	5,887	(86.4)%	43,317
Distribution	192,613	(0.8)%	194,191	379,804	(3.0)%	391,690
Other	3,000	(13.7)%	3,478	5,789	(19.7)%	7,206
Total operating revenues	334,766	(8.3)%	364,926	660,155	(8.0)%	717,762
Segment costs and expenses:
Employee compensation and benefits	104,315	(1.2)%	105,569	209,484	(1.3)%	212,295
Programming	129,153	4.9%	123,112	268,850	5.9%	253,856
Other expenses	45,477	(5.5)%	48,115	91,081	(7.0)%	97,925
Total costs and expenses	278,945	0.8%	276,796	569,415	0.9%	564,076
Segment profit	$55,821	(36.7)%	$88,130	$90,740	(41.0)%	$153,686

Revenues

Total Local Media revenues decreased $30.2 million or 8.3% in the second quarter of 2025 and $57.6 million or 8.0% in the first six months of 2025 when compared to prior periods. During this non-election year, political revenues decreased $25.5 million in the second quarter of 2025 and $37.4 million in the first six months of 2025 when compared to prior periods. Distribution revenues decreased $1.6 million or 0.8% in the second quarter of 2025 and $11.9 million or 3.0% in the first six months of 2025 when compared to prior periods. Distribution revenues were unfavorably impacted by high-single-digit subscriber declines. These subscriber declines were partially offset by rate increases which favorably impacted distribution revenues by 7.8% and 5.7% in the quarter-to-date and year-to-date periods, respectively. During the second quarter of 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households. These renewal rates were effective as of March 31, 2025. Local Media revenues were also impacted by a decrease in core advertising revenues of $2.6 million or 1.9% in the second quarter of 2025 and $6.9 million or 2.5% in the first six months of 2025 when compared to prior periods.

Costs and expenses

Employee compensation and benefits decreased $1.3 million or 1.2% in the second quarter of 2025 and $2.8 million or 1.3% in the first six months of 2025 when compared to prior periods due to savings achieved through our restructuring efforts.

Programming expense increased $6.0 million or 4.9% in the second quarter of 2025 and $15.0 million or 5.9% in the first six months of 2025 when compared to prior periods. During 2025, we entered into a sports rights contract for the airing of games for the Women's National Basketball Association's Las Vegas Aces ("Aces"), which began with the start of the regular season in May 2025. During 2024, we entered into a sports rights contract for the airing of games for the National Hockey

League's Florida Panthers ("Panthers"), which began with the 2024-2025 season in October 2024. Costs attributed to these sports rights agreements, as well as contractual rate increases for the Vegas Golden Knights and Utah Hockey Club (formerly the Arizona Coyotes) agreements increased programming expense by $4.8 million and $13.6 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses decreased $2.6 million or 5.5% in the second quarter of 2025 and $6.8 million or 7.0% in the first six months of 2025 when compared to prior periods. National sales commissions decreased $1.1 million and $2.5 million in the quarter-to-date and year-to-date periods, respectively. Facility costs decreased $1.6 million and $3.5 million in the quarter-to-date and year-to-date periods, respectively.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Total operating revenues	$205,765	(1.4)%	$208,720	$403,772	(3.4)%	$417,998
Segment costs and expenses:
Employee compensation and benefits	21,956	(26.3)%	29,781	42,829	(28.3)%	59,762
Programming	88,837	(9.8)%	98,474	165,247	(11.9)%	187,636
Other expenses	39,024	(8.6)%	42,718	75,655	(9.1)%	83,199
Total costs and expenses	149,817	(12.4)%	170,973	283,731	(14.2)%	330,597
Segment profit	$55,948	48.2%	$37,747	$120,041	37.3%	$87,401

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $3.0 million or 1.4% in the second quarter of 2025 and $14.2 million or 3.4% in the first six months of 2025 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 8.3% and 7.7% in the quarter-to-date and year-to-date periods, respectively. Lower ratings were partially offset by an increase in connected TV ("CTV") revenue and an increase in advertising spots sold. Higher CTV revenue increased revenues by 5.6% and 4.7% in the quarter-to-date and year-to-date periods, respectively. An increase in advertising spots sold increased revenues by 2.4% and 1.2% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $7.8 million or 26% in the second quarter of 2025 and $16.9 million or 28% for the first six months of 2025 when compared to prior periods. In the fourth quarter of 2024, we shut down the over-the-air broadcast for Scripps News. The savings achieved from this Scripps News action and other restructuring efforts were the primary contributor to the year-over-year decrease in employee compensation and benefits.

Programming expense decreased $9.6 million or 9.8% in the second quarter of 2025 and $22.4 million or 12% for the first six months of 2025 when compared to prior periods. Carriage affiliation fees decreased $3.7 million and $8.2 million in the quarter-to-date and year-to-date periods, respectively. Syndicated programming costs decreased $6.0 million and $14.1 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses decreased $3.7 million or 8.6% in the second quarter of 2025 and $7.5 million or 9.1% for the first six months of 2025 when compared to prior periods. The shut down of the over-the-air broadcast for Scripps News accounted for $1.8 million and $3.0 million of the quarter-to-date and year-to-date decreases, respectively. Other expenses also decreased due to lower national sales commissions of $0.5 million and $1.6 million in the quarter-to-date and year-to-date periods, respectively.

Liquidity and Capital Resources

On April 10, 2025, we completed a series of previously announced refinancing transactions, which included replacing our $585 million revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a new $70.0 million non-extended revolving credit facility, maturing on January 7, 2026. We also entered into an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed for the securitization facility is limited by our eligible accounts receivable balances.

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. As of June 30, 2025, we had $31.7 million of cash on hand and $199 million of additional borrowing capacity under our revolving credit facilities and securitization facility. As of June 30, 2025, we had $70.0 million outstanding under our credit facilities and the maximum availability allowed and amount outstanding under the securitization facility was $366 million. Based on our current business plan, we believe our cash flow from operations and availability under the revolving credit facilities will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024

Net cash provided by (used in) operating activities	$(13,858)	$71,797
Net cash provided by (used in) investing activities	16,533	(28,978)
Net cash provided by (used in) financing activities	5,133	(51,487)
Increase (decrease) in cash and cash equivalents	$7,808	$(8,668)

Cash flows from operating activities

Cash used in operating activities in 2025 was $13.9 million compared to cash provided by operating activities in 2024 of $71.8 million. Cash used in operating activities reflects $38.1 million of debt refinancing transaction costs in 2025. Additionally, there was a year-over-year decrease in segment profit of $29.2 million and a $45.5 million increase in cash used by changes in certain working capital accounts, which were partially offset by a decrease of $19.3 million in cash interest paid and a decrease of $21.8 million in cash taxes paid. The increase in cash used by changes in working capital accounts was primarily driven by decreases in accounts payable and accrued employee compensation and benefits.

Cash flows from investing activities

Cash provided by investing activities was $16.5 million in 2025 compared to cash used in investing activities of $29.0 million in 2024. Investing activities in 2025 reflect $40.0 million of cash proceeds from the sale of our West Palm television station building, $6.9 million in cash used for investment purchases and $17.2 million in capital expenditures. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities in 2024 was more than offset by $45.7 million of capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $5.1 million in 2025 compared to cash used in financing activities of $51.5 million in 2024. During the first six months of 2025, we had net debt proceeds of $70.0 million under our revolving credit facilities and $885 million of proceeds from the issuance of new long-term debt under the April 10, 2025 credit agreement. During the first six months of 2025, we made payments on long-term debt of $1.3 billion to pay down our May 2026 and January 2028 term loans. On April 10, 2025, we also entered into a three-year accounts receivable securitization facility. During the first six months of 2025, proceeds received from the securitization facility were $423 million, while payments on the securitization facility totaled $57.1 million. In connection with the refinancing transactions, we paid $43.2 million in deferred financing costs and $2.8 million in debt extinguishment costs. During the first six months of 2024, we had net debt payments of $40 million under our revolving credit facility.

Debt

On April 10, 2025, we entered into a new credit agreement and completed a series of previously announced refinancing transactions. Under the new credit agreement, we have a revolving credit facility with aggregate commitments of up to $208 million due July 2027 and a non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026. In connection with the new credit agreement, we also have $883 million of outstanding balance on our term loans as of June 30, 2025. The annual required principal payments on these term loans total $8.9 million.

As part of the refinancing transactions, we entered into a new three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of June 30, 2025, the maximum availability allowed and amount outstanding under the securitization facility was $366 million.

As of June 30, 2025, we also have $1.3 billion of senior notes outstanding. Senior secured notes totaling $523 million bear interest at a rate of 3.875% per annum and mature on January 15, 2029. Senior unsecured notes have a total outstanding principal balance of $818 million. The senior unsecured notes that mature on July 15, 2027 bear interest at 5.875% per annum and the senior unsecured notes that mature on January 15, 2031 bear interest at a rate of 5.375% per annum.

Debt Covenants

Our term loans and notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it steps down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter. As of June 30, 2025, we were in compliance with our financial covenants.

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

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in either quarter of 2025 or any of the 2024 quarters. At June 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $85.7 million and the redemption value of the preferred stock totaled $718 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2025, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $13.2 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2025		As of December 31, 2024
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$365,500	$365,500	$—	$—
Revolving credit facilities	70,000	70,000	—	—
Senior secured notes, due in January 2029	523,356	452,703	523,356	384,667
Senior unsecured notes, due in July 2027	425,667	378,844	425,667	343,726
Senior unsecured notes, due in January 2031	392,071	270,529	392,071	199,956
Term loan, due in June 2028	543,852	527,536	—	—
Term loan, due in November 2029	339,304	313,856	—	—
Term loan, due in May 2026	—	—	721,213	701,380
Term loan, due in January 2028	—	—	543,000	483,270
Long-term debt, including current portion	$2,659,750	$2,378,968	$2,605,307	$2,112,999

Financial instruments subject to market value risk:
Investments held at cost	$6,442	(a)	$6,353	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at June 30, 2025 and December 31, 2024.

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