Form 10-Q
period 2025-09-30
E.W. SCRIPPS Co
filed 2025-11-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2025, there were 76,869,408 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2025
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2025.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.01
Asset Purchase Agreement for the Sale of Television Stations by and among Gray Local Media, Inc., Gray Television Licensee, LLC, Scripps Media, Inc. and ION Television License, LLC dated as of July 7, 2025

10.02
Asset Purchase Agreement for the Sale of Television Stations by and among Scripps Media, Inc., Scripps Broadcasting Holdings, LLC, ION Television License, LLC, Gray Local Media, Inc. and Gray Television Licensee, LLC, dated as of July 7, 2025

31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and nine months ended September 30, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 7, 2025	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2025	As of December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$54,665	$23,852
Accounts receivable (less allowances — $9,200 and $7,449)	561,521	568,193
Miscellaneous	51,668	37,970
Assets held for sale	36,938	—
Total current assets	704,792	630,015
Investments	15,306	8,884
Property and equipment	416,569	453,900
Operating lease right-of-use assets	100,957	90,136
Goodwill	1,953,482	1,968,574
Other intangible assets	1,558,237	1,635,488
Programming	311,050	402,459
Miscellaneous	29,195	9,119
Total Assets	$5,089,588	$5,198,575

Liabilities and Equity
Current liabilities:
Accounts payable	$66,349	$100,669
Unearned revenue	22,050	18,159
Current portion of long-term debt	8,854	15,612
Accrued liabilities:
Employee compensation and benefits	59,070	81,462
Accrued income taxes	33,287	33,179
Programming liability	153,433	140,502
Accrued interest	25,125	31,407
Miscellaneous	43,364	35,811
Other current liabilities	25,887	25,593
Total current liabilities	437,419	482,394
Long-term debt (less current portion)	2,636,738	2,560,560
Deferred income taxes	284,314	293,634
Operating lease liabilities	89,919	79,399
Other liabilities (less current portion)	380,750	464,574
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $733,753 at September 30, 2025 and $688,309 at December 31, 2024)	418,583	416,854
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 76,869,408 and 74,694,541 shares	769	747
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	419,471	417,720
Additional paid-in capital	1,464,555	1,451,604
Accumulated deficit	(548,380)	(476,004)
Accumulated other comprehensive loss, net of income taxes	(75,198)	(75,306)
Total equity	1,260,448	1,318,014
Total Liabilities and Equity	$5,089,588	$5,198,575
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Operating Revenues:
Advertising	$328,985	$447,252	$990,365	$1,162,991
Distribution	188,267	191,772	572,595	593,931
Other	8,602	7,276	27,367	24,471
Total operating revenues	525,854	646,300	1,590,327	1,781,393
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	311,313	317,486	942,155	973,126
Selling, general and administrative expenses, excluding depreciation and amortization	137,426	154,781	418,051	452,006
Restructuring costs	2,718	12,665	7,475	18,653
Depreciation	14,680	15,811	44,227	46,081
Amortization of intangible assets	22,528	23,050	68,639	69,936
Losses (gains), net on disposal of property and equipment	(434)	727	(31,922)	717
Total operating expenses	488,231	524,520	1,448,625	1,560,519
Operating income	37,623	121,780	141,702	220,874
Interest expense	(59,219)	(54,442)	(161,622)	(161,482)
Loss on extinguishment of debt	(7,622)	—	(10,594)	—
Other financing transaction costs	(6,466)	—	(44,537)	—
Defined benefit pension plan income (expense)	(338)	152	(1,013)	506
Miscellaneous, net	(1,165)	447	(2,692)	16,849
Income (loss) from operations before income taxes	(37,187)	67,937	(78,756)	76,747
Provision (benefit) for income taxes	(4,228)	20,161	(6,380)	25,916
Net income (loss)	(32,959)	47,776	(72,376)	50,831
Preferred stock dividends	(16,062)	(14,743)	(47,172)	(43,552)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(49,021)	$33,033	$(119,548)	$7,279

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.55)	$0.37	$(1.36)	$0.08
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.55)	$0.37	$(1.36)	$0.08

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$(32,959)	$47,776	$(72,376)	$50,831
Changes in defined benefit pension plans, net of tax of $12, $10, $35 and $32	26	29	76	87
Other	10	5	32	15
Total comprehensive income (loss) attributable to preferred and common stockholders	$(32,923)	$47,810	$(72,268)	$50,933
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$(72,376)	$50,831
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	112,866	116,017
Losses (gains), net on disposal of property and equipment	(31,922)	717
Loss on extinguishment of debt	10,594	—
Programming assets and liabilities	13,989	12,877
Restructuring impairment charges	1,397	—
Losses (gains) on sale of investments	(42)	(18,018)
Deferred income taxes	(9,355)	(14,171)
Stock and deferred compensation plans	15,469	16,574
Pension contributions, net of income/expense	(120)	(1,459)
Other changes in certain working capital accounts, net	(54,230)	38,903
Miscellaneous, net	21,699	10,118
Net cash provided by operating activities	7,969	212,389
Cash Flows from Investing Activities:
Additions to property and equipment	(32,689)	(58,858)
Purchase of investments	(6,943)	(1,684)
Proceeds from sale of property and equipment	41,122	758
Proceeds from sale of investments	42	18,108
Net cash provided by (used in) investing activities	1,532	(41,676)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	—	(155,000)
Proceeds received from accounts receivable securitization facility	503,500	—
Payments on accounts receivable securitization facility	(143,700)	—
Proceeds from issuance of long-term debt	1,635,369	—
Payments on long-term debt	(1,899,307)	(11,709)
Payments of deferred financing costs	(63,260)	—
Payments of debt extinguishment costs	(6,670)	—
Tax payments related to shares withheld for vested stock and RSUs	(1,348)	(1,814)
Miscellaneous, net	(3,272)	(2,867)
Net cash provided by (used in) financing activities	21,312	(171,390)
Increase (decrease) in cash and cash equivalents	30,813	(677)
Cash and cash equivalents:
Beginning of year	23,852	35,319
End of period	$54,665	$34,642

Supplemental Cash Flow Disclosures
Interest paid	$145,251	$169,123
Income taxes paid	$12,370	$51,302
Non-cash investing information
Accrued capital expenditures	$2,226	$770

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2025 and 2024 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
Comprehensive income (loss)	—	—	—	(32,959)	36	(32,923)
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 468,998 net shares issued *	—	5	3,376	—	—	3,381
As of September 30, 2025	$418,583	$888	$1,464,555	$(548,380)	$(75,198)	$1,260,448
* Net of tax payments related to shares withheld for vested RSUs of $474 for the three months ended September 30, 2025.

As of June 30, 2024	$415,702	$861	$1,446,231	$(619,167)	$(75,442)	$1,168,185
Comprehensive income (loss)	—	—	—	47,776	34	47,810
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 244,655 net shares issued *	—	3	3,220	—	—	3,223
As of September 30, 2024	$416,278	$864	$1,448,875	$(571,391)	$(75,408)	$1,219,218
* Net of tax payments related to shares withheld for vested RSUs of $29 for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 and 2024 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(72,376)	108	(72,268)
Preferred stock dividends, $1,729 of issuance costs accretion	1,729	—	(1,729)	—	—	—
Compensation plans: 2,174,867 net shares issued *	—	22	14,680	—	—	14,702
As of September 30, 2025	$418,583	$888	$1,464,555	$(548,380)	$(75,198)	$1,260,448
* Net of tax payments related to shares withheld for vested RSUs of $1,348 for the nine months ended September 30, 2025.

As of December 31, 2023	$414,549	$848	$1,438,518	$(622,222)	$(75,510)	$1,156,183
Comprehensive income (loss)	—	—	—	50,831	102	50,933
Preferred stock dividends, $1,729 of issuance costs accretion	1,729	—	(1,729)	—	—	—
Compensation plans: 1,585,900 net shares issued *	—	16	12,086	—	—	12,102
As of September 30, 2024	$416,278	$864	$1,448,875	$(571,391)	$(75,408)	$1,219,218
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $9.2 million at September 30, 2025 and $7.4 million at December 31, 2024.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $22.1 million at September 30, 2025 and substantially all is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2024. We recorded $9.5 million of revenue in the nine months ended September 30, 2025 that was included in unearned revenue at December 31, 2024.

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
Share-based compensation costs totaled $3.3 million and $2.8 million for the third quarter of 2025 and 2024, respectively. Year-to-date share-based compensation costs totaled $14.8 million and $12.4 million in 2025 and 2024, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(32,959)	$47,776	$(72,376)	$50,831
Less income allocated to RSUs	—	(1,223)	—	(280)
Less preferred stock dividends	(16,062)	(14,743)	(47,172)	(43,552)
Numerator for basic and diluted earnings per share	$(49,021)	$31,810	$(119,548)	$6,999
Denominator
Basic weighted-average shares outstanding	88,461	86,067	87,773	85,546
Effect of dilutive securities	—	—	—	—
Diluted weighted-average shares outstanding	88,461	86,067	87,773	85,546

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of September 30, 2025 and 2024, potential dilutive securities representing 7.9 million and 1.1 million shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and nine month periods ended September 30, 2025, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The September 30, 2025 diluted EPS calculations exclude the effect from 10.3 million of outstanding RSUs that were anti-dilutive. The September 30, 2025 and 2024 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

2. Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board ("FASB") issued new guidance that amends certain aspects of the accounting and disclosure requirements for internal-use software costs. The amendments in the guidance remove all references to prescriptive and sequential software development stages, and also provide criteria for when an entity is required to start capitalizing software costs. The guidance is effective for our annual periods beginning in 2028 and interim periods within those annual reporting periods, with early adoption permitted. The guidance can be applied using a prospective transition, modified transition or retrospective transition approach. We are currently evaluating the potential impact that this new guidance will have on our Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued new guidance on disaggregation of income statement expenses. The guidance requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil-and gas-producing activities or other types of depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The guidance does not change the expense captions an entity presents on the face of the income statement. The guidance also provides clarification regarding identifying relevant expense captions. Furthermore, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure on an annual, and, when applicable, interim basis. In addition, the guidance requires entities to disclose selling expenses on an annual and interim basis. The guidance does not define selling expenses, rather, entities will make their own determination of the composition of selling expenses and disclose the definition on an annual basis. The guidance is effective for our annual periods beginning in 2027 and interim periods beginning in the first quarter of 2028, with early adoption permitted. The guidance will be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our disclosures.

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

Restructuring costs in the third quarter of 2025 and 2024 totaled $2.7 million and $12.7 million, respectively. Year-to-date restructuring costs totaled $7.5 million and $18.7 million in 2025 and 2024, respectively. Restructuring costs in 2025 included severance charges of $4.2 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees associated with the strategic reorganization efforts. In the third quarter of 2024, we incurred $10.9 million in severance charges related to the significant reduction of Scripps News' national news programming. Remaining restructuring costs in 2024 included severance charges and outside consulting fees associated with the strategic reorganization efforts.

Nine Months Ended September 30, 2025 and 2024 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	4,236	3,239	7,475
Payments	(13,681)	(240)	(13,921)
Non-cash (a)	(208)	(1,397)	(1,605)
Liability as of September 30, 2025	$—	$1,602	$1,602

Liability as of December 31, 2023	$6,735	$1,430	$8,165
Net charges	17,553	1,100	18,653
Payments	(11,554)	(1,698)	(13,252)
Non-cash (a)	—	—	—
Liability as of September 30, 2024	$12,734	$832	$13,566
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

The effective income tax rate for the nine months ended September 30, 2025 and 2024 was 8.1% and 34%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($2.3 million expense in 2025 and $3.9 million expense in 2024), state deferred rate changes ($2.7 million expense in 2025 and $2.1 million expense in 2024) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We currently expect a beneficial cash flow impact in the near term due to accelerated tax deductions resulting from these key elements of the Act, but no material impact to our effective tax rate.

5. Leases

We have operating leases for office space, data centers and certain equipment. We also have finance leases for office space. Our leases have lease terms of 1 year to 33 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 totaled $6.1 million and $5.4 million, respectively, including short-term lease costs of $1.6 million and $1.2 million, respectively. Year-to-date September 30, 2025 and 2024 operating lease costs totaled $17.6 million and $17.2 million, respectively, including short-term lease costs of $5.0 million and $3.9 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended September 30, 2025 and 2024 and $0.6 million for both the nine months ended September 30, 2025 and 2024. Interest expense on the finance leases liability totaled $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024. Interest expense on the finance leases liability totaled $1.7 million and $1.6 million for the nine months ended September 30, 2025 and 2024.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2025	As of December 31, 2024

Balance Sheet Information
Operating Leases
Right-of-use assets	$100,957	$90,136
Other current liabilities	19,881	18,087
Operating lease liabilities	89,919	79,399
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(2,255)	(1,658)
Property and equipment, net	26,066	26,663
Other liabilities	31,355	31,021
Weighted Average Remaining Lease Term
Operating leases	10.12 years	7.37 years
Finance leases	32.75 years	33.50 years
Weighted Average Discount Rate
Operating leases	5.75%	5.01%
Finance leases	7.10%	7.10%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,863	$5,243	$16,975	$16,435
Operating cash flows from finance leases	450	438	1,326	864
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	17,992	2,764	30,090	12,859
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2025	$7,524	$450
2026	24,225	1,824
2027	21,526	1,875
2028	16,291	1,926
2029	13,910	1,979
Thereafter	71,000	88,145
Total future minimum lease payments	154,476	96,199
Less: Imputed interest	(44,676)	(64,844)
Total	$109,800	$31,355

6. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of September 30, 2025	$1,103,701	$2,028,890	$7,190	$3,139,781
Accumulated impairment losses	(213,299)	(973,000)	—	(1,186,299)
Net balance as of September 30, 2025	$890,402	$1,055,890	$7,190	$1,953,482

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,045,744	$1,060,244
Customer lists and advertiser relationships	219,597	220,997
Other	139,528	137,997
Total carrying amount	1,404,869	1,419,238
Accumulated amortization:
Television affiliation relationships	(363,174)	(330,233)
Customer lists and advertiser relationships	(171,757)	(156,310)
Other	(87,916)	(76,622)
Total accumulated amortization	(622,847)	(563,165)
Net amortizable intangible assets	782,022	856,073
Indefinite-lived intangible assets — FCC licenses	776,215	779,415
Total other intangible assets	$1,558,237	$1,635,488

Estimated amortization expense of intangible assets for each of the next five years is $22.4 million for the remainder of 2025, $85.9 million in 2026, $82.8 million in 2027, $61.4 million in 2028, $61.2 million in 2029, $61.2 million in 2030 and $407.1 million in later years.

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

7. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024

Accounts receivable securitization facility	$359,800	$—
Revolving credit facilities	—	—
Senior secured notes, due in January 2029	523,356	523,356
Senior secured notes, due in August 2030	750,000	—
Senior unsecured notes, due in July 2027	—	425,667
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	337,489	—
Term loan, due in November 2029	338,453	—
Term loan, due in May 2026	—	721,213
Term loan, due in January 2028	—	543,000
Total outstanding principal	2,701,169	2,605,307
Less: Debt issuance costs and issuance discounts	(55,577)	(29,135)
Less: Current portion	(8,854)	(15,612)
Net carrying value of long-term debt	$2,636,738	$2,560,560
Fair value of long-term debt *	$2,459,950	$2,112,999
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

On April 10, 2025, we completed a series of previously announced refinancing transactions. On August 6, 2025, we issued new senior secured second lien notes and used the proceeds to pay off or paydown other outstanding debt balances. In connection with these refinancing transactions, we incurred $44.5 million of non-capitalized transaction costs that are reflected in the caption "Other financing transaction costs" in our Condensed Consolidated Statements of Operations. Following completion of these transactions, our long-term debt is summarized below.

Accounts Receivable Securitization Facility

On April 10, 2025, we entered into a new three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.46% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of September 30, 2025, the maximum availability allowed and amount outstanding under the securitization facility was $360 million. The interest rate for the securitization facility was 7.60% as of September 30, 2025.

Scripps Senior Secured Credit Agreement

On April 10, 2025, we replaced our $585 million revolving credit facility with a new revolving facility with aggregate commitments of up to $208 million due July 2027 and a new non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026. The previous revolving credit facility was due to mature on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility. For the new $208 million revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. For the new non-extended revolving credit facility, interest is payable at a rate based on SOFR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. We recognized approximately $19.6 million of deferred financing costs related to the new revolving credit facilities. As of September 30, 2025, we had no borrowings under our revolving credit facilities. The weighted-average interest rate during the periods in which we had a drawn revolver balance was 7.58% and 8.17% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we had outstanding letters of credit totaling $8.9 million and $6.9 million, respectively, under our revolving credit facilities.

With the April 10, 2025 refinancing transactions, we issued a new $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan at a rate based on SOFR, plus a margin of 5.75%. The June 2028 term loan requires annual principal payments of $5.5 million. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of September 30, 2025, the interest rate on the June 2028 term loan was 10.01%. For the period of April 10, 2025 through September 30, 2025, the weighted-average interest rate on the June 2028 term loan was 10.18%. In connection with the August 6, 2025 issuance of new senior secured second lien notes, we pre-paid $205 million aggregate principal amount of the June 2028 term loan at a price equal to 102% of the principal amount outstanding. With this partial paydown of the June 2028 term loan, we wrote-off $0.6 million of deferred financing costs to interest expense and also incurred a $5.4 million loss on the extinguishment of debt.

On April 10, 2025, we also issued a new $340 million tranche B-3 term loan ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. The November 2029 term loan requires annual principal payments of $3.4 million. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of September 30, 2025, the interest rate on the November 2029 term loan was 7.61%. For the period of April 10, 2025 through September 30, 2025, the weighted-average interest rate on the November 2029 term loan was 7.78%.

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

The weighted-average interest rate on the May 2026 term loan was 7.01% for the period of January 1, 2025 through April 10, 2025, and 7.98% for the nine months ended September 30, 2024. The weighted-average interest rate on the January 2028 term loan was 7.44% for the period of January 1, 2025 through April 10, 2025, and 8.42% for the nine months ended September 30, 2024.

The credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it stepped down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter. As of September 30, 2025, we were in compliance with our financial covenants.

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

2030 Senior Secured Notes

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. We may redeem some or all of the 2030 Senior Notes before August 15, 2027 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On and after August 15, 2027, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. The 2030 Senior Notes are guaranteed on a senior secured second lien basis by substantially all of our domestic subsidiaries and each existing and future material, wholly-owned domestic subsidiary, subject to certain exceptions (including with respect to permitted securitization facility related entities). The 2030 Senior Notes and the related guarantees are secured by a second priority lien on substantially all of the assets of the Company and the guarantors, subject to permitted liens and certain other exceptions. The Indenture contains covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. The 2030 Senior Notes contain covenants with which we must comply that are typical for borrowing transactions of this nature.

We incurred approximately $27.8 million of deferred financing costs in connection with the issuance of the 2030 Senior Notes, which are being amortized over the life of the notes.

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

With the debt proceeds from the August 6, 2025 issuance of the 2030 Senior Notes, we redeemed the $426 million outstanding principal amount of the 2027 Senior Notes at a weighted-average redemption price equal to 100% of the aggregate principal amount outstanding, plus accrued and unpaid interest. The redemption resulted in the write-off of $0.8 million of deferred financing costs to interest expense and a loss on extinguishment of debt of $2.2 million.

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

8. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024

Employee compensation and benefits	$31,093	$28,996
Deferred FCC repack income	34,636	37,733
Programming liability	166,021	248,634
Liability for pension benefits	70,984	71,211
Liabilities for uncertain tax positions	34,007	32,515
Finance leases	31,355	31,021
Other	12,654	14,464
Other liabilities (less current portion)	$380,750	$464,574

9. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2025	2024

Accounts receivable	$6,672	$58,804
Other current assets	(13,698)	(12,898)
Accounts payable	(27,157)	(15,576)
Unearned revenue	3,891	18,098
Accrued employee compensation and benefits	(20,621)	12,363
Accrued income taxes	108	(4,564)
Accrued interest	(6,282)	(16,909)
Other accrued liabilities	3,119	110
Other, net	(262)	(525)
Total	$(54,230)	$38,903

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Interest cost	$5,650	$5,628	$16,948	$16,833
Expected return on plan assets, net of expenses	(5,558)	(6,018)	(16,675)	(18,054)
Amortization of actuarial loss and prior service cost	4	5	13	14
Total for defined benefit pension plan	96	(385)	286	(1,207)
SERPs	242	233	727	701
Defined contribution plan	3,586	3,845	11,967	12,786
Net periodic benefit cost	$3,924	$3,693	$12,980	$12,280

We contributed $1.0 million to fund current benefit payments for our SERPs during the nine months ended September 30, 2025. During the remainder of 2025, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

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

Information regarding our segments is as follows:

	Three Months Ended September 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$320,636	$200,956	$521,592
Intersegment revenues	4,820	—	4,820
Reportable segments revenues	325,456	200,956	526,412
Other revenues(a)			4,262
Intersegment eliminations			(4,820)
Total consolidated operating revenues			$525,854
Less:(b)
Employee compensation and benefits	105,115	22,120
Programming(c)	124,659	86,858
Other segment items(d)	42,881	38,679
Segment profit for reportable segments	52,801	53,299	$106,100
Other segment profit (loss)(a)			(7,598)
Shared services and corporate			(21,387)
Restructuring costs			(2,718)
Depreciation and amortization of intangible assets			(37,208)
Gains (losses), net on disposal of property and equipment			434
Interest expense			(59,219)
Loss on extinguishment of debt			(7,622)
Other financing transaction costs			(6,466)
Defined benefit pension plan income (expense)			(338)
Miscellaneous, net			(1,165)
Income (loss) from operations before income taxes			$(37,187)
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

	Three Months Ended September 30, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$440,785	$201,672	$642,457
Intersegment revenues	4,768	—	4,768
Reportable segments revenues	445,553	201,672	647,225
Other revenues(a)			3,843
Intersegment eliminations			(4,768)
Total consolidated operating revenues			$646,300
Less:(b)
Employee compensation and benefits	111,767	31,364
Programming(c)	124,747	87,693
Other segment items(d)	48,354	40,554
Segment profit for reportable segments	160,685	42,061	$202,746
Other segment profit (loss)(a)			(7,744)
Shared services and corporate			(20,969)
Restructuring costs			(12,665)
Depreciation and amortization of intangible assets			(38,861)
Gains (losses), net on disposal of property and equipment			(727)
Interest expense			(54,442)
Defined benefit pension plan income (expense)			152
Miscellaneous, net			447
Income (loss) from operations before income taxes			$67,937
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

	Nine Months Ended September 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$971,414	$604,728	$1,576,142
Intersegment revenues	14,197	—	14,197
Reportable segments revenues	985,611	604,728	1,590,339
Other revenues(a)			14,185
Intersegment eliminations			(14,197)
Total consolidated operating revenues			$1,590,327
Less:(b)
Employee compensation and benefits	314,599	64,949
Programming(c)	393,509	252,105
Other segment items(d)	133,962	114,334
Segment profit for reportable segments	143,541	173,340	$316,881
Other segment profit (loss)(a)			(20,982)
Shared services and corporate			(65,778)
Restructuring costs			(7,475)
Depreciation and amortization of intangible assets			(112,866)
Gains (losses), net on disposal of property and equipment			31,922
Interest expense			(161,622)
Loss on extinguishment of debt			(10,594)
Other financing transaction costs			(44,537)
Defined benefit pension plan income (expense)			(1,013)
Miscellaneous, net			(2,692)
Income (loss) from operations before income taxes			$(78,756)
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

	Nine Months Ended September 30, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,149,021	$619,670	$1,768,691
Intersegment revenues	14,294	—	14,294
Reportable segments revenues	1,163,315	619,670	1,782,985
Other revenues(a)			12,702
Intersegment eliminations			(14,294)
Total consolidated operating revenues			$1,781,393
Less:(b)
Employee compensation and benefits	324,062	91,126
Programming(c)	378,603	275,329
Other segment items(d)	146,279	123,753
Segment profit for reportable segments	314,371	129,462	$443,833
Other segment profit (loss)(a)			(23,377)
Shared services and corporate			(64,195)
Restructuring costs			(18,653)
Depreciation and amortization of intangible assets			(116,017)
Gains (losses), net on disposal of property and equipment			(717)
Interest expense			(161,482)
Defined benefit pension plan income (expense)			506
Miscellaneous, net			16,849
Income (loss) from operations before income taxes			$76,747
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

Other segment disclosures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Depreciation:
Local Media	$9,290	$10,842	$28,211	$31,028
Scripps Networks	4,971	4,698	14,767	14,242
Total depreciation for reportable segments	14,261	15,540	42,978	45,270
Other	53	56	151	186
Shared services and corporate	366	215	1,098	625
Total depreciation	$14,680	$15,811	$44,227	$46,081
Amortization of intangible assets:
Local Media	$8,075	$8,550	$24,756	$26,211
Scripps Networks	12,977	12,838	38,930	38,791
Total amortization of intangible assets for reportable segments	21,052	21,388	63,686	65,002
Other	171	450	692	1,346
Shared services and corporate	1,305	1,212	4,261	3,588
Total amortization of intangible assets	$22,528	$23,050	$68,639	$69,936
Additions to property and equipment:
Local Media	$12,746	$7,474	$24,917	$40,878
Scripps Networks	2,017	4,393	3,938	10,847
Total additions to property and equipment for reportable segments	14,763	11,867	28,855	51,725
Other	—	175	—	902
Shared services and corporate	305	1,409	709	1,870
Total additions to property and equipment	$15,068	$13,451	$29,564	$54,497

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating revenues:
Core advertising	$323,436	$315,849	$978,450	$986,141
Political	5,549	131,403	11,915	176,850
Distribution	188,267	191,772	572,595	593,931
Other	8,602	7,276	27,367	24,471
Total operating revenues	$525,854	$646,300	$1,590,327	$1,781,393

Total assets by segment were as follows :

(in thousands)	As of September 30, 2025	As of December 31, 2024

Assets:
Local Media	$2,293,883	$2,323,964
Scripps Networks	2,618,654	2,753,971
Total assets by reportable segments	4,912,537	5,077,935
Other(a)	32,268	34,800
Shared services and corporate	144,783	85,840
Total assets	$5,089,588	$5,198,575
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
We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2025 or any of the 2024 quarters. At September 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $101 million and the redemption value of the preferred stock totaled $734 million.
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

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2025	$(74,907)	$(327)	$(75,234)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $12(a)	26	10	36
Net current-period other comprehensive income (loss)	26	10	36
Ending balance, September 30, 2025	$(74,881)	$(317)	$(75,198)

	Three Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2024	$(75,189)	$(253)	$(75,442)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $10 (a)	29	5	34
Net current-period other comprehensive income (loss)	29	5	34
Ending balance, September 30, 2024	$(75,160)	$(248)	$(75,408)

	Nine Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $35(a)	76	32	108
Net current-period other comprehensive income (loss)	76	32	108
Ending balance, September 30, 2025	$(74,881)	$(317)	$(75,198)

	Nine Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $32(a)	87	15	102
Net current-period other comprehensive income (loss)	87	15	102
Ending balance, September 30, 2024	$(75,160)	$(248)	$(75,408)
(a) Actuarial gain (loss) is included in defined benefit pension plan expense in the Condensed Consolidated Statements of Operations

14. Assets Held for Sale

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, to Sun Broadcasting for $40.0 million. The transaction will close upon satisfaction of closing conditions and expected regulatory approval.

The following table presents a summary of the WFTX assets held for sale included in our Condensed Consolidated Balance Sheets.

(in thousands)	As of September 30, 2025

Assets:
Total current assets	$—
Property and equipment	11,334
Goodwill and intangible assets	25,240
Operating lease right-of-use assets	161
Other assets	203
Total assets held for sale	$36,938

On April 30, 2025, we completed the sale of our West Palm Beach television station building to 110 Banyan LLC for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million. With the asset sale, we also entered into a 2.5-year building lease with the buyer for cash consideration of $2.5 million annually.

Pending Transactions

On July 7, 2025, we entered into agreements with Gray Media, Inc. ("Gray"), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the even exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction will close upon satisfaction of closing conditions and necessary regulatory approvals.

In October 2025, we received authorization from our Board of Directors and reached agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, to Circle City Broadcasting for $83.0 million. The transaction will close following completion of financing, satisfaction of customary closing conditions and expected regulatory approval.

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

On May 14, 2025, we announced a multi-year media rights agreement which allows us to produce and distribute all preseason, regular season and first-round playoff Tampa Bay Lightning games that are not allocated exclusively to national broadcasts. This agreement began with the 2025-2026 National Hockey League season, which started with the preseason in late September 2025.

On June 13, 2025, we announced a new, multi-year agreement with the Women's National Basketball Association ("WNBA") to continue airing regular season Friday night matchups on ION as part of its WNBA Fright Night Spotlight series.

On July 7, 2025, we entered into agreements with Gray Media, Inc. (“Gray”), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray’s KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the even exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction will close upon satisfaction of closing conditions and necessary regulatory approvals.

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. The proceeds from the 2030 Senior Notes were used to repay the remaining $426 million principal amount of the 2027 Senior Notes, provide a $205 million principal prepayment toward the June 2028 term loan, pay $89.7 million toward outstanding borrowings under our revolving credit facilities and pay related issuance costs and prepayment premiums related to the transaction. Additional information about the transaction is presented in Note 7. Long-Term Debt.

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, to Sun Broadcasting for $40.0 million. The transaction will close upon satisfaction of closing conditions and expected regulatory approval.

In October 2025, we received authorization from our Board of Directors and reached agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, to Circle City Broadcasting for $83.0 million. The transaction will close following completion of financing, satisfaction of customary closing conditions and expected regulatory approval.

We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2025 or any of the 2024 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At September 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $101 million and the redemption value of the preferred stock totaled $734 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Operating revenues	$525,854	(18.6)%	$646,300	$1,590,327	(10.7)%	$1,781,393
Cost of revenues, excluding depreciation and amortization	(311,313)	(1.9)%	(317,486)	(942,155)	(3.2)%	(973,126)
Selling, general and administrative expenses, excluding depreciation and amortization	(137,426)	(11.2)%	(154,781)	(418,051)	(7.5)%	(452,006)
Restructuring costs	(2,718)		(12,665)	(7,475)		(18,653)
Depreciation and amortization of intangible assets	(37,208)		(38,861)	(112,866)		(116,017)
Gains (losses), net on disposal of property and equipment	434		(727)	31,922		(717)
Operating income	37,623		121,780	141,702		220,874
Interest expense	(59,219)		(54,442)	(161,622)		(161,482)
Loss on extinguishment of debt	(7,622)		—	(10,594)		—
Other financing transaction costs	(6,466)		—	(44,537)		—
Defined benefit pension plan income (expense)	(338)		152	(1,013)		506
Miscellaneous, net	(1,165)		447	(2,692)		16,849
Income (loss) from operations before income taxes	(37,187)		67,937	(78,756)		76,747
Benefit (provision) for income taxes	4,228		(20,161)	6,380		(25,916)
Net income (loss)	$(32,959)		$47,776	$(72,376)		$50,831

Operating revenues decreased $120 million or 19% in the third quarter of 2025 and $191 million or 11% in the first nine months of 2025 when compared to prior periods. In this non-election year, political revenue decreased $126 million and $165 million in the quarter-to-date and year-to-date periods, respectively. Distribution revenue decreased $3.5 million and $21.3 million in the quarter-to-date and year-to-date periods, respectively. Core advertising revenue increased $7.6 million in the third quarter of 2025 and decreased $7.7 million in the first nine months of 2025 when compared to prior periods.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $6.2 million or 1.9% in the third quarter of 2025 and $31.0 million or 3.2% in the first nine months of 2025 when compared to prior periods. Employee compensation costs decreased $4.5 million and $13.5 million in the quarter-to-date and year-to-date periods, respectively, reflecting the impact of our restructuring initiatives. Syndicated programming decreased $1.4 million and $15.7 million and in the quarter-to-date and year-to-date periods, respectively. Network programming decreased $2.5 million and $9.5 million in the quarter-to-date and year-to-date periods, respectively, mainly due to carriage affiliation fees. Additionally, news service coverage costs decreased $1.2 million and $5.7 million in the quarter-to-date and year-to-date periods, respectively, driven by the shut down of the over-the-air broadcast for Scripps News. These cost decreases were partially offset by an increase in sports rights fees of $2.7 million and $17.0 million in the quarter-to-date and year-to-date periods, respectively.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $17.4 million or 11% in the third quarter of 2025 and $34.0 million or 7.5% in the first nine months of 2025 when compared to prior periods. Employee compensation costs decreased $12.6 million and $17.6 million in the quarter-to-date and year-to-date periods, respectively, due to savings achieved through our restructuring efforts. Additionally, professional and miscellaneous services at Local Media decreased $2.7 million and $4.0 million in the quarter-to-date and year-to-date periods, respectively, primarily due to an absence of political sales activities in 2025 compared to 2024. The year-to-date decrease was also driven by a $5.4 million decrease in advertising and promotions costs and a $4.2 million decrease in our national sales commissions.

Restructuring costs in the third quarter of 2025 and 2024 totaled $2.7 million and $12.7 million, respectively. Year-to-date restructuring costs totaled $7.5 million and $18.7 million in 2025 and 2024, respectively. Restructuring costs in 2025 included severance charges of $4.2 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees associated with the strategic reorganization efforts. In the third quarter of 2024, we incurred $10.9 million in severance charges related to the significant reduction of Scripps News' national news programming. Remaining restructuring costs in 2024 included severance charges and outside consulting fees associated with the strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $1.7 million or 4.3% in the third quarter of 2025 and $3.2 million or 2.7% in the first nine months of 2025 when compared to prior periods.

On April 30, 2025, we completed the sale of our West Palm Beach television station building to 110 Banyan LLC for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million.

Interest expense increased $4.8 million in the third quarter of 2025 and $0.1 million in the first nine months of 2025 when compared to prior periods. As part of the April and August 2025 debt transactions discussed in Note 7. Long-Term Debt, interest expense included write-offs of deferred financing costs totaling $1.4 million in the three months ended September 30, 2025 and $7.0 million in the year-to-date period of 2025. While average outstanding debt balances were lower in the third quarter of 2025 compared to the same period in 2024, higher interest rates contributed to an increase in interest costs incurred on borrowings. In the year-to-date period of 2025 compared to 2024, interest costs incurred on borrowings decreased due to lower year-over-year outstanding debt balances.

For the three and nine month periods ended September 30, 2025, we incurred a loss on extinguishment of debt of $7.6 million and $10.6 million, respectively, as part of the April and August 2025 debt transactions discussed in Note 7. Long-Term Debt. Additionally, we incurred non-capitalized transaction costs related to these debt transactions. These costs are reflected in the caption "Other financing transaction costs" and totaled $6.5 million and $44.5 million for the three and nine months ended September 30, 2025, respectively.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. This gain was included in Miscellaneous, net for the nine months ended September 30, 2024.

The effective income tax rate was 8.1% and 34% for the nine months ended September 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($2.3 million expense in 2025 and $3.9 million expense in 2024), state deferred rate changes ($2.7 million expense in 2025 and $2.1 million expense in 2024) and state NOL valuation allowance changes.

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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Segment operating revenues:
Local Media	$325,456	(27.0)%	$445,553	$985,611	(15.3)%	$1,163,315
Scripps Networks	200,956	(0.4)%	201,672	604,728	(2.4)%	619,670
Other	4,262	10.9%	3,843	14,185	11.7%	12,702
Intersegment eliminations	(4,820)	1.1%	(4,768)	(14,197)	(0.7)%	(14,294)
Total operating revenues	$525,854	(18.6)%	$646,300	$1,590,327	(10.7)%	$1,781,393
Segment profit (loss):
Local Media	$52,801	(67.1)%	$160,685	$143,541	(54.3)%	$314,371
Scripps Networks	53,299	26.7%	42,061	173,340	33.9%	129,462
Other	(7,598)	(1.9)%	(7,744)	(20,982)	(10.2)%	(23,377)
Shared services and corporate	(21,387)	2.0%	(20,969)	(65,778)	2.5%	(64,195)
Restructuring costs	(2,718)		(12,665)	(7,475)		(18,653)
Depreciation and amortization of intangible assets	(37,208)		(38,861)	(112,866)		(116,017)
Gains (losses), net on disposal of property and equipment	434		(727)	31,922		(717)
Interest expense	(59,219)		(54,442)	(161,622)		(161,482)
Loss on extinguishment of debt	(7,622)		—	(10,594)		—
Other financing transaction costs	(6,466)		—	(44,537)		—
Defined benefit pension plan income (expense)	(338)		152	(1,013)		506
Miscellaneous, net	(1,165)		447	(2,692)		16,849
Income (loss) from operations before income taxes	$(37,187)		$67,937	$(78,756)		$76,747

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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Segment operating revenues:
Core advertising	$131,548	1.8%	$129,256	$400,223	(1.1)%	$404,805
Political	5,141	(95.9)%	125,213	11,028	(93.5)%	168,530
Distribution	185,768	(0.4)%	186,480	565,572	(2.2)%	578,170
Other	2,999	(34.9)%	4,604	8,788	(25.6)%	11,810
Total operating revenues	325,456	(27.0)%	445,553	985,611	(15.3)%	1,163,315
Segment costs and expenses:
Employee compensation and benefits	105,115	(6.0)%	111,767	314,599	(2.9)%	324,062
Programming	124,659	(0.1)%	124,747	393,509	3.9%	378,603
Other expenses	42,881	(11.3)%	48,354	133,962	(8.4)%	146,279
Total costs and expenses	272,655	(4.3)%	284,868	842,070	(0.8)%	848,944
Segment profit	$52,801	(67.1)%	$160,685	$143,541	(54.3)%	$314,371

Revenues

Total Local Media revenues decreased $120 million or 27% in the third quarter of 2025 and $178 million or 15% in the first nine months of 2025 when compared to prior periods. During this non-election year, political revenues decreased $120 million in the third quarter of 2025 and $158 million in the first nine months of 2025 when compared to prior periods. Distribution revenues decreased $0.7 million or 0.4% in the third quarter of 2025 and $12.6 million or 2.2% in the first nine months of 2025 when compared to prior periods. Distribution revenues were unfavorably impacted by high-single-digit subscriber declines. These subscriber declines were partially offset by rate increases which favorably impacted distribution revenues by 9.2% and 7.4% in the quarter-to-date and year-to-date periods, respectively. During the second quarter of 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households. These renewal rates were effective as of March 31, 2025. Local Media revenues were also impacted by an increase in core advertising revenues of $2.3 million or 1.8% in the third quarter of 2025 and a decrease of $4.6 million or 1.1% in the first nine months of 2025 when compared to prior periods.

Costs and expenses

Employee compensation and benefits decreased $6.7 million or 6.0% in the third quarter of 2025 and $9.5 million or 2.9% in the first nine months of 2025 when compared to prior periods due to savings achieved through our restructuring efforts.

Programming expense decreased $0.1 million or 0.1% in the third quarter of 2025 and increased $14.9 million or 3.9% in the first nine months of 2025 when compared to prior periods. During 2025, we entered into sports rights contracts for the airing of games for the Women's National Basketball Association's Las Vegas Aces, which began with the start of the regular season in May 2025, and the National Hockey League's Tampa Bay Lightning, which began with the 2025-2026 National

Hockey League preseason in late September 2025. During 2024, we entered into a sports rights contract for the airing of games for the National Hockey League's Florida Panthers, which began with the 2024-2025 season in October 2024. Costs attributed to these sports rights agreements, as well as contractual rate increases for the Vegas Golden Knights and the Utah Mammoth (formerly the Utah Hockey Club/Arizona Coyotes) agreements increased programming expense by $0.6 million and $14.2 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses decreased $5.5 million or 11% in the third quarter of 2025 and $12.3 million or 8.4% in the first nine months of 2025 when compared to prior periods. Professional and miscellaneous services decreased $2.7 million and $4.0 million in the quarter-to-date and year-to-date periods, respectively, primarily due to an absence of political sales activities in 2025 compared to 2024. Facility costs decreased $1.4 million and $4.9 million in the quarter-to-date and year-to-date periods, respectively. Additionally, for the year-to-date period, national sales commissions decreased $2.5 million.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Change	2024	2025	Change	2024

Total operating revenues	$200,956	(0.4)%	$201,672	$604,728	(2.4)%	$619,670
Segment costs and expenses:
Employee compensation and benefits	22,120	(29.5)%	31,364	64,949	(28.7)%	91,126
Programming	86,858	(1.0)%	87,693	252,105	(8.4)%	275,329
Other expenses	38,679	(4.6)%	40,554	114,334	(7.6)%	123,753
Total costs and expenses	147,657	(7.5)%	159,611	431,388	(12.0)%	490,208
Segment profit	$53,299	26.7%	$42,061	$173,340	33.9%	$129,462

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $0.7 million or 0.4% in the third quarter of 2025 and $14.9 million or 2.4% in the first nine months of 2025 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics unfavorably impacted Scripps Networks revenues by 6.8% and 7.4% in the quarter-to-date and year-to-date periods, respectively. Lower ratings were partially offset by an increase in connected TV ("CTV") revenue and an increase in advertising spots sold. CTV revenue increased revenues by 4.8% and 4.7% in the quarter-to-date and year-to-date periods, respectively. An increase in advertising spots sold increased revenues by 4.8% and 2.4% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $9.2 million or 29% in the third quarter of 2025 and $26.2 million or 29% for the first nine months of 2025 when compared to prior periods. In the fourth quarter of 2024, we shut down the over-the-air broadcast for Scripps News. The savings achieved from this Scripps News action and other restructuring efforts were the primary contributor to the year-over-year decrease in employee compensation and benefits.

Programming expense decreased $0.8 million or 1.0% in the third quarter of 2025 and $23.2 million or 8.4% for the first nine months of 2025 when compared to prior periods. Carriage affiliation fees decreased $2.3 million and $10.5 million in the quarter-to-date and year-to-date periods, respectively. Syndicated programming costs decreased $1.3 million and $15.4 million in the quarter-to-date and year-to-date periods, respectively. These decreases were partially offset by an increase in sports rights fees of $2.5 million and $2.7 million in the quarter-to-date and year-to-date periods, respectively.

Other expenses decreased $1.9 million or 4.6% in the third quarter of 2025 and $9.4 million or 7.6% for the first nine months of 2025 when compared to prior periods. The shut down of the over-the-air broadcast for Scripps News accounted for $1.3 million and $4.3 million of the quarter-to-date and year-to-date decreases, respectively. For the year-to-date period, other expenses also decreased due to lower national sales commissions of $1.4 million.

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

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. As of September 30, 2025, we had $54.7 million of cash on hand and $269 million of additional borrowing capacity under our revolving credit facilities and securitization facility. As of September 30, 2025, we had no borrowings outstanding under our credit facilities and the maximum availability allowed and amount outstanding under the securitization facility was $360 million. Based on our current business plan, we believe our cash flow from operations and availability under the revolving credit facilities will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024

Net cash provided by operating activities	$7,969	$212,389
Net cash provided by (used in) investing activities	1,532	(41,676)
Net cash provided by (used in) financing activities	21,312	(171,390)
Increase (decrease) in cash and cash equivalents	$30,813	$(677)

Cash flows from operating activities

Cash provided by operating activities decreased $204 million in 2025 compared to 2024. Cash provided by operating activities was reduced by $44.5 million of debt refinancing transaction costs in 2025. There was a year-over-year decrease in segment profit of $126 million and a $93.1 million decrease in cash provided by changes in certain working capital accounts. The decrease in cash provided by changes in working capital accounts was primarily driven by the lack of advertising for political campaigns in this non-election year, which are generally paid in advance. For the nine months ended September 30, 2024, there was an $111 million increase in cash provided by changes in certain working capital accounts driven by the advertising for political campaigns. The decreases to cash provided by operating activities were partially offset by a decrease of $23.9 million in cash interest paid and a decrease of $38.9 million in cash taxes paid.

Cash flows from investing activities

Cash provided by investing activities was $1.5 million in 2025 compared to cash used in investing activities of $41.7 million in 2024. Investing activities in 2025 reflect $40.0 million of cash proceeds from the sale of our West Palm television station building, $6.9 million in cash used for investment purchases and $32.7 million in capital expenditures. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. This increase in cash provided by investing activities in 2024 was more than offset by $58.9 million of capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $21.3 million in 2025 compared to cash used in financing activities of $171 million in 2024. As of September 30, 2025, we had no borrowings outstanding under our credit facilities. During the first nine months of 2025, we had $1.6 billion of proceeds from the issuance of new long-term debt while we made payments on long-term debt of $1.9 billion. Long-term debt payments included $1.3 billion to pay down our May 2026 and January 2028 term loans, $426 million to redeem our outstanding principal amount of the 2027 Senior Notes and a $205 million pre-payment on our June 2028 term loan. On April 10, 2025, we entered into a three-year accounts receivable securitization facility. The net amount drawn and outstanding on the facility totaled $360 million at September 30, 2025. In connection with the April 2025 and August 2025 debt transactions, we paid $63.3 million in deferred financing costs and $6.7 million in debt extinguishment costs. During the first nine months of 2024, we had net debt payments of $155 million under our revolving credit facility.

Debt

On April 10, 2025, we entered into a new credit agreement and completed a series of previously announced refinancing transactions. Under the new credit agreement, we have a revolving credit facility with aggregate commitments of up to $208 million due July 2027 and a non-extended revolving credit facility with aggregate commitments of up to $70.0 million due January 2026. In connection with the new credit agreement, we have an outstanding balance of $676 million on our term loans as of September 30, 2025. The annual required principal payments on these term loans total $8.9 million.

On April 10, 2025, we entered into a new three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of September 30, 2025, the maximum availability allowed and amount outstanding under the securitization facility was $360 million.

On August 6, 2025, we issued $750 million of senior secured second lien notes and paid the remaining $426 million principal amount of the senior unsecured notes that were due to mature on July 15, 2027. As of September 30, 2025, we have $1.7 billion of senior notes outstanding. Senior secured notes have a total outstanding principal balance of $1.3 billion. The senior secured notes that mature on January 15, 2029 bear interest at a rate of 3.875% per annum and the senior secured notes that mature on August 15, 2030 bear interest at a rate of 9.875% per annum. Senior unsecured notes totaling $392 million mature on January 15, 2031 and bear interest at a rate of 5.375% per annum.

Debt Covenants

Our notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the new revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. For the non-extended revolving credit facility, we must comply with a maximum first lien net leverage ratio of 4.75 to 1.0 through September 30, 2025, at which point it stepped down to 4.50 times for the fiscal quarter ending December 31, 2025, and thereafter. As of September 30, 2025, we were in compliance with our financial covenants.

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

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2025 or any of the 2024 quarters. At September 30, 2025, aggregated undeclared and unpaid cumulative dividends totaled $101 million and the redemption value of the preferred stock totaled $734 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2025, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We have met regulatory funding requirements for our qualified benefit pension plan and do not have a mandatory contribution in 2025.

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
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2025		As of December 31, 2024
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$359,800	$359,800	$—	$—
Revolving credit facilities	—	—	—	—
Senior secured notes, due in January 2029	523,356	461,207	523,356	384,667
Senior secured notes, due in August 2030	750,000	701,250	—	—
Senior unsecured notes, due in July 2027	—	—	425,667	343,726
Senior unsecured notes, due in January 2031	392,071	274,450	392,071	199,956
Term loan, due in June 2028	337,489	340,020	—	—
Term loan, due in November 2029	338,453	323,223	—	—
Term loan, due in May 2026	—	—	721,213	701,380
Term loan, due in January 2028	—	—	543,000	483,270
Long-term debt, including current portion	$2,701,169	$2,459,950	$2,605,307	$2,112,999

Financial instruments subject to market value risk:
Investments held at cost	$6,457	(a)	$6,353	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at September 30, 2025 and December 31, 2024.

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