Form 10-K
period 2025-12-31
E.W. SCRIPPS Co
filed 2026-02-27
CIK 832428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2025     OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant, based on the $2.94 per share closing price for such stock on June 30, 2025, was approximately $183,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and descendants of Edward W. Scripps have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.
As of January 31, 2026, there were 77,096,119 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2026 annual meeting of shareholders.

Index to The E.W. Scripps Company Annual Report
on Form 10-K for the Year Ended December 31, 2025

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
Founded in 1878, The E.W. Scripps Company motto is "Give light and the people will find their own way." Our vision statement is We Create Connection. We serve audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. All of our local stations and national entertainment networks reach consumers over the air, and we have continued to expand our television networks and local brands on free streaming platforms. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription. For a full listing of our brands, visit http://www.scripps.com.

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters’ uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. We have committed to total cash contributions of $12.8 million for a 25% ownership interest in the joint venture, of which, $6.4 million was paid during 2025.

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

On April 10, 2025, we completed a series of previously announced refinancing transactions. Following the completion of the transactions, no amounts remain outstanding for our prior 2026 term loan, our prior 2028 term loan or our prior revolving credit facility. Additionally, we issued a $545 million tranche B-2 term loan that matures in June 2028 and a $340 million tranche B-3 term loan that matures in November 2029. We also replaced the prior revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a $70.0 million non-extended revolving credit facility, which matured on January 7, 2026. Finally, we also entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million that is scheduled to terminate on April 10, 2028. Additional information about the refinancing transactions is presented in Note 9. Long-Term Debt.

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

On July 7, 2025, we entered into agreements with Gray Media, Inc. ("Gray"), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction will close upon satisfaction of closing conditions and necessary regulatory approvals.

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. The proceeds from the 2030 Senior Notes were used to repay the remaining $426 million principal amount of the 2027 Senior Notes, provide a $205 million principal prepayment toward the June 2028 term loan, pay $89.7 million toward outstanding borrowings under our revolving credit facilities and pay related issuance costs and prepayment premiums related to the transaction. Additional information about the transaction is presented in Note 9. Long-Term Debt.

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million. The transaction has received necessary regulatory approval and is expected to close on March 2, 2026.

In October 2025, we reached agreement to sell WRTV, our local ABC- affiliated station in Indianapolis, Indiana, for $83.0 million. The transaction has received necessary regulatory approval and is expected to close by March 6, 2026.

In the fourth quarter of 2025, we committed to the sale of Court TV and closed on the sale of the network on February 9, 2026. We recognized a $19.5 million non-cash charge in the fourth quarter, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings (“INYO”) to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. In connection with this sale, we also received call options that granted us the right to acquire the assets of some or all of these 23 INYO television stations.

In February 2026, we notified INYO of our exercise of all of the options. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur.

The current aggregate purchase price for the exercise of all options is approximately $54 million. However, the purchase price is based on formulas that will be contingent on the respective closing dates of any transactions.

In February 2026, we announced an enterprise-wide transformation plan that is designed to improve operating performance and unlock new value and targets annualized enterprise EBITDA growth of $125 million to $150 million by 2028. We expect to deliver this improved EBITDA run-rate through cost savings and revenue growth initiatives that will leverage technology including AI and automation and increase revenue yield on our existing businesses.

Financial information for each of our operating segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements of this Form 10-K.

LOCAL MEDIA
Our Local Media segment includes more than 60 local television stations and their related digital operations. We have operated broadcast television stations since 1947, when we launched Ohio’s first television station, WEWS, in Cleveland. Our television station group reaches approximately 25% of the nation’s television households and includes 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 independent stations and 10 additional low power stations.
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
Revenue cycles and sources
Core Advertising

Our core advertising is comprised of sales to local and national businesses. The advertising includes a combination of broadcast spots as well as digital and connected TV advertising. Our core advertising revenues accounted for 42% of our Local Media segment’s revenues in 2025. Pricing of broadcast spot advertising is based on audience size and share, the demographics of our audiences and the demand for our limited inventory of commercial time. Our stations compete for advertising revenues with other sources of local media, including competitors’ television stations in the same markets, radio stations, cable television systems, newspapers, digital platforms and direct mail.

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

Political Advertising

Political advertising is generally sold through our Washington, D.C. sales office. Advertising is sold to presidential, gubernatorial, U.S. Senate and House of Representative candidates, as well as for state races and local issues. It is also sold to political action groups (PACs) and other advocacy groups. Political advertising revenues were 1.5% of our Local Media segment's revenues in 2025, a non-election year.

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

Distribution Revenues

We earn revenues from cable operators, satellite carriers, other multi-channel video programming distributors (collectively "MVPDs"), other online video distributors and subscribers for access rights to our local broadcast signals. Distribution revenues were 56% of our Local Media segment's revenues in 2025. These arrangements are generally governed by multi-year contracts and the fees we receive are typically based on the number of subscribers the respective distributor has in our markets and the contracted rate per subscriber. During 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households.
Expenses
Employee costs accounted for 37% of our Local Media segment's costs and expenses in 2025.
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

Programming costs, which include network affiliation fees, local sports rights fees, syndicated programming and shows produced for us or in partnership with others, were 47% of our Local Media segment's costs and expenses in 2025.

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

Information concerning our full-power television stations, their network affiliations and the markets in which they operate is as follows:

Station	Market	Network Affiliation/ DTV Channel	Affiliation Agreement Expires in	FCC License Expires in	Market Rank(1)

KNXV-TV	Phoenix, AZ - Ch. 15	ABC/15	2026	2030	11
KASW -TV	Phoenix, AZ - Ch. 61	Ind/27	N/A	2030	11
WMYD-TV	Detroit, MI - Ch. 20	Ind/31	N/A	2029	12
WXYZ-TV	Detroit, MI - Ch. 7	ABC/25	2026	2029	12
WFTS-TV	Tampa-St. Petersburg, FL - Ch. 28	ABC/17	2026	2029	14
WXPX-TV	Tampa-St. Petersburg, FL - Ch. 66	Ind/29	N/A	2029	14
KMGH-TV	Denver-Aurora, CO - Ch. 7	ABC/7	2026	2030	16
KCDO-TV	Denver-Aurora, CO - Ch. 3	Ind/23	N/A	2030	16
WEWS-TV	Cleveland, OH - Ch. 5	ABC/15	2026	2029	17
WSFL-TV	Miami, FL - Ch. 39	Ind/27	N/A	2029	18
WMAR-TV	Baltimore, MD - Ch. 2	ABC/27	2026	2028	25
WRTV-TV	Indianapolis, IN - Ch. 6	ABC/25	2026	2029	27
WTVF-TV	Nashville, TN - Ch. 5	CBS/36	2026	2029	28
KMCI-TV	Kansas City, MO - Ch. 38	Ind/25	N/A	2030	29
KSHB-TV	Kansas City, MO - Ch. 41	NBC/36	2027	2030	29
WTMJ-TV	Milwaukee, WI - Ch. 4	NBC/32	2027	2029	31
KGTV-TV	San Diego, CA - Ch. 10	ABC/10	2026	2030	32
WCPO-TV	Cincinnati, OH - Ch. 9	ABC/26	2026	2029	34
KSTU-TV	Salt Lake City, UT - Ch. 13	FOX/28	2028	2030	36
KUPX-TV	Salt Lake City, UT - Ch. 16	Ind/29	N/A	2030	36
WPTV-TV	West Palm Beach-Port St. Lucie, FL - Ch. 5	NBC/12	2027	2029	37
WHDT-TV	West Palm Beach-Port St. Lucie, FL - Ch. 9	Ind/34	N/A	2029	37
KTNV-TV	Las Vegas, NV - Ch. 13	ABC/13	2026	2030	41
KMCC-TV	Las Vegas, NV - Ch. 34	Ind/32	N/A	2030	41
WGNT-TV	Norfolk-Virginia Beach, VA - Ch. 27	Ind/20	N/A	2028	42
WTKR-TV	Norfolk-Virginia Beach, VA - Ch. 3	CBS/16	2027	2028	42
WXMI-TV	Grand Rapids-Kalamazoo, MI - Ch. 17	FOX/19	2028	2029	44
WKBW-TV	Buffalo, NY - Ch. 7	ABC/34	2026	2031	49
WFTX-TV	Ft. Myers-Cape Coral, FL - Ch. 36	FOX/34	2028	2029	50
WTVR-TV	Richmond, VA - Ch. 6	CBS/23	2027	2028	55
WGBA-TV	Green Bay-Appleton, WI - Ch. 26	NBC/14	2027	2029	61
WACY-TV	Green Bay-Appleton, WI - Ch. 32	Ind/36	N/A	2029	61
KJRH-TV	Tulsa, OK - Ch. 2	NBC/8	2027	2030	63
WLEX-TV	Lexington, KY - Ch. 18	NBC/28	2027	2029	65
KMTV-TV	Omaha, NE - Ch. 3	CBS/31	2027	2030	67
KWBA-TV	Tucson, AZ - Ch. 58	Ind/21	N/A	2030	73
KGUN-TV	Tucson, AZ - Ch. 9	ABC/9	2026	2030	73
KOAA-TV	Colorado Springs, CO - Ch. 5	NBC/25	2027	2030	83
KXXV-TV	Waco-Killeen, TX - Ch. 25	ABC/26	2026	2030	88
KIVI-TV	Boise, ID - Ch. 6	ABC/24	2026	2030	104
WSYM-TV	Lansing, MI - Ch. 47	FOX/28	2028	2029	112
WTXL-TV	Tallahassee-Thomasville, FL-GA - Ch. 27	ABC/27	2026	2029	117
KERO-TV	Bakersfield, CA - Ch. 23	ABC/10	2026	2030	121
KATC-TV	Lafayette, LA - Ch. 3	ABC/28	2026	2029	124
KSBY-TV	Santa Barbara-Santa Maria, CA - Ch. 6	NBC/15	2027	2030	129
KRIS-TV	Corpus Christi, TX - Ch. 6	NBC/26	2027	2030	135
KTVQ-TV	Billings, MT - Ch. 2	CBS/10	2026	2030	164
KPAX-TV	Missoula, MT - Ch. 8	CBS/25	2026	2030	166
KXLF-TV	Butte-Bozeman-Silver Bow, MT - Ch. 4	CBS/15	2026	2030	187
KRTV-TV	Great Falls, MT - Ch. 3	CBS/7	2026	2030	190
KTVH-TV	Helena, MT - Ch. 12	NBC/31	2027	2030	204
(1) Market rank is based on the October 2025 Comscore HH Universe estimates.

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

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our Scripps Networks segment. Programming expenses accounted for 58% of our Scripps Networks segment's costs and expenses in 2025, reflecting the costs of investing in quality programming, costs of distribution from carriage agreements with local television broadcasters and cable and satellite providers and costs of programming acquired under multi-year sports rights agreements. The national networks are carried on both our owned and operated television stations and from carriage agreements with other broadcast stations. Our over-the-air ("OTA") television networks are well-positioned to capitalize on cord-cutting trends and provide a platform for delivering mass audiences to national advertisers.

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

Bounce

Bounce is available in approximately 95% of U.S. television broadcast homes. Bounce is an African American broadcast network dedicated to inspiring, empowering and entertaining viewers. Bounce programming represents a rich mosaic of the African American community, featuring both licensed and original dramas, sitcoms, movies and specials. Original programming includes the hit series Mind Your Business. Bounce XL is available as either an app or FAST channel with distribution on multiple streaming services.

Court TV

Court TV is available in approximately 87% of U.S. television broadcast homes. Court TV is devoted to live, gavel-to-gavel coverage, in-depth legal reporting and expert analysis of the nation's most important and compelling trials. Court TV is available as either an app or FAST channel with distribution on multiple streaming services. We closed on the sale of the network on February 9, 2026.

Grit

Grit is available in approximately 98% of U.S. television broadcast homes and appeals more strongly to male viewers. Grit’s programming line-up is primarily iconic Western series and movies. Grit Xtra is available as a FAST channel with distribution across multiple streaming services.

ION Mystery

ION Mystery is available in approximately 97% of U.S. television broadcast homes, and its programming is anchored in popular true-crime and justice procedural programming. Programming on ION Mystery includes NCIS and CSI franchises. ION Mystery is available as a FAST channel with distribution across multiple streaming services.

ION Plus

ION Plus is available in approximately 87% of U.S. television broadcast homes. The network features popular action and suspense programming that includes Hudson & Rex, Bull, MacGyver and Scorpion. ION Plus is available as a FAST channel with distribution across multiple streaming platforms.

Laff

Laff is available in approximately 95% of U.S. television broadcast homes and targets comedy-lovers in the 18 to 49 age range. Programming on Laff includes popular sitcoms such as Home Improvement, Last Man Standing, Man with a Plan and According to Jim. Laff More is available as a FAST channel with distribution across multiple streaming services.

Scripps News

Scripps News is our national streaming news channel focused on bringing objective, fact-based reporting and analysis on world and national news, including politics, entertainment, science and technology. In November 2024, we stopped distribution of the channel on over-the-air television. Scripps News is available on multiple streaming and digital platforms as either an app or FAST channel. The network’s programming lineup includes Morning Rush, Scripps News On The Scene, Happening Now In America, Today as it Happened and Scripps News Showcase.

Information concerning our Scripps Networks FCC licensed television stations and the markets in which they operate is as follows:

Station	Market	DTV Channel	FCC License Expires in	Market Rank(1)

WPXN	New York, NY	34	2031	1
KILM	Los Angeles, CA	24	2030	2
KPXN	Los Angeles, CA	24	2030	2
WCPX	Chicago, IL	34	2029	3
WPPX	Philadelphia, PA	34	2031	4
KPXD	Dallas-Ft. Worth, TX	25	2030	5
WPXW	Washington, DC	35	2028	6
WWPX	Washington, DC	13	2028	6
WBPX	Boston, MA	22	2031	7
WDPX	Boston, MA	22	2031	7
WPXG	Boston, MA	23	2031	7
WPXA	Atlanta, GA	16	2029	8
KKPX	San Francisco-San Jose, CA	33	2030	9
KPXB	Houston, TX	32	2030	10
KPXM	Minneapolis-St. Paul, MN	16	2030	13
KWPX	Seattle, WA	33	2031	15
WPXM	Miami, FL	21	2029	18
WOPX	Orlando, FL	14	2029	19
KSPX	Sacramento, CA	21	2030	20
WRBU	St. Louis, MO	28	2029	22
WINP	Pittsburgh, PA	16	2031	23
WFPX	Raleigh-Durham, NC	32	2028	24
WRPX	Raleigh-Durham, NC	32	2028	24
KPXG	Portland, OR	22	2031	26
WNPX	Nashville, TN	32	2029	28
WPXE	Milwaukee, WI	30	2029	31
WSFJ	Columbus, OH	19	2029	33
KPXL	San Antonio, TX	26	2030	35
WPXC	Jacksonville, FL	24	2029	43
WPXL	New Orleans, LA	33	2029	51
WPXQ	Providence, RI	17	2031	53
WQPX	Wilkes Barre-Scranton, PA	33	2031	57
WPXK	Knoxville, TN	18	2029	59
WKOI	Dayton, OH	31	2029	60
KTPX	Tulsa, OK	28	2030	63
KFPX	Des Moines, IA	36	2030	70
WIPL	Portland, ME	24	2031	72
WPXR	Roanoke-Lynchburg, VA	27	2028	76
WZRB	Columbia, SC	25	2028	78
WLPX	Charleston-Huntington, WV	18	2028	79
WSPX	Syracuse, NY	36	2031	82
KPXR	Cedar Rapids, IA	22	2030	85
WEPX	Greenville-Jacksonville, NC	36	2028	101
WPXU	Greenville-Jacksonville, NC	16	2028	101
WTPX	Wausau-Stevens Point, WI	19	2029	131
(1) Market rank is based on the October 2025 Comscore HH Universe estimates.

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

FCC regulations govern the ownership of television stations, and the agency is required by statute to review these rules every four years to determine if they continue to serve the public interest. In an Order released in December 2023, the FCC concluded the review that commenced in 2018. Following court challenges, certain portions of that December 2023 Order were overturned, and the FCC regulations now in effect restrict a single entity to ownership of two full-power television stations in a market but no longer limit such combinations based on the market ranking or network affiliation of the stations involved. The court decision also overturned the portions of the December 2023 Order that had prohibited television broadcasters from using multicast channels or low power television stations to acquire two or more “top-four” network affiliations in a single market. The 2022 quadrennial review of the ownership rules remains open, and the FCC in late 2025 sought further comment in that proceeding.

With respect to national television ownership, the FCC voted in December 2017 to consider whether and how it might revisit its rule preventing applicants from obtaining an ownership interest in television stations whose total national audience reach would exceed 39% of all television households. Earlier in that year, the FCC also reinstated the 50% discount applied to the number of households deemed covered by UHF television stations. Scripps' current national audience reach is approximately 38% of television households after application of the “UHF discount.” The FCC in 2025 requested that parties update the record in this proceeding as well.

We cannot predict the outcome of these open proceedings, including likely court reviews of any FCC decisions regarding its local or national broadcast ownership rules, or the effect of further FCC rule revisions on our stations' operations or our business.

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

Broadcasters are continuing to deploy a new voluntary digital television standard, ATSC 3.0. This Internet-protocol based transmission method permits television stations to offer enhanced and innovative services coupled with much improved broadcast signal reception, particularly by mobile devices. The new standard, however, is incompatible with both existing television receivers and with a station’s ability to continue offering its service via the current ATSC 1.0 digital standard. To avoid loss of service to those viewers who lack a new receiver, stations switching to ATSC 3.0 transmission are required to arrange for a local station that continues to use the current 1.0 standard to air (on a subchannel) programming “substantially similar” to that offered by the switching station on its 3.0 channel. In return, the 3.0 station could host the 3.0 signal of its 1.0

“host” station. This “simulcasting” requirement is currently due to expire in July 2027. The FCC in an October 2025 Notice proposed eliminating the requirement prior to that date, although we cannot predict whether the FCC will ultimately adopt that proposal. Scripps stations in several markets are operating with the new transmission protocol.

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

Other proceedings before the FCC and the courts have reexamined the policies that protect television stations' rights to control the distribution of their programming within their local service areas. For example, the FCC in 2014 initiated a rulemaking proceeding on the degree to which an entity relying upon the Internet to deliver video programming should be subject to the regulations that apply to multi-channel video programming distributors (“MVPDs”), such as cable operators and satellite systems. While the major broadcast networks secured a victory in their lawsuit against the streaming service Locast, with the court finding that its retransmission of local television stations’ signals without their consent violated copyright law, the application of copyright law to other streaming services remains uncertain.

In late 2025, the FCC also initiated a proceeding to gather information and examine the state of the relationships between networks and their affiliated broadcast stations, including how changes in the network-affiliate relationship are impacting local stations’ ability to satisfy their public interest obligations. We cannot predict the outcome of these or any other FCC proceedings or their possible impact on the Company.

The FCC may impose substantial penalties for violations of its rules and policies. While uncertainty continues regarding the scope of the FCC's authority to regulate or influence program content, including indecent programming, the agency has increased its enforcement efforts regarding other programming issues such as sponsorship identification (including specific rules related to foreign-sponsored programming), broadcasting improper emergency alerts and extending service to persons with disabilities. We cannot predict the effect of the FCC’s enforcement efforts on the Company.

Employees and Human Capital Management

Our people are central to our ability to serve audiences, execute our strategy and sustain long-term performance in a rapidly evolving media environment. We focus on building a high-performing organization by attracting, developing and retaining future-ready talent with the skills, leadership and adaptability required. Through continuous learning, thoughtful integration of technology and artificial intelligence and strong governance, we seek to support our workforce, enhance how work gets done and align our human capital strategy with long-term shareholder value.

Employees

As of December 31, 2025, we had approximately 4,600 employees, including full-time and part-time employees. Various labor unions represent approximately 330 employees, all of which are in Local Media. We have not experienced any work stoppages at our current operations since 1985. We consider our relationships with our employees to be good.

Social Impact

Our senior leadership team collaborates with business and human resource leaders to develop and implement objectives and initiatives that are focused on our workforce (creating spaces where all are included, engaged and able to grow), workplace (brainstorming and co-creating so that learning, helping each other, sharing ideas and belonging are just part of how we get things done) and community (connecting what we do at work with how we give back). At its core, this work is about creating an environment where every employee feels empowered to contribute, connect and grow in ways that are both personally fulfilling and impactful to our collective success.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining and incentivizing our existing and future employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits. Our compensation philosophy is based on rewarding each employee’s individual contributions by using a combination of fixed and variable pay, including base salary, bonus, commissions and merit increases, which vary across the business and by role. In addition, as part of our long-term incentive plan for executives and certain employees, we provide share-based compensation to foster our merit-based culture; align our business leaders’ interests with those of our shareholders; and attract, retain and motivate our key leaders.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient health and welfare programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary identity theft protection, access to student loan assistance programs, voluntary short-term and long-term disability insurance and term life insurance. We also offer a voluntary Employee Stock Purchase Plan ("ESPP") whereby employees can elect to purchase company stock at a discounted price through payroll deductions. Additionally, we offer a 401(k) defined contribution plan to employees and an executive deferred compensation plan to certain senior-level employees. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

At Scripps, the health and well-being of our employees and their families is important to us. This is why we offer a comprehensive benefits package known as the Scripps Choice Plan, which is designed to meet the needs of our workforce.

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

We are committed to fostering a culture of continuous learning. In 2025, employees completed training courses tailored to specific roles and skill sets. Our approach ensures that training adapts to the demands of the business, with a focus on building competencies critical to future success. Employees can also update their skills, interests and experiences in our career development platform, enabling us to align opportunities with their aspirations and encourage self-driven career exploration.

In 2025, Scripps launched Engine Room, an enterprise Artificial Intelligence ("AI") platform designed to support both organization-wide capability building and function-specific skill development. The platform is paired with enterprise training to establish baseline AI literacy, along with role-based coaching agents that provide employees and leaders with timely guidance to support performance, learning and decision-making within defined guardrails.

Early adoption and sustained engagement with Engine Room reflect strong employee interest in practical, responsible uses of AI to support their work. These results are the product of a deliberate partnership between Human Resources, Technology and business leaders, reinforcing our belief that successful AI adoption is driven as much by culture and change management as by technology itself.

Visible executive sponsorship, consistent communication and a clear articulation of the “why” behind AI have created a structured environment for experimentation, enabling employees to contribute to how AI is applied in their roles rather than resist its introduction. This work reinforces a learning culture where employees are encouraged to build new skills as roles and technologies evolve.

Our approach emphasizes responsible AI use, with governance and oversight integrated into platform design and deployment. As Engine Room continues to evolve, it supports Scripps’ broader efforts to build future-ready capabilities, reclaim time for higher-impact work, and adapt to ongoing industry change, aligning human capital and technology investments in service of long-term business objectives.

Our leadership programs are designed to cultivate effective leaders at every level, from first-time managers to future executives. These programs emphasize continuous learning through flexible formats, including self-paced modules, cohort-based learning and live workshops. Participants gain critical skills such as effective communication, team management and strategic thinking, reinforced through experiential opportunities like coaching and mentorship. By investing in leadership development, we foster stronger team performance, increased employee engagement and a robust pipeline of future leaders.

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

Communication and Engagement

We strongly believe Scripps’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To that end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including frequent emails and videos from corporate leaders to all employees; an employee portal featuring timely articles, information and employee stories; daily company social media engagement; and regular town hall meetings with the CEO and other leaders.

Our industry continues to go through an unprecedented time of change, and we require a high-performing culture to keep up. It is a strategic priority for us. We believe that candid feedback from employees can help us better understand our culture and where we can make improvements. To assist with gathering feedback, last year we introduced Scripps Voice, an ongoing listening program, across the Company. The program consists of bi-weekly, five-question pulse surveys with immediate access to results for managers. It is designed to be most effective at the team level, understanding that widespread positive and sustainable culture begins at the team level. We also welcome communication from our employees through focus groups and town hall meeting surveys.

In addition, Scripps employees across the country are giving back in their local communities through reporting on critical issues, entertaining audiences with quality content, fundraising to help those in need and volunteering for important causes. Scripps offers a paid volunteer time-off program to encourage eligible employees to actively participate in their communities by volunteering their time, talents and resources. Volunteerism helps to build employee morale and skills, encourages teamwork, promotes loyalty and job satisfaction and helps improve the communities in which we live and work.

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
ION's broadcast stations are primarily carried by cable and satellite operators in their local television markets pursuant to the FCC’s “must carry” rules. Additionally, in certain of our markets, our national networks are carried by local television broadcasters and cable and satellite operators pursuant to negotiated carriage agreements. These contracts typically require us to make fee payments and generally have three to five-year terms.

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

•If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired. Our business depends upon maintaining our broadcast licenses from the FCC, which has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. The FCC usually grants licenses for an eight-year term. The next round of renewals begins in 2028. We cannot assure that future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect operations. If the FCC fails to renew any of these licenses, it could prevent us from operating the affected stations. If the FCC renews a license with substantial conditions or modifications (including renewing the license for a term of fewer than eight years), it could have a material adverse effect on the affected station’s revenue potential.

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

To execute our strategic plan and maintain business continuity, we must attract and retain personnel with appropriate talent and skills. If we are unable to hire and retain employees capable of performing key functions, or if measures we take to address decreased labor availability are ineffective or result in unintended negative consequences, our business could be adversely affected. Sustained labor shortages or elevated turnover, whether driven by general macroeconomic conditions or industry-specific dynamics (including a shrinking pool of talent interested in the media business), could increase operating costs, including wage and benefit expenses, and negatively affect our revenue, profitability, operations and business continuity.

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

Security breaches, malware or other “cyber attacks” could harm our business by disrupting delivery of services, jeopardizing our confidential information and that of our vendors and clients, and damaging our reputation. Our operations are routinely involved in receiving, storing, processing and transmitting sensitive information. Although we monitor security measures regularly, any unauthorized intrusion, malicious software infiltration, theft of data, network disruption, denial of service, or similar act by any party could disrupt the integrity, continuity, and security of our systems or the systems of our clients or vendors. In addition, the rapid global advancement of artificial intelligence and machine learning technologies may also heighten our risks by making cyber attacks more difficult to detect, contain and mitigate. These events, or our failure to employ new technologies, revise processes and invest in people to sustain our ability to defend against cyber threats, could create financial liability, regulatory sanction, or a loss of confidence in our ability to protect information, and adversely affect our revenue by causing the loss of current or potential clients.

We are subject to risks related to our use of Artificial Intelligence ("AI"), a new and emerging technology, which is in the early stages of commercial use.

We continually evaluate the use of AI in our business processes. In recent years, the use of AI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and reliability and accuracy of the information produced, all of which could have a material adverse effect on our business, results of operations and financial position. Further, new laws, guidance and decisions in this area may limit our ability to use AI or decrease its usefulness. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with AI, our business, results of operations and financial position could be negatively impacted.

We have issued $600 million in preferred shares, the terms of which restrict us from undertaking certain actions while such preferred shares are outstanding.

Berkshire Hathaway Inc. (“Berkshire Hathaway”) provided $600 million of financing for the ION acquisition in exchange for Series A Preferred Shares of the Company. The preferred shares are redeemable at the option of Scripps and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). The dividend rate on the preferred shares is 9% per annum for the remaining periods that the preferred shares are outstanding. As of December 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $117 million. Under the terms of the preferred shares, Scripps is subject to certain restrictions, including being prohibited from paying dividends on and purchasing its common shares until all preferred shares are redeemed. While the preferred shares are outstanding, we may also not issue any additional preferred shares or any shares of any other series of preferred without the consent of Berkshire Hathaway. These restrictions may limit our flexibility to pursue other strategic opportunities.

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

As of December 31, 2025, we had approximately $2.6 billion in aggregate principal amount of outstanding indebtedness, approximately $392 million of which constituted senior unsecured debt, $1.3 billion of which constituted senior secured debt and $619 million of which constituted the aggregate principal amount of term loans under our Credit Agreement. Also included in our outstanding indebtedness was an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. As of December 31, 2025, the amount outstanding under the securitization facility was $361 million. Additionally, we have the ability to incur up to $208 million of indebtedness under our Credit Agreement through a revolving credit facility which matures in July 2027, all of which is secured indebtedness, effectively ranking senior to unsecured indebtedness to the extent of the value of the assets securing such indebtedness.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our Credit Agreement or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise alternative capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations under the respective agreements, which would likely have a material adverse effect on us.

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

Cybersecurity Program

Scripps is committed to having a strong cybersecurity program and employs a chief information security officer ("CISO") to oversee the cybersecurity leadership team. Our CISO has extensive technology and risk management experience in various industries and is qualified as a boardroom certified technology expert (QTE) by the Digital Directors Network. The team manages governance, risk and compliance, security operations and identity and access management. Scripps routinely identifies and considers potential improvements to its cybersecurity program based on the threat landscape. Improvements may include adjustments to staffing, processes or the acquisition of new technology. When such potential improvements are identified, the Company weighs the costs and benefits of such improvements (including against other potential improvements) and, if selected, the improvements are added to a roadmap for possible implementation.

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

•Engage in industry collaboration and cyber threat intelligence sharing to strengthen defenses, enhance situational awareness and protect our people, content and technology.

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

Oversight

Cybersecurity is a key risk included in risk management discussions on the Governance, Risk and Compliance committee that meets quarterly before board meetings. The Board of Directors oversees cybersecurity and technology risks through the Audit Committee, which receives quarterly updates from the CISO. Intermittent updates are provided to the full Board for educational purposes or when special needs arise. Our Cyber Risk Management program is built on a close partnership between Cybersecurity, Privacy Legal and Audit — aligning expertise to proactively identify, assess and mitigate evolving threats.

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

Our Scripps Networks business primarily leases their facilities for executive offices, sales offices and studio space, while our critical uplink and monitoring site is owned.

All of our owned and leased properties are in good condition, and suitable for the conduct of our present business. We have and will continue to consider monetizing our owned real estate when opportunities arise. We believe that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future site replacement or expansion.

Item 3.	Legal Proceedings
We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Company — Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Adam P. Symson	51	President and Chief Executive Officer (since August 2017)
Jason Combs	49	Chief Financial Officer (since January 2021); Vice President, Financial Planning & Analysis (April 2015 to January 2021)
David M. Giles	65	Chief Legal Officer (since August 2024); Senior Vice President, Deputy General Counsel and Chief Ethics Officer (August 2017 to August 2024)
Laura M. Tomlin	50	Chief Transformation Officer (since August 2024); Chief Administrative Officer (January 2021 to August 2024); Executive Vice President, National Media (November 2019 to January 2021)
Brian G. Lawlor	59	President, Scripps Sports (since December 2022); President, Local Media (August 2017- January 2023)
Daniel W. Perschke	46	Senior Vice President, Controller (Principal Accounting Officer) (since November 2020); Vice President, Assistant Controller (January 2018 to November 2020)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common shares are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SSP.” As of December 31, 2025, there were approximately 13,300 owners of our Class A Common shares, based on security position listings, and approximately 70 owners of our Common Voting shares (which do not have a public market).
There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under the terms of the preferred stock issued in 2021 to Berkshire Hathaway, Inc., we are prohibited from repurchasing our common shares until all preferred shares are redeemed. See Note 16. Capital Stock and Share-Based Compensation Plans in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

Performance Graph — Set forth below is a line graph comparing the cumulative return on the Company’s Class A Common shares, assuming an initial investment of $100 as of December 31, 2020, and based on the market prices at the end of each year and assuming dividend reinvestment, with the cumulative total return of the S&P 500 Index and the cumulative total return of the NASDAQ US Benchmark Media TR Index.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

The E.W. Scripps Company	$100.00	$126.55	$86.26	$52.24	$14.45	$26.08
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ US Benchmark Media TR Index	100.00	100.93	58.55	73.36	107.27	115.07

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2025.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 27, 2026, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)There are no supplemental schedules that are required to be filed as part of this Form 10-K.

(c)An exhibit index required by this item appears below.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Report Date
2.01	Agreement and Plan of Merger by and among The E.W. Scripps Company, Scripps Media, Inc., Scripps Faraday, Inc., ION Media Networks, Inc., and BD ION Equityholder Rep LLC, dated September 23, 2020	8-K/A	001-10701	2.1	9/23/2020
3.01	Amended Articles of Incorporation of The E.W. Scripps Company	10-Q	001-10701	3.05	3/31/2023
3.02	Amended and Restated Code of Regulations of The E.W. Scripps Company	8-K	000-16914	10.02	5/10/2007
4.01	Warrant Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	4.1	1/4/2021
4.02	First Amendment to Warrant Agreement dated as of May 14, 2021	8-K	001-10701	4.2	5/14/2021
4.03	Description of Capital Stock of Scripps	10-Q	001-10701	4.03	3/31/2023
4.04	Secured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.1	12/30/2020
4.05	Unsecured Senior Notes Indenture dated as of December 30, 2020	8-K	001-10701	10.2	12/30/2020
4.06	Indenture, dated as of August 6, 2025, by and among The E.W. Scripps Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-10701	4.01	8/6/2025
4.07	Rights Agreement, dated as of November 26, 2025, by and between The E.W. Scripps Company and Computershare Trust Company, N.A., as Rights Agent	8-K	001-10701	4.1	11/25/2025
10.01	The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/17/2023
10.02	Amendment No. 1 to The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/22/2024
10.03	Amendment No. 2 to The E.W. Scripps Company 2023 Long-Term Incentive Plan	DEF 14A	001-10701	Appendix	3/20/2025
10.04	Form of Independent Director Nonqualified Stock Option Agreement	8-K	000-16914	10.03B	2/9/2005
10.05	The E.W. Scripps Company Executive Annual Incentive Plan	10-K	001-10701	10.04	12/31/2019
10.06	Scripps Executive Severance and Change in Control Plan (Effective as of February 25, 2020)	10-K	001-10701	10.05	12/31/2022
10.07	Second Amended and Restated Scripps Family Agreement	SC 13D/A	005-43473	99.1	4/5/2021
10.08	1997 Deferred Compensation and Stock Plan for Directors, as amended	8-K	000-16914	10.61	5/8/2008
10.09	Scripps Supplemental Executive Retirement Plan as Amended and Restated effective February 23, 2015	10-Q	000-16914	10.10	9/30/2017
10.10	Employment Agreement between the Company and Adam P. Symson	8-K	001-10701	10.1	8/2/2022
10.11	Scripps Executive Deferred Compensation Plan, Amended and Restated as of February 23, 2015	10-Q	000-16914	10.14	9/30/2017
10.12	The E.W. Scripps Company Restricted Share Unit Agreement (Non-Employee Directors)	10-K	001-10701	10.10	12/31/2023
10.13	Employee Restricted Share Unit Agreement	10-K	001-10701	10.11	12/31/2023

10.14	The E.W. Scripps Company Restricted Share Unit Agreement (Executive Officers)	10-K	001-10701	10.12	12/31/2023
10.15	CEO Performance-Based Restricted Share Unit Agreement	8-K	001-10701	10.2	8/2/2022
10.16	CEO Time-Based Restricted Share Unit Agreement	8-K	001-10701	10.3	8/2/2022
10.17	Securities Purchase Agreement, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc., dated September 23, 2020	8-K	001-10701	10.1	9/23/2020
10.18	Registration Rights Agreement dated January 7, 2021, by and between The E.W. Scripps Company and Berkshire Hathaway, Inc.	8-K	001-10701	10.3	1/4/2021
10.19	Credit Agreement, dated as of April 10, 2025, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto and JPMorgan Chase Bank, National Association, in its capacity as administrative agent for the lenders, as an issuing bank and as a swingline lender	8-K	001-10701	10.1	4/10/2025
10.20	Receivables Financing Agreement, dated as of April 10, 2025, by and among Scripps SPV, LLC, as borrower, the Persons from time to time party thereto, as lenders and lender representatives, PNC Bank, National Association, as administrative agent, the Company, as servicer, PNC Capital Markets LLC, as structuring agent, joint lead arranger and bookrunner and KKR Capital Markets LLC, as joint lead arranger and bookrunner	8-K	001-10701	10.2	4/10/2025
10.21	First Tier Sale and Contribution Agreement, dated as of April 10, 2025, by and among each of the persons from time to time party thereto, as originators, The E.W. Scripps Company, as servicer and Scripps SPV Midco, LLC, as buyer	8-K	001-10701	10.3	4/10/2025
10.22	Second Tier Sale and Contribution Agreement, dated as of April 10, 2025, by and among Scripps SPV, LLC, as buyer, The E.W. Scripps Company, as servicer and Scripps SPV Midco, LLC, as seller	8-K	001-10701	10.4	4/10/2025
10.23	Performance Guaranty, dated as of April 10, 2025, by The E.W. Scripps Company in favor of PNC Bank, National Association, as administrative agent	8-K	001-10701	10.5	4/10/2025
10.24	Asset Purchase Agreement for the Sale of Television Stations by and among Gray Local Media, Inc., Gray Television Licensee, LLC, Scripps Media, Inc. and ION Television License, LLC dated as of July 7, 2025	10-Q	001-10701	10.01	9/30/2025
10.25	Asset Purchase Agreement for the Sale of Television Stations by and among Scripps Media, Inc., Scripps Broadcasting Holdings, LLC, ION Television License, LLC, Gray Local Media, Inc. and Gray Television Licensee, LLC, dated as of July 7, 2025	10-Q	001-10701	10.02	9/30/2025
14	The E.W. Scripps Company Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers	*
19	The E.W. Scripps Insider Trading Policy	10-K	001-10701	19	12/31/2023
21	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm	*
31(a)	Section 302 Certifications	*
31(b)	Section 302 Certifications	*
32(a)	Section 906 Certifications	*
32(b)	Section 906 Certifications	*
97	The E.W. Scripps Company Compensation Recovery Policy	10-K	001-10701	97	12/31/2023
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	*
* - As filed herewith

Item 16.	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E. W. SCRIPPS COMPANY

Dated: February 27, 2026	By:	/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 27, 2026.

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
This section of the Form 10-K omits discussion of year-to-year comparisons between 2024 and 2023, which may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2024 Form 10-K.

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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in more than 40 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlets Scripps News and Court TV and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. All of our local stations and national entertainment networks reach consumers over the air, and we have continued to expand our television networks and local brands on free streaming platforms. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters’ uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. We have committed to total cash contributions of $12.8 million for a 25% ownership interest in the joint venture, of which, $6.4 million was paid during 2025.

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

On April 10, 2025, we completed a series of previously announced refinancing transactions. Following the completion of the transactions, no amounts remain outstanding for our prior 2026 term loan, our prior 2028 term loan or our prior revolving credit facility. Additionally, we issued a $545 million tranche B-2 term loan that matures in June 2028 and a $340 million tranche B-3 term loan that matures in November 2029. We also replaced the prior revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a $70.0 million non-extended revolving credit facility, which matured on January 7, 2026. Finally, we also entered into a new three-year accounts receivable securitization facility with aggregate commitments of up to $450 million that is scheduled to terminate on April 10, 2028. Additional information about the refinancing transactions is presented in Note 9. Long-Term Debt.

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

On July 7, 2025, we entered into agreements with Gray Media, Inc. ("Gray"), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction will close upon satisfaction of closing conditions and necessary regulatory approvals.

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. The proceeds from the 2030 Senior Notes were used to repay the remaining $426 million principal amount of the 2027 Senior Notes, provide a $205 million principal prepayment toward the June 2028 term loan, pay $89.7 million toward outstanding borrowings under our revolving credit facilities and pay related issuance costs and prepayment premiums related to the transaction. Additional information about the transaction is presented in Note 9. Long-Term Debt.

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million. The transaction has received necessary regulatory approval and is expected to close on March 2, 2026.

In October 2025, we reached agreement to sell WRTV, our local ABC- affiliated station in Indianapolis, Indiana, for $83.0 million. The transaction has received necessary regulatory approval and is expected to close by March 6, 2026.

In the fourth quarter of 2025, we committed to the sale of Court TV and closed on the sale of the network on February 9, 2026. We recognized a $19.5 million non-cash charge in the fourth quarter, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings (“INYO”) to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. In connection with this sale, we also received call options that granted us the right to acquire the assets of some or all of these 23 INYO television stations.

In February 2026, we notified INYO of our exercise of all of the options. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur.

The current aggregate purchase price for the exercise of all options is approximately $54 million. However, the purchase price is based on formulas that will be contingent on the respective closing dates of any transactions.

In February 2026, we announced an enterprise-wide transformation plan that is designed to improve operating performance and unlock new value and targets annualized enterprise EBITDA growth of $125 million to $150 million by 2028. We expect to deliver this improved EBITDA run-rate through cost savings and revenue growth initiatives that will leverage technology including AI and automation and increase revenue yield on our existing businesses.

We did not declare or provide payment for the preferred stock dividends in any of the 2025 or 2024 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At December 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $117 million and the redemption value of the preferred stock totaled $750 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	For the years ended December 31,
(in thousands)	2025	Change	2024	Change	2023

Operating revenues	$2,150,585	(14.3)%	$2,509,772	9.5%	$2,292,912
Cost of revenues, excluding depreciation and amortization	(1,274,517)	(3.5)%	(1,320,774)	2.9%	(1,283,324)
Selling, general and administrative expenses, excluding depreciation and amortization	(563,001)	(7.1)%	(606,178)	(1.4)%	(614,769)
Restructuring costs	(9,828)		(33,525)		(38,612)
Depreciation and amortization of intangible assets	(150,832)		(155,228)		(155,105)
Impairment of goodwill	—		—		(952,000)
Gains (losses), net on disposal of property and equipment	31,587		18,424		(2,344)
Operating income (loss)	183,994		412,491		(753,242)
Interest expense	(220,968)		(210,344)		(213,512)
Loss on extinguishment of debt	(12,998)		—		—
Other financing transaction costs	(44,537)		—		—
Defined benefit pension plan income (expense)	(1,284)		674		650
Miscellaneous, net	(23,709)		7,160		(1,407)
Income (loss) from operations before income taxes	(119,502)		209,981		(967,511)
Benefit (provision) for income taxes	18,625		(63,763)		19,727
Net income (loss)	$(100,877)		$146,218		$(947,784)
2025 compared with 2024

Operating revenues decreased $359 million or 14% in 2025 compared to 2024. In this non-election year, political revenue decreased $341 million. Distribution revenue decreased $25.9 million in 2025 compared to 2024. Core advertising revenue increased $2.3 million in 2025 compared to 2024.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $46.3 million or 3.5% in 2025 compared to 2024. Employee compensation costs decreased $26.5 million in 2025 compared to 2024, primarily attributed to the impact of our restructuring initiatives. Syndicated programming decreased $19.2 million in 2025 compared to 2024. Network programming decreased $10.2 million in 2025 compared to 2024, mainly due to carriage affiliation fees. News service coverage costs decreased $7.8 million in 2025 compared to 2024, driven by the shut down of the over-the-air broadcast for Scripps News. These cost decreases were partially offset by an increase in sports rights fees of $27.6 million in 2025 compared to 2024.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses decreased $43.2 million or 7.1% in 2025 compared to 2024. Employee compensation costs decreased $20.9 million in 2025 compared to 2024, primarily attributed to savings achieved through our restructuring efforts. Additionally, professional and miscellaneous services at Local Media decreased $6.2 million in 2025 compared to 2024, primarily due to an absence of political sales activities in 2025 compared to 2024. The year-to-date decrease was also driven by a $6.0 million decrease in advertising and promotions costs and a $5.1 million decrease in our national sales commissions.

Restructuring costs totaled $9.8 million and $33.5 million in 2025 and 2024, respectively. Restructuring costs in 2025 included severance charges of $5.6 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees associated with the strategic reorganization efforts. Restructuring costs in 2024 attributed to the reduction of Scripps News' national news programming included $11.0 million in severance charges and $3.2 million of programming losses. Restructuring costs incurred in 2024 also included $4.7 million of severance charges for certain executives that accepted voluntary retirement offers in the fourth quarter and $9.7 million in other severance charges associated with the strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $4.4 million or 2.8% in 2025 compared to 2024.

On April 30, 2025, we completed the sale of our West Palm Beach television station building for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million. On December 30, 2024, we completed the sale of our San Diego tower sites for cash consideration of $20.0 million and recognized a pre-tax gain from disposition of $19.2 million. The pre-tax gains from these transactions are included in the caption "Gains (losses), net on disposal of property and equipment" for 2025 and 2024.

Interest expense increased $10.6 million or 5.1% in 2025 compared to 2024 primarily attributed to the $7.0 million of write-offs of deferred financing costs incurred as part of the April and August 2025 debt transactions discussed in Note 9. Long-Term Debt.

We incurred a loss on extinguishment of debt of $13.0 million in 2025 as part of the various debt transactions discussed in Note 9. Long-Term Debt. Additionally, we incurred non-capitalized transaction costs related to the April and August 2025 debt transactions. These costs are reflected in the caption "Other financing transaction costs" and totaled $44.5 million in 2025.

In the fourth quarter of 2025, we committed to the sale of Court TV and closed on the sale of the network on February 9, 2026. We recognized a $19.5 million non-cash charge in the fourth quarter, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration. The loss was included in the "Miscellaneous, net" caption for 2025.

On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. We did not have any carrying value associated with our BMI investment. In the fourth quarter of 2024, we recorded a $15.0 million non-cash impairment loss for the write-off of our Misfits gaming investment balance. The gain and loss from these transactions are included in the "Miscellaneous, net" caption for 2024.

The effective income tax rate was 16% and 30% for 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are due to the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($2.6 million expense in 2025 and $3.2 million expense in 2024), state deferred rate changes ($0.9 million benefit in 2025 and $2.6 million benefit in 2024) and state NOL valuation allowance changes.

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

Information regarding our operating performance and a reconciliation of such information to the Consolidated Financial Statements is as follows:

	For the years ended December 31,
(in thousands)	2025	Change	2024	Change	2023

Segment operating revenues:
Local Media	$1,345,563	(19.6)%	$1,674,318	19.7%	$1,398,230
Scripps Networks	804,217	(3.8)%	835,809	(6.4)%	893,234
Other	19,873	6.2%	18,706	(3.6)%	19,397
Intersegment eliminations	(19,068)	—%	(19,061)	6.2%	(17,949)
Total operating revenues	$2,150,585	(14.3)%	$2,509,772	9.5%	$2,292,912
Segment profit (loss):
Local Media	$193,587	(62.3)%	$513,218	78.5%	$287,439
Scripps Networks	236,844	24.5%	190,175	(15.8)%	225,785
Other	(29,136)	(7.9)%	(31,632)	19.6%	(26,451)
Shared services and corporate	(88,228)	(0.8)%	(88,941)	(3.3)%	(91,954)
Restructuring costs	(9,828)		(33,525)		(38,612)
Depreciation and amortization of intangible assets	(150,832)		(155,228)		(155,105)
Impairment of goodwill	—		—		(952,000)
Gains (losses), net on disposal of property and equipment	31,587		18,424		(2,344)
Interest expense	(220,968)		(210,344)		(213,512)
Loss on extinguishment of debt	(12,998)		—		—
Other financing transaction costs	(44,537)		—		—
Defined benefit pension plan income (expense)	(1,284)		674		650
Miscellaneous, net	(23,709)		7,160		(1,407)
Income (loss) from operations before income taxes	$(119,502)		$209,981		$(967,511)

Local Media — Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies, satellite carriers and over-the-top virtual MVPDs.

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
Operating results for our Local Media segment were as follows:

	For the years ended December 31,
(in thousands)	2025	Change	2024	Change	2023

Segment operating revenues:
Core advertising	$565,594	2.4%	$552,253	(7.8)%	$598,824
Political	20,037	(94.2)%	342,889		32,913
Distribution	748,492	(2.0)%	764,083	1.6%	752,329
Other	11,440	(24.2)%	15,093	6.6%	14,164
Total operating revenues	1,345,563	(19.6)%	1,674,318	19.7%	1,398,230
Segment costs and expenses:
Employee compensation and benefits	420,728	(3.8)%	437,345	0.3%	435,916
Programming	545,852	4.6%	521,615	5.7%	493,578
Other expenses	185,396	(8.3)%	202,140	11.5%	181,297
Total costs and expenses	1,151,976	(0.8)%	1,161,100	4.5%	1,110,791
Segment profit	$193,587	(62.3)%	$513,218	78.5%	$287,439

2025 compared with 2024

Revenues

Total Local Media revenues decreased $329 million or 20% in 2025 compared to 2024. During this non-election year, political revenues decreased $323 million in 2025 compared to 2024. Distribution revenues decreased $15.6 million or 2.0% in 2025 compared to 2024. Distribution revenues were unfavorably impacted by mid-single-digit subscriber declines. These subscriber declines were partially offset by rate increases which favorably impacted distribution revenues by 3.6% in 2025 compared to 2024. During 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households. These renewal rates were effective as of March 31, 2025. Local Media revenues were also impacted by an increase in core advertising revenues of $13.3 million or 2.4% in 2025 compared to 2024.

Costs and expenses

Employee compensation and benefits decreased $16.6 million or 3.8% in 2025 compared to 2024, due to savings achieved through our restructuring efforts and lower bonus compensation year-over-year.

Programming expense increased $24.2 million or 4.6% in 2025 compared to 2024. During 2025, we entered into sports rights contracts for the airing of games for the Women's National Basketball Association's Las Vegas Aces, which began with the start of the regular season in May 2025, and the National Hockey League's Tampa Bay Lightning, which began with the 2025-2026 National Hockey League preseason in late September 2025. During 2024, we entered into a sports rights contract for the airing of games for the National Hockey League's Florida Panthers, which began with the 2024-2025 season in October

2024. Costs attributed to these sports rights agreements, as well as contractual rate increases for the Vegas Golden Knights and the Utah Mammoth (formerly the Utah Hockey Club/Arizona Coyotes) agreements increased programming expense by $23.5 million in 2025 compared to 2024.

Other expenses decreased $16.7 million or 8.3% in 2025 compared to 2024. Professional and miscellaneous services decreased $6.2 million in 2025 compared to 2024, primarily due to an absence of political sales activities in 2025 compared to 2024. Facility and rental costs decreased $6.3 million in 2025 compared to 2024. Additionally, advertising and promotion costs decreased $4.4 million in 2025 compared to 2024.

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

Operating results for our Scripps Networks segment were as follows:

	For the years ended December 31,
(in thousands)	2025	Change	2024	Change	2023

Total operating revenues	$804,217	(3.8)%	$835,809	(6.4)%	$893,234
Segment costs and expenses:
Employee compensation and benefits	86,756	(28.2)%	120,862	(3.1)%	124,669
Programming	327,712	(7.5)%	354,281	(1.8)%	360,684
Other expenses	152,905	(10.3)%	170,491	(6.4)%	182,096
Total costs and expenses	567,373	(12.1)%	645,634	(3.3)%	667,449
Segment profit	$236,844	24.5%	$190,175	(15.8)%	$225,785

2025 compared with 2024

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $31.6 million or 3.8% in 2025 compared to 2024. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics, unfavorably impacted Scripps Networks revenues by 6.7% in 2025 compared to 2024. Lower ratings were partially offset by an increase in connected TV ("CTV") revenue and an increase in advertising spots sold. CTV revenue increased revenues by 3.4% in 2025 compared to 2024. An increase in advertising spots sold increased revenues by 2.6% in 2025 compared to 2024.

Cost and Expenses

Employee compensation and benefits decreased $34.1 million or 28% in 2025 compared to 2024. In the fourth quarter of 2024, we shut down the over-the-air broadcast for Scripps News. The savings achieved from this Scripps News action and other restructuring efforts were the primary contributor to the year-over-year decrease in employee compensation and benefits.

Programming expense decreased $26.6 million or 7.5% in 2025 compared to 2024. Carriage affiliation fees decreased $10.9 million in 2025 compared to 2024. Syndicated programming costs decreased $18.9 million in 2025 compared to 2024. These decreases were partially offset by an increase in sports rights fees of $3.7 million in 2025 compared to 2024.

Other expenses decreased $17.6 million or 10% in 2025 compared to 2024. The shut down of the over-the-air broadcast for Scripps News accounted for $5.6 million of the year-over-year decrease. Other expenses also decreased due to lower national sales commissions of $2.5 million.

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

Shared services and corporate expenses were $88.2 million in 2025 and $88.9 million in 2024.

Liquidity and Capital Resources

On April 10, 2025, we completed a series of previously announced refinancing transactions, which included replacing our $585 million revolving credit facility with a new $208 million revolving credit facility, maturing on July 7, 2027, and a new $70.0 million non-extended revolving credit facility, which matured on January 7, 2026. We also entered into an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed for the securitization facility is limited by our eligible accounts receivable balances.

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risks and uncertainties. At the end of December 2025, we had $27.9 million of cash on hand and $271 million of additional borrowing capacity under our revolving credit facilities and securitization facility. As of December 31, 2025, we had no borrowings outstanding under our credit facilities and we had $361 million outstanding under the securitization facility, with a maximum availability allowed of $363 million. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	For the years ended December 31,
(in thousands)	2025	2024

Net cash provided by operating activities	$53,100	$365,680
Net cash used in investing activities	(12,131)	(26,536)
Net cash used in financing activities	(36,898)	(350,611)
Increase (decrease) in cash and cash equivalents	$4,071	$(11,467)

Cash flows from operating activities

Cash provided by operating activities decreased $313 million in 2025 compared to 2024. There was a year-over-year decrease of $270 million in segment profit reflecting the lack of political advertising revenue in this non-election year. Additionally, cash provided by operating activities was reduced by $44.5 million of debt refinancing transaction costs in 2025.

Cash flows from investing activities

Cash used in investing activities was $12.1 million in 2025 compared to $26.5 million in 2024. Investing activities in 2025 included $40.0 million of cash proceeds from the sale of our West Palm television station building, $6.9 million in cash used for investment purchases and $46.6 million in capital expenditures. On February 9, 2024, following the completed sale of Broadcast Music, Inc. ("BMI") to New Mountain Capital, we received $18.1 million in pre-tax cash proceeds for our equity ownership in BMI. Investing activities in 2024 also included $20.0 million of cash proceeds from the sale of our San Diego tower sites and $65.3 million in capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $36.9 million in 2025 compared to $351 million in 2024. As of December 31, 2025, we had no borrowings outstanding under our revolving credit facilities. During 2025, we had $1.6 billion of proceeds from the issuance of new long-term debt while we made payments on long-term debt of $2.0 billion. Long-term debt payments included $1.3 billion to pay down our May 2026 and January 2028 term loans, $426 million to redeem our outstanding principal amount of the 2027 Senior Notes and $260 million in additional principal payments made on our June 2028 term loan. On April 10, 2025, we entered into a three-year accounts receivable securitization facility. The net amount drawn and outstanding on the facility totaled $361 million at December 31, 2025. In connection with the 2025 debt transactions, we paid $63.3 million in deferred financing costs and $7.8 million in debt extinguishment costs. During 2024, we paid down the $330 million revolving credit facility balance. There were no borrowings under the revolving credit facility at December 31, 2024.

Debt

On April 10, 2025, we entered into a new credit agreement and completed a series of previously announced refinancing transactions. Under the new credit agreement, we have a revolving credit facility with aggregate commitments of up to $208 million due July 2027 and a non-extended revolving credit facility with aggregate commitments of up to $70.0 million that matured in January 2026. In connection with the new credit agreement, we have an outstanding balance of $619 million on our term loans as of December 31, 2025. The annual required principal payments on these term loans total $8.9 million.

On April 10, 2025, we also entered into a new three-year accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of December 31, 2025, we had $361 million outstanding under the securitization facility, with a maximum availability allowed of $363 million.

On August 6, 2025, we issued $750 million of senior secured second lien notes and paid the remaining $426 million principal amount of the senior unsecured notes that were due to mature on July 15, 2027. As of December 31, 2025, we have $1.7 billion of senior notes outstanding. Senior secured notes have a total outstanding principal balance of $1.3 billion. The senior secured notes that mature on January 15, 2029 bear interest at a rate of 3.875% per annum and the senior secured notes that mature on August 15, 2030 bear interest at a rate of 9.875% per annum. Senior unsecured notes totaling $392 million mature on January 15, 2031 and bear interest at a rate of 5.375% per annum.

Debt Covenants

Our notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the $208 million revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of December 31, 2025, we were in compliance with our financial covenants.

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

Equity

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in any of the 2025 or 2024 quarters. At December 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $117 million and the redemption value of the preferred stock totaled $750 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Contractual Obligations
The following table summarizes contractual cash obligations as of December 31, 2025:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total

Long-term debt: (a)
Principal amounts	$8,854	$643,577	$1,600,754	$392,071	$2,645,256
Interest on debt	192,652	351,146	184,857	866	729,521
Undeclared and unpaid preferred stock dividends (b)	—	—	—	116,899	116,899
Programming: (c)
Program licenses, network affiliations and other programming commitments	683,044	482,766	125,721	6,937	1,298,468
Employee compensation and benefits:
Deferred compensation and other post-employment benefits	3,000	5,755	5,741	18,595	33,091
Employment and talent contracts (d)	66,281	54,464	367	—	121,112
Pension obligations (e)	5,725	23,554	20,932	4,732	54,943
Leases (f)	27,139	41,710	25,476	149,558	243,883
Other purchase and service commitments (g)	100,864	52,441	2,854	—	156,159
Total contractual cash obligations	$1,087,559	$1,655,413	$1,966,702	$689,658	$5,399,332

(a) — Refer to Note 9. Long-Term Debt of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Interest amounts included in the table may differ from amounts actually paid due to changes in SOFR. If there is a balance outstanding under our revolving credit facilities, repayment of those outstanding borrowings are assumed to occur on the revolving credit facility's expiration date and interest payments would assume the outstanding balance and related interest rates remain unchanged until the expiration date. As of December 31, 2025, there were no borrowings outstanding under the revolving credit facilities.

(b) — Refer to Note 16. Capital Stock and Share-Based Compensation Plans of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Reflects aggregated undeclared and unpaid cumulative dividends related to our Series A preferred stock.

(c) — Program licenses and sports programming rights fees generally require payments over the terms of the agreements. Sports programming commitments totaled $329 million in aggregate as of December 31, 2025. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. It also includes payments for our broadcast television station network affiliation agreements and Scripps Networks carriage agreements with local television broadcasters. If the programs are not produced, our commitments would generally expire without obligation. Fixed fee amounts payable under our network affiliation and carriage agreements are also included. Variable amounts, including certain sports programming rights payments that are variable based primarily on revenues, in excess of the contractual amounts payable to the networks and broadcasters are not included in the amounts above.

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

(e) — Contractual commitments summarized include payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded SERPs. Contractual pension obligations reflect anticipated minimum statutory pension contributions as of December 31, 2025, based upon pension funding regulations in effect at the time and our current pension assumptions regarding discount rates and returns on plan assets. Actual funding requirements may differ from amounts presented due to changes in discount rates, returns on plan assets or pension funding regulations that are in effect at the time. Payments for the SERPs have been estimated over a ten-year period. Accordingly, the amounts in the "over 5 years" column include estimated payments for the periods of 2031-2035. While benefit payments under these plans are expected to continue beyond 2035, we do not believe it is practicable to estimate payments beyond this period.

(f) — Refer to Note 7. Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

(g) — We obtain audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table are purchase orders placed as of December 31, 2025. The table does not include any reserves for income taxes recognized because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2025, our reserves for income taxes totaled $40.2 million, which is reflected as a long-term liability in our Consolidated Balance Sheet.

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
The following is goodwill by reportable segment as of December 31, 2025:

(in thousands)

Local Media	$858,757
Scripps Networks	1,052,387
Other	7,190
Total goodwill	$1,918,334

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

Upon completing our annual test in the fourth quarter of 2025, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by approximately 5%.

Our reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment and strategic business plans. While we believe the estimates and judgments used in determining the fair values were appropriate, changes in these estimates could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate used for the Scripps Networks reporting unit would reduce its fair value by approximately 6%.

We have determined that our FCC licenses are indefinite lived assets and not subject to amortization. At December 31, 2025, the carrying value of our television FCC licenses was $765 million, which are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired. We compare the estimated fair value of each individual FCC license to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair value is estimated for our FCC licenses using a method referred to as the “Greenfield Approach.” This approach uses a discounted cash flow model that incorporates multiple assumptions relating to the future prospects of each individual FCC license, including market revenues, long-term growth projections, and estimated cash flows based on market size and station type. The fair value of the FCC license is sensitive to each of the assumptions used in the Greenfield Approach and a change in any individual assumption could result in the fair value being less than the carrying value of the asset and an impairment charge being recorded. For example, a 50 basis point increase in the discount rate would reduce the aggregate fair value of the FCC licenses by approximately $150 million and any resulting impairment charge would be approximately $10.0 million.
Pension Plans — We sponsor a noncontributory defined benefit pension plan as well as non-qualified Supplemental Executive Retirement Plans ("SERPs"). Both the defined benefit plan and the SERPs have frozen the accrual of future benefits.
The measurement of our pension obligation and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; and mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles, we record the effects of these modifications currently or amortize them over future periods. We consider the most critical of our pension estimates to be our discount rate.
The assumptions used in accounting for our defined benefit pension plan for 2025 and 2024 are as follows:

	2025	2024

Discount rate for expense	5.67%	5.18%
Discount rate for obligation	5.47%	5.67%
Long-term rate of return on plan assets for expense	5.50%	5.50%

The discount rate used to determine our future pension obligation is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A 50 basis point increase or decrease in the discount rate would decrease or increase our pension obligation as of December 31, 2025 by approximately $18.3 million and decrease or increase 2026 pension expense by approximately $0.1 million.

Under our asset allocation strategy, approximately 55% of plan assets are invested in a portfolio of fixed income securities with a duration approximately that of the projected payment of benefit obligations. The remaining 45% of plan assets are invested in equity securities and other return-seeking assets. The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. A decrease in the expected rate of return on plan assets increases pension expense. A 50 basis point change in the 2026 expected long-term rate of return on plan assets would increase or decrease our 2026 pension expense by approximately $1.8 million.
We had unrecognized accumulated other comprehensive loss related to net actuarial losses for our pension plan and SERPs of $85.9 million at December 31, 2025. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2025, we had an actuarial gain of $13.2 million.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $9.8 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$361,100	$361,100	$—	$—
Revolving credit facilities	—	—	—	—
Senior secured notes, due in January 2029	523,356	481,488	523,356	384,667
Senior secured notes, due in August 2030	750,000	746,250	—	—
Senior unsecured notes, due in July 2027	—	—	425,667	343,726
Senior unsecured notes, due in January 2031	392,071	294,053	392,071	199,956
Term loan, due in June 2028	281,126	282,531	—	—
Term loan, due in November 2029	337,603	322,411	—	—
Term loan, due in May 2026	—	—	721,213	701,380
Term loan, due in January 2028	—	—	543,000	483,270
Long-term debt, including current portion	$2,645,256	$2,487,833	$2,605,307	$2,112,999

Financial instruments subject to market value risk:
Investments held at cost	$6,456	(a)	$6,353	(a)
(a)Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at December 31, 2025 and 2024.

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
As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of The E.W. Scripps Company and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2025. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2025. This report appears on page F-19.
Date: February 27, 2026
BY:

/s/ Adam P. Symson
Adam P. Symson
President and Chief Executive Officer

/s/ Jason Combs
Jason Combs
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The E.W. Scripps Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Scripps Networks’ Goodwill — Refer to Note 8 to the financial statements

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

Management performed its annual impairment analysis during the fourth quarter of 2025. As a result of the analysis, management concluded that the fair value of the Scripps Networks reporting unit exceeded its carrying value by approximately 5%. As of December 31, 2025, Scripps Networks’ goodwill balance was approximately $1 billion.

We identified the valuation of the Scripps Networks reporting unit as a critical audit matter because of the significant estimates and assumptions management utilized in determining the fair value of this reporting unit. These estimates and assumptions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of certain valuation assumptions such as the discount rate and valuation multiples, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows as well as the selection of the discount rate and valuation multiples used to estimate the fair value of Scripps Networks included the following, among others:

•We inquired of management to understand the process being used by the Company to estimate the fair value of Scripps Networks.

•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of Scripps Networks, including controls over forecasts of projected future cash flows as well as the selection of the discount rate and valuation multiples.

•We evaluated the reasonableness of management’s future cash flow projections, specifically related to revenue and EBITDA assumptions, by comparing the forecasts to:

◦Historical cash flows.

◦Underlying analysis detailing business strategies and growth plans, including consideration of the current economic environment.

◦Internal communications to management and the Board of Directors.

◦Forecasted information for revenue assumptions included in industry reports.

◦Forecasted information for revenue and EBITDA assumptions included in analyst reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the discount rate and valuation multiples selected by:

◦Testing the underlying source information and the mathematical accuracy of the calculations.

◦Developing a range of independent estimates for the discount rate and comparing those to the rate selected by management.

◦Developing a range of independent estimates for the valuation multiples and comparing those to the multiples selected by management.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 27, 2026

We have served as the Company’s auditor since at least 1959; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The E.W. Scripps Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The E.W. Scripps Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 27, 2026

The E.W. Scripps Company
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$27,923	$23,852
Accounts receivable (less allowances — $5,909 and $7,449)	569,307	568,193
Miscellaneous	47,255	37,970
Assets held for sale	102,933	—
Total current assets	747,418	630,015
Investments	14,369	8,884
Property and equipment	407,966	453,900
Operating lease right-of-use assets	95,975	90,136
Goodwill	1,918,334	1,968,574
Other intangible assets	1,517,776	1,635,488
Programming	280,359	402,459
Miscellaneous	26,431	9,119
Total Assets	$5,008,628	$5,198,575

Liabilities and Equity
Current liabilities:
Accounts payable	$63,420	$100,669
Unearned revenue	22,166	18,159
Current portion of long-term debt	8,854	15,612
Accrued liabilities:
Employee compensation and benefits	55,657	81,462
Accrued taxes	34,576	33,179
Programming liability	141,914	140,502
Accrued interest	53,791	31,407
Miscellaneous	41,813	35,811
Other current liabilities	24,347	25,593
Liabilities held for sale	7,063	—
Total current liabilities	453,601	482,394
Long-term debt (less current portion)	2,585,534	2,560,560
Deferred income taxes	268,427	293,634
Operating lease liabilities	85,885	79,399
Other liabilities (less current portion)	369,089	464,574
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $749,587 at December 31, 2025 and $688,309 at December 31, 2024)	419,159	416,854
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2025 - 77,081,135 shares; 2024 - 74,694,541 shares	771	747
Voting — authorized: 60,000,000 shares; issued and outstanding: 2025 - 11,932,722 shares; 2024 - 11,932,722 shares	119	119
Total preferred and common stock	420,049	417,720
Additional paid-in capital	1,467,347	1,451,604
Accumulated deficit	(576,881)	(476,004)
Accumulated other comprehensive loss, net of income taxes	(64,423)	(75,306)
Total equity	1,246,092	1,318,014
Total Liabilities and Equity	$5,008,628	$5,198,575
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2025	2024	2023

Operating Revenues:
Advertising	$1,354,369	$1,692,714	$1,477,999
Distribution	758,679	784,573	779,217
Other	37,537	32,485	35,696
Total operating revenues	2,150,585	2,509,772	2,292,912
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	1,274,517	1,320,774	1,283,324
Selling, general and administrative expenses, excluding depreciation and amortization	563,001	606,178	614,769
Restructuring costs	9,828	33,525	38,612
Depreciation	58,850	61,992	60,725
Amortization of intangible assets	91,982	93,236	94,380
Impairment of goodwill	—	—	952,000
Losses (gains), net on disposal of property and equipment	(31,587)	(18,424)	2,344
Total operating expenses	1,966,591	2,097,281	3,046,154
Operating income (loss)	183,994	412,491	(753,242)
Interest expense	(220,968)	(210,344)	(213,512)
Loss on extinguishment of debt	(12,998)	—	—
Other financing transaction costs	(44,537)	—	—
Defined benefit pension plan income (expense)	(1,284)	674	650
Miscellaneous, net	(23,709)	7,160	(1,407)
Income (loss) from operations before income taxes	(119,502)	209,981	(967,511)
Provision (benefit) for income taxes	(18,625)	63,763	(19,727)
Net income (loss)	(100,877)	146,218	(947,784)
Preferred stock dividends	(63,583)	(58,615)	(50,305)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$(164,460)	$87,603	$(998,089)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(1.87)	$1.01	$(11.84)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(1.87)	$1.01	$(11.84)

Weighted average shares outstanding:
Basic	88,024	85,738	84,266
Diluted	88,024	86,067	84,266

See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in thousands)	2025	2024	2023

Net income (loss)	$(100,877)	$146,218	$(947,784)
Changes in defined benefit pension plans, net of tax of $3,237, $93, and $658	10,145	290	2,080
Other, net of tax of $235, $(28) and $(38)	738	(86)	(119)
Total comprehensive income (loss) attributable to preferred and common stockholders	$(89,994)	$146,422	$(945,823)
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2025	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$(100,877)	$146,218	$(947,784)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	150,832	155,228	155,105
Impairment of goodwill	—	—	952,000
Losses (gains), net on disposal of property and equipment	(31,587)	(18,424)	2,344
Loss on extinguishment of debt	12,998	—	—
Programming assets and liabilities	13,660	(3,245)	(20,504)
Restructuring impairment charges	1,397	3,110	14,933
Losses (gains) on sale of investments	(263)	(19,895)	—
Impairment of investments	—	15,000	—
Loss provision on held for sale assets	19,458	—	—
Deferred income taxes	(21,139)	(149)	(63,698)
Stock and deferred compensation plans	19,403	17,992	25,631
Pension contributions, net of income/expense	687	(2,052)	(2,107)
Other changes in certain working capital accounts, net	(37,575)	58,898	(16,275)
Miscellaneous, net	26,106	12,999	11,959
Net cash provided by operating activities	53,100	365,680	111,604
Cash Flows from Investing Activities:
Additions to property and equipment	(46,577)	(65,256)	(59,627)
Purchase of investments	(6,943)	(1,729)	(1,000)
Proceeds from sale of investments	263	19,985	—
Proceeds from sale of property and equipment	41,126	20,464	21
Net cash used in investing activities	(12,131)	(26,536)	(60,606)
Cash Flows from Financing Activities:
Net borrowings (payments) under revolving credit facility	—	(330,000)	330,000
Proceeds received from accounts receivable securitization facility	592,800	—	—
Payments on accounts receivable securitization facility	(231,700)	—	—
Proceeds from issuance of long-term debt	1,635,369	—	—
Payments on long-term debt	(1,956,521)	(15,612)	(299,862)
Payments of debt extinguishment costs	(7,769)	—	—
Payments of deferred financing costs	(63,260)	—	—
Dividends paid on preferred stock	—	—	(48,000)
Tax payments related to shares withheld for vested stock and RSUs	(1,769)	(1,882)	(4,955)
Miscellaneous, net	(4,048)	(3,117)	(10,889)
Net cash used in financing activities	(36,898)	(350,611)	(33,706)
Increase (decrease) in cash, cash equivalents and restricted cash	4,071	(11,467)	17,292
Cash, cash equivalents and restricted cash:
Beginning of year	23,852	35,319	18,027
End of year	$27,923	$23,852	$35,319

Supplemental Cash Flow Disclosures
Interest paid	$168,411	$195,856	$195,832
Income taxes paid	$13,323	$71,811	$31,121
Non-cash investing and financing information
Accrued capital expenditures	$2,086	$5,351	$5,130
See Notes to Consolidated Financial Statements.

The E.W. Scripps Company
Consolidated Statements of Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2022	$412,244	$836	$1,444,501	$350,715	$(77,471)	$2,130,825
Comprehensive income (loss)	—	—	—	(947,784)	1,961	(945,823)
Preferred stock dividends: $8,000 per share, $2,305 of issuance costs accretion	2,305	—	(25,152)	(25,153)	—	(48,000)
Compensation plans: 1,194,546 net shares issued *	—	12	19,169	—	—	19,181
As of December 31, 2023	414,549	848	1,438,518	(622,222)	(75,510)	1,156,183
Comprehensive income (loss)	—	—	—	146,218	204	146,422
Preferred stock dividends: $2,305 of issuance costs accretion	2,305	—	(2,305)	—	—	—
Compensation plans: 1,850,660 net shares issued *	—	18	15,391	—	—	15,409
As of December 31, 2024	416,854	866	1,451,604	(476,004)	(75,306)	1,318,014
Comprehensive income (loss)	—	—	—	(100,877)	10,883	(89,994)
Preferred stock dividends: $2,305 of issuance costs accretion	2,305	—	(2,305)	—	—	—
Compensation plans: 2,386,594 net shares issued *	—	24	18,048	—	—	18,072
As of December 31, 2025	$419,159	$890	$1,467,347	$(576,881)	$(64,423)	$1,246,092
* Net of tax payments related to shares withheld for vested stock and RSUs of $1,769 in 2025, $1,882 in 2024 and $4,955 in 2023.
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
During 2025, we derived approximately 63% of our operating revenues from advertising. Changes in the demand for such services, both nationally and in individual markets, can affect operating results.
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
Refer to Note 14. Segment Information for further information, including revenue by significant product and service offering.
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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. A rollforward of the allowance for doubtful accounts is as follows:

(in thousands)

January 1, 2023	$4,963
Charged to costs and expenses	14,786
Amounts charged off, net	(14,708)
Balance as of December 31, 2023	5,041
Charged to costs and expenses	15,875
Amounts charged off, net	(13,467)
Balance as of December 31, 2024	7,449
Charged to costs and expenses	6,044
Amounts charged off, net	(7,584)
Balance as of December 31, 2025	$5,909

We record unearned revenue when cash payments are received in advance of our performance. We generally require advance payment for advertising contracts with political advertising customers. Unearned revenue totaled $22.2 million at December 31, 2025 and most is expected to be recognized within revenue over the next 12 months. Unearned revenue totaled $18.2 million at December 31, 2024. We recorded $15.5 million of revenue in 2025 that was included in unearned revenue at December 31, 2024.
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
For our program assets available for broadcast, estimated amortization for each of the next five years is $122.5 million in 2026, $80.5 million in 2027, $40.6 million in 2028, $21.5 million in 2029, $5.5 million in 2030 and $2.4 million thereafter. Actual amortization in each of the next five years will exceed the amounts currently recorded as program assets available for broadcast, as we will continue to produce and license additional programs. The unamortized balance of program assets are classified as non-current assets in our Consolidated Balance Sheets.
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
The total amount of consideration collected from the FCC was recorded as a deferred liability and is recognized against depreciation expense in the same manner that the underlying FCC repack fixed assets are depreciated. Deferred FCC repack income totaled $30.8 million at December 31, 2025 and $37.7 million at December 31, 2024.
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
Self-Insured Risks — We are self-insured, up to certain limits, for general and automobile liability, employee health, disability and workers’ compensation claims and certain other risks. Estimated liabilities for unpaid claims totaled $10.7 million at December 31, 2025 and $10.2 million at December 31, 2024. We estimate liabilities for unpaid claims using actuarial methodologies and our historical claims experience. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.
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
Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 16. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
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
The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Numerator (for basic and diluted earnings per share)
Net income (loss)	$(100,877)	$146,218	$(947,784)
Less income allocated to RSUs	—	(709)	—
Less preferred stock dividends	(63,583)	(58,615)	(50,305)
Numerator for basic and diluted earnings per share	$(164,460)	$86,894	$(998,089)
Denominator
Basic weighted-average shares outstanding	88,024	85,738	84,266
Effect of dilutive securities	—	329	—
Diluted weighted-average shares outstanding	88,024	86,067	84,266
The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of December 31, 2025, potential dilutive securities representing 4.9 million shares were excluded from the computation of diluted earnings per share as the related performance criteria was not yet met, although the Company expects to meet various levels of criteria in the future. As of December 31, 2024 and 2023, the number of potential dilutive securities that were excluded from the computations were 420,000 shares.
For the years ended December 31, 2025 and 2023, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The December 31, 2025 and 2023 diluted EPS calculations excluded the effect from 13.1 million and 3.3 million, respectively, of outstanding RSUs that were anti-dilutive. For the year ended December 31, 2024 there were 1.2 million of outstanding RSUs that were anti-dilutive. The December 31, 2025, 2024 and 2023 basic and dilutive EPS calculations also excluded the impact of the common stock warrant as the effect would be anti-dilutive.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued new guidance that modifies the rules on income tax disclosures. The guidance requires entities to disclose: (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. We adopted this guidance on a retrospective basis for our annual period ending December 31, 2025. We updated our income tax disclosures to comply with the guidance, see Note 4. Income Taxes. The adoption of the guidance did not have an impact on our financial position, results of operations or liquidity.

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

Restructuring costs totaled $9.8 million, $33.5 million and $38.6 million in 2025, 2024 and 2023, respectively. Restructuring costs in 2025 included severance charges of $5.6 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees associated with the strategic reorganization efforts. In 2024, we incurred $11.0 million in severance charges and $3.2 million of programming losses related to the significant reduction of Scripps News' national news programming. Restructuring costs incurred in 2024 also included $4.7 million of severance charges for certain executives that accepted voluntary retirement offers in the fourth quarter and $9.7 million in other severance charges associated with the strategic reorganization efforts. The 2023 costs included a $13.6 million first quarter charge related to the write-down of certain programming assets in connection with the shutdown of the TrueReal network. Restructuring costs in 2023 also included employee severance related charges of $17.1 million, operating lease impairment charges of $1.3 million and other restructuring charges primarily attributed to strategic reorganization consulting fees.

(in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2022	$—	$—	$—
Net accruals	17,066	21,546	38,612
Payments	(9,192)	(5,183)	(14,375)
Non-cash (a)	(1,139)	(14,933)	(16,072)
Liability as of December 31, 2023	6,735	1,430	8,165
Net accruals	25,371	8,154	33,525
Payments	(22,353)	(6,474)	(28,827)
Non-cash (a)	(100)	(3,110)	(3,210)
Liability as of December 31, 2024	9,653	—	9,653
Net accruals	5,598	4,230	9,828
Payments	(15,043)	(298)	(15,341)
Non-cash (a)	(208)	(1,397)	(1,605)
Liability as of December 31, 2025	$—	$2,535	$2,535
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

4. Income Taxes
We file a consolidated federal income tax return, consolidated unitary returns in certain states, other separate state income tax returns for certain of our subsidiary companies, and applicable foreign returns.
The components of income (loss) for operations before income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Domestic	$(121,691)	$207,784	$(962,902)
Foreign	2,189	2,197	(4,609)
Total	$(119,502)	$209,981	$(967,511)

The provision for income taxes from operations consisted of the following:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Current:
Federal	$4,580	$64,533	$34,205
State and local	5,363	11,644	8,010
Foreign	263	1,053	—
Total current income tax provision	10,206	77,230	42,215
Deferred:
Federal	(24,151)	(14,663)	(53,476)
State and local	(4,527)	1,222	(7,278)
Foreign	(153)	(26)	(1,188)
Total deferred income tax provision	(28,831)	(13,467)	(61,942)
Provision (benefit) for income taxes	$(18,625)	$63,763	$(19,727)

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
(in thousands)	2025		2024		2023

U.S. federal statutory rate	$(25,095)	21.0%	$44,096	21.0%	$(203,177)	21.0%
State and local income taxes, net of federal income tax effect *	(389)	0.3	9,025	4.2	(1,258)	0.1
Foreign tax effects	(350)	0.3	565	0.3	(220)	—
Nontaxable or non-deductible items:
Non-deductible goodwill impairment	—	—	—	—	179,630	(18.6)
Equity compensation tax windfall/shortfall deduction	2,614	(2.2)	3,157	1.5	1,507	(0.2)
Non-deductible executive compensation	761	(0.6)	2,373	1.1	995	(0.1)
Other non-deductible expenses	1,106	(0.9)	755	0.4	771	—
Changes in unrecognized tax benefits	251	(0.2)	2,016	1.0	334	—
Other adjustments:
Federal accrued interest on deferred gain	1,700	(1.4)	1,802	0.9	1,514	(0.2)
Other	777	(0.7)	(26)	—	177	—
Effective income tax rate	$(18,625)	15.6%	$63,763	30.4%	$(19,727)	2.0%
* The states that contribute to the majority (greater than 50%) of the tax effect in this category include Michigan for 2025, California, Michigan, Florida, Texas, Montana and Arizona for 2024 and Georgia, Michigan, Texas, Cincinnati, Ohio, Arizona, Indiana, Colorado, Wisconsin, Tennessee, New York, Connecticut, Louisiana, Kentucky, Montana, California, Oklahoma and Philadelphia, Pennsylvania for 2023.

In 2023, a non-deductible expense of $855 million was recorded related to book impairment of goodwill.

The components of cash paid for income taxes, net of refunds received, was as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Federal	$10,000	$62,991	$31,200
State:
Florida	—	—	(5,421)
Other	3,323	8,820	5,342
Foreign	—	—	—
Income taxes paid, net of refunds received	$13,323	$71,811	$31,121

The approximate effect of the temporary differences giving rise to deferred income tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2025	2024

Temporary differences:
Property and equipment	$(40,219)	$(38,383)
Goodwill and other intangible assets	(381,863)	(377,291)
Investments, primarily gains and losses not yet recognized for tax purposes	2,381	4,980
Accrued expenses not deductible until paid	10,494	11,912
Deferred compensation and retiree benefits not deductible until paid	26,526	29,013
Operating lease right-of-use assets	(31,107)	(29,829)
Operating lease liabilities	35,170	32,888
Interest limitation carryforward	79,251	59,070
Other temporary differences, net	15,846	12,599
Total temporary differences	(283,521)	(295,041)
Federal and state net operating loss carryforwards	27,359	12,332
Valuation allowance for state deferred tax assets	(12,067)	(10,880)
Net deferred tax liability	$(268,229)	$(293,589)

The Company has a federal operating loss carryforward of $62 million and state operating loss carryforwards of $322 million at December 31, 2025. Our state tax loss carryforwards expire through 2044. Because we file separate state income tax returns for certain of our subsidiary companies, we are not able to use state tax losses of a subsidiary company to offset state taxable income of another subsidiary company.

The Company recognizes federal and state net operating loss carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

The Company has not provided for income taxes, including withholding tax, U.S. state taxes, or tax on foreign exchange rate changes, associated with the undistributed earnings of our non-U.S. subsidiaries because we plan to indefinitely reinvest the unremitted earnings in these entities.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Gross unrecognized tax benefits at beginning of year	$28,099	$15,030	$12,124
Increases in tax positions for prior years	1,184	6,055	3,321
Decreases in tax positions for prior years	(788)	(217)	(2)
Increases in tax positions for current year	7,152	7,483	257
Decreases from lapse in statute of limitations	(1,992)	(252)	(670)
Decreases due to settlements with taxing authorities	(26)	—	—
Gross unrecognized tax benefits at end of year	$33,629	$28,099	$15,030

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.4 million at December 31, 2025. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2025 and 2024, we had accrued interest related to unrecognized tax benefits of $4.9 million and $3.4 million, respectively, and penalties of $1.7 million and $1.3 million, respectively.
We file income tax returns in the U.S., Canada and in various state and local jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2025, we are no longer subject to federal income tax examinations for years prior to 2022. For state and local jurisdictions, we are generally no longer subject to income tax examinations for years prior to 2021.

5. Investments
Investments consisted of the following:

	As of December 31,
(in thousands)	2025	2024

Investments held at cost	$6,456	$6,353
Equity method investments	7,913	2,531
Total investments	$14,369	$8,884

In January 2025, we announced the formation of a joint venture with Gray Media, Nexstar Media Group, Inc. and Sinclair, Inc. Leveraging broadcasters’ uniquely efficient network architecture and the ATSC 3.0 transmission standard, EdgeBeam Wireless, LLC will provide expansive, reliable and secure data delivery services. This partnership creates a spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of ATSC 3.0 to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms. During 2025, we contributed $6.4 million to this equity method investment.

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

The gain and loss from these transactions are included within the "Miscellaneous, net" caption on our Consolidated Statements of Operations for the year ended December 31, 2024.

Our investments do not trade in public markets, thus they do not have readily determinable fair values. We estimate the fair values of our investments to approximate their carrying values at December 31, 2025 and 2024.

6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2025	2024

Land and improvements	$57,354	$65,212
Buildings and improvements	258,375	275,844
Equipment	639,906	646,684
Computer software	31,928	33,389
Total	987,563	1,021,129
Accumulated depreciation	(579,597)	(567,229)
Net property and equipment	$407,966	$453,900

On December 30, 2024, we completed the sale of our San Diego tower sites for cash consideration of $20.0 million and recognized a pre-tax gain from disposition of $19.2 million.

On April 30, 2025, we completed the sale of our West Palm Beach television station building for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million. With the asset sale, we also entered into a 2.5-year building lease with the buyer for cash consideration of $2.5 million annually.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our operating leases have lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We also have a finance lease for office space that has a remaining lease term of 33 years. Operating lease costs recognized in our Consolidated Statements of Operations totaled $24.1 million, $22.8 million and $24.5 million in 2025, 2024 and 2023, respectively, including short-term lease costs of $6.5 million, $6.4 million and $3.5 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.8 million for the years ended December 31, 2025, 2024 and 2023. Interest expense on the finance leases liability totaled $2.2 million for the years ended December 31, 2025 and 2024 and $2.1 million for the year ended December 31, 2023.

Other information related to our leases was as follows:

	As of December 31,
(in thousands, except lease term and discount rate)	2025	2024

Balance Sheet Information
Operating Leases
Right-of-use assets	$95,975	$90,136
Other current liabilities	18,974	18,087
Operating lease liabilities	85,885	79,399
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(2,454)	(1,658)
Property and equipment, net	25,867	26,663
Other liabilities	31,462	31,021
Weighted Average Remaining Lease Term
Operating leases	10.20 years	7.37 years
Finance leases	32.50 years	33.50 years
Weighted Average Discount Rate
Operating leases	5.78%	5.01%
Finance leases	7.10%	7.10%

	For the years ended December 31,
(in thousands)	2025	2024	2023

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,083	$22,014	$24,114
Operating cash flows from finance leases	1,776	1,302	426
Financing cash flows from finance leases	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	30,315	13,486	6,789
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases

2026	$25,315	$1,824
2027	21,618	1,875
2028	16,291	1,926
2029	13,910	1,979
2030	7,553	2,034
Thereafter	63,447	86,111
Total future minimum lease payments	148,134	95,749
Less: Imputed interest	(43,275)	(64,287)
Total	$104,859	$31,462

8. Goodwill and Other Intangible Assets
Goodwill by segment was as follows:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2022	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(21,000)	—	(237,914)
Net balance as of December 31, 2022	905,494	2,007,890	7,190	2,920,574
Impairment charge	—	(952,000)	—	(952,000)
Balance as of December 31, 2023	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of December 31, 2023	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	$905,494	$1,055,890	$7,190	$1,968,574

Gross balance as of December 31, 2024	$1,122,408	$2,028,890	$7,190	$3,158,488
Accumulated impairment losses	(216,914)	(973,000)	—	(1,189,914)
Net balance as of December 31, 2024	905,494	1,055,890	7,190	1,968,574
Goodwill allocated to assets held for sale	(46,737)	(3,503)	—	(50,240)
Balance as of December 31, 2025	$858,757	$1,052,387	$7,190	$1,918,334

Gross balance as of December 31, 2025	$1,064,474	$2,022,159	$7,190	$3,093,823
Accumulated impairment losses	(205,717)	(969,772)	—	(1,175,489)
Net balance as of December 31, 2025	$858,757	$1,052,387	$7,190	$1,918,334

Other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2025	2024

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$1,025,844	$1,060,244
Customer lists and advertiser relationships	216,622	220,997
Other	138,053	137,997
Total carrying amount	1,380,519	1,419,238
Accumulated amortization:
Television network affiliation relationships	(362,580)	(330,233)
Customer lists and advertiser relationships	(174,261)	(156,310)
Other	(90,417)	(76,622)
Total accumulated amortization	(627,258)	(563,165)
Net amortizable intangible assets	753,261	856,073
Indefinite-lived intangible assets — FCC licenses	764,515	779,415
Total other intangible assets	$1,517,776	$1,635,488

Estimated amortization expense of intangible assets for each of the next five years is $84.8 million in 2026, $81.7 million in 2027, $60.3 million in 2028, $60.2 million in 2029, $60.2 million in 2030 and $406.1 million in later years.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. The purchase price allocation for the ION acquisition attributed $422 million of value to these INYO affiliation agreements and are reflected as an intangible asset within our “Television network affiliation relationships” caption. The INYO affiliation agreements intangible asset is being amortized over 20 years and has a net carrying value of $317 million at December 31, 2025.

We have call options that grant us the right to acquire the assets of some or all of the 23 INYO television stations. In February 2026, we notified INYO of our exercise of all of the options. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur.

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

If the fair value of a reporting unit, or respective FCC license, is less than its carrying value, then an impairment exits and an impairment charge is recorded. Upon completing our annual test in the fourth quarter of 2025, we determined that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by approximately 5%. Our reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment and strategic business plans. While we believe the estimates and judgments used in determining the fair values were appropriate, changes in these estimates could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate used for the Scripps Networks reporting unit would reduce its fair value by approximately 6%.

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

9. Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2025	2024

Accounts receivable securitization facility	$361,100	$—
Revolving credit facilities	—	—
Senior secured notes, due in January 2029	523,356	523,356
Senior secured notes, due in August 2030	750,000	—
Senior unsecured notes, due in July 2027	—	425,667
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	281,126	—
Term loan, due in November 2029	337,603	—
Term loan, due in May 2026	—	721,213
Term loan, due in January 2028	—	543,000
Total outstanding principal	2,645,256	2,605,307
Less: Debt issuance costs and issuance discounts	(50,868)	(29,135)
Less: Current portion	(8,854)	(15,612)
Net carrying value of long-term debt	$2,585,534	$2,560,560
Fair value of long-term debt *	$2,487,833	$2,112,999
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

On April 10, 2025, we completed a series of previously announced refinancing transactions. On August 6, 2025, we issued new senior secured second lien notes and used the proceeds to pay off or paydown other outstanding debt balances. In connection with these refinancing transactions, we incurred $44.5 million of non-capitalized transaction costs that are reflected in the caption "Other financing transaction costs" in our Consolidated Statements of Operations. Following completion of these transactions, our long-term debt is summarized below.

Accounts Receivable Securitization Facility

On April 10, 2025, we entered into a new three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.59% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of December 31, 2025, we had $361 million outstanding under the securitization facility, with a maximum availability allowed of $363 million. The interest rate for the securitization facility was 7.29% as of December 31, 2025.

Scripps Senior Secured Credit Agreement

On April 10, 2025, we replaced our $585 million revolving credit facility, which was due to mature on January 7, 2026, with a new revolving facility with aggregate commitments of up to $208 million, maturing on July 7, 2027, and a new non-extended revolving credit facility with aggregate commitments of up to $70.0 million, which matured on January 7, 2026. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility. For the $208 million revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. For the non-extended revolving credit facility, interest is payable at a rate based on SOFR, plus a margin based on our leverage ratio, ranging from 1.75% to 2.75%. We recognized approximately $19.6 million of deferred financing costs related to the new revolving credit facilities. As of December 31, 2025, there were no borrowings under our revolving credit facilities. The weighted-average interest rate over the periods during which we had a drawn revolver balance in 2025 and 2024 was 7.60% and 8.03%, respectively. As of December 31, 2025 and 2024, we had outstanding letters of credit totaling $8.9 million and $6.9 million, respectively, under our revolving credit facilities.

With the April 10, 2025 refinancing transactions, we issued a new $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan as a rate based on SOFR, plus a margin of 5.75%. The June 2028 term loan requires annual principal payments of $5.5 million. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of December 31, 2025, the interest rate on the June 2028 term loan was 9.60%. For the period of April 10, 2025 through December 31, 2025, the weighted-average interest rate on the June 2028 term loan was 10.06%. In connection with the August 6, 2025 issuance of new senior secured second lien notes, we pre-paid $205 million aggregate principal amount of the June 2028 term loan at a price equal to 102% of the principal amount outstanding. With this partial paydown of the June 2028 term loan, we wrote-off $0.6 million of deferred financing costs to interest expense and also incurred a $5.4 million loss on the extinguishment of debt. In December 2025, we made an additional $55.0 million principal payment on the June 2028 term loan and incurred a $2.4 million loss on the extinguishment of debt.

On April 10, 2025, we also issued a new $340 million tranche B-3 ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. The November 2029 term loan requires annual principal payments of $3.4 million. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of December 31, 2025, the interest rate on the November 2029 term loan was 7.20%. For the period of April 10, 2025 through December 31, 2025, the weighted-average interest rate on the November 2029 term loan was 7.66%.

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

The weighted-average interest rate on the May 2026 term loan was 7.01% for the period of January 1, 2025 through April 10, 2025, and 7.84% for the year ended December 31, 2024. The weighted-average interest rate on the January 2028 term loan was 7.44% for the period of January 1, 2025 through April 10, 2025, and 8.28% for the year ended December 31, 2024.

The Senior Secured Credit Agreement contains covenants that limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the $208 million revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of December 31, 2025, we were in compliance with our financial covenants.

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

2030 Senior Secured Notes

On August 6, 2025, we issued $750 million of senior secured second lien notes (the "2030 Senior Notes"), which bear interest at a rate of 9.875% per annum and mature on August 15, 2030. The 2030 Senior Notes were priced at 99.509% of par value and interest is payable semi-annually on August 15 and February 15. We may redeem some or all of the 2030 Senior Notes before August 15, 2027 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On and after August 15, 2027, we may redeem the notes, in whole or in part, at applicable redemption prices noted in the indenture agreement. The 2030 Senior Notes are guaranteed on a senior secured second lien basis by substantially all of our domestic subsidiaries and each existing and future material, wholly-owned domestic subsidiary, subject to certain exceptions (including with respect to permitted securitization facility related entities). The 2030 Senior Notes and the related guarantees are secured by a second priority lien on substantially all of the assets of the Company and the guarantors, subject to permitted liens and certain other exceptions. The Indenture contains covenants that, among other things and subject to certain exceptions, limit the Company's ability and the ability of its restricted subsidiaries to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. The 2030 Senior Notes contain certain covenants with which we must comply that are typical for borrowing transactions of this nature.

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
•Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$17,255	$17,255	$—	$—

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$14,447	$14,447	$—	$—

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those items.

11. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2025	2024

Employee compensation and benefits	$30,348	$28,996
Deferred FCC repack income	30,816	37,733
Programming liability	166,187	248,634
Liability for pension benefits	57,732	71,211
Liabilities for uncertain tax positions	40,227	32,515
Finance leases	31,462	31,021
Other	12,317	14,464
Other liabilities (less current portion)	$369,089	$464,574

12. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Accounts receivable	$(5,581)	$42,348	$(10,443)
Other current assets	(9,285)	(7,737)	(4,630)
Accounts payable	(27,756)	13,175	(3,536)
Unearned revenue	4,089	5,978	(6,002)
Accrued employee compensation and benefits	(24,160)	17,535	15,726
Accrued taxes	1,397	(2,677)	2,976
Accrued interest	22,384	(623)	943
Other accrued liabilities	1,091	(6,902)	(13,509)
Other, net	246	(2,199)	2,200
Total	$(37,575)	$58,898	$(16,275)

13. Employee Benefit Plans
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
We use a December 31 measurement date for our retirement plans. Retirement plans expense is based on valuations as of the beginning of each year.
The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Interest cost	$22,531	$22,444	$23,579
Expected return on plan assets, net of expenses	(22,235)	(24,072)	(25,221)
Amortization of actuarial loss and prior service cost	18	18	18
Total for defined benefit plans	314	(1,610)	(1,624)
SERPs	970	936	974
Defined contribution plan	15,010	16,290	15,998
Net periodic benefit cost	$16,294	$15,616	$15,348

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Actuarial gain/(loss)	$13,389	$(5)	$3,091
Amortization of actuarial loss and prior service cost	18	18	18
Total	$13,407	$13	$3,109

In addition to the amounts summarized above, amortization of actuarial losses related to our SERPs recognized through other comprehensive income was $0.2 million in 2025, $0.2 million in 2024 and $0.1 million in 2023. We recognized actuarial losses for our SERPs of $0.2 million in 2025 and $0.5 million in 2023 and an actuarial gain of $0.2 million in 2024.

Assumptions used in determining the annual retirement plans expense were as follows:

	2025	2024	2023

Discount rate	5.67%	5.18%	5.47%
Long-term rate of return on plan assets	5.50%	5.50%	5.50%
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

Obligations and Funded Status — The defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our employee benefit plan assets and obligations:

	Defined Benefit Plan		SERPs
	For the years ended December 31,
(in thousands)	2025	2024	2025	2024

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$415,121	$448,993	$12,738	$13,437
Interest cost	22,531	22,444	681	662
Benefits paid	(35,911)	(37,828)	(1,411)	(1,131)
Actuarial (gains)/losses	5,743	(18,488)	155	(230)
Projected benefit obligation at end of year	407,484	415,121	12,163	12,738
Plan assets:
Fair value at beginning of year	355,180	387,429	—	—
Actual return on plan assets	41,367	5,579	—	—
Company contributions	—	—	1,411	1,131
Benefits paid	(35,911)	(37,828)	(1,411)	(1,131)
Fair value at end of year	360,636	355,180	—	—
Funded status	$(46,848)	$(59,941)	$(12,163)	$(12,738)
Amounts recognized in Consolidated Balance Sheets:
Current liabilities	$—	$—	$(1,279)	$(1,468)
Noncurrent liabilities	(46,848)	(59,941)	(10,884)	(11,270)
Total	$(46,848)	$(59,941)	$(12,163)	$(12,738)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$82,409	$95,798	$3,493	$3,468
Prior service cost	298	316	—	—

During 2025, a net actuarial loss increased our benefit obligation primarily due to a year-over-year decrease in the discount rate assumption. During 2024, a net actuarial gain decreased our benefit obligation primarily due to a year-over-year increase in the discount rate assumption. The recognized actuarial gains/losses are recorded in accumulated other comprehensive income (loss) and are reflected in the table above.

Information for plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

	Defined Benefit Plan		SERPs
	As of December 31,
(in thousands)	2025	2024	2025	2024

Accumulated benefit obligation	$407,484	$415,121	$12,163	$12,738
Projected benefit obligation	407,484	415,121	12,163	12,738
Fair value of plan assets	360,636	355,180	—	—

Assumptions used to determine the defined benefit pension plan benefit obligation were as follows:

	2025	2024	2023

Weighted average discount rate	5.47%	5.67%	5.18%

In 2026, we expect to contribute $1.3 million to fund our SERPs and $4.4 million to fund our qualified defined benefit pension plan.

Estimated future benefit payments expected to be paid from the plans for the next ten years are $34.6 million in 2026, $34.6 million in 2027, $34.8 million in 2028, $34.8 million in 2029, $34.5 million in 2030 and a total of $165.6 million for the five years ending 2035.
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
Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation	Percentage of plan assets as of December 31,
	2026	2025	2024

US equity securities	13%	14%	13%
Non-US equity securities	27%	32%	32%
Fixed-income securities	55%	53%	54%
Other	5%	1%	1%
Total	100%	100%	100%

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

The following table presents our plan assets as of December 31, 2025 and 2024:

	As of December 31,
(in thousands)	2025	2024

Equity securities
Common/collective trust funds	$165,005	$159,893
Fixed income
Common/collective trust funds	192,873	192,571
Receivables for investment sold	2,758	2,716
Fair value of plan assets	$360,636	$355,180

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

14. Segment Information
We determine our operating segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource allocation decisions.
Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and four FOX affiliates. We also have 12 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunication companies, satellite carriers and over-the-top virtual MVPDs.

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

Information regarding our segments is as follows:

	For the year ended December 31, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,326,495	$804,217	$2,130,712
Intersegment revenues	19,068	—	19,068
Reportable segments revenues	1,345,563	804,217	2,149,780
Other revenues(a)			19,873
Intersegment eliminations			(19,068)
Total consolidated operating revenues			$2,150,585
Less:(b)
Employee compensation and benefits	420,728	86,756
Programming(c)	545,852	327,712
Other segment items(d)	185,396	152,905
Segment profit for reportable segments	193,587	236,844	$430,431
Other segment profit (loss)(a)			(29,136)
Shared services and corporate			(88,228)
Restructuring costs			(9,828)
Depreciation and amortization of intangible assets			(150,832)
Gains (losses), net on disposal of property and equipment			31,587
Interest expense			(220,968)
Loss on extinguishment of debt			(12,998)
Other financing transaction costs			(44,537)
Defined benefit pension plan income (expense)			(1,284)
Miscellaneous, net			(23,709)
Income (loss) from operations before income taxes			$(119,502)
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

	For the year ended December 31, 2024
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,655,257	$835,809	$2,491,066
Intersegment revenues	19,061	—	19,061
Reportable segments revenues	1,674,318	835,809	2,510,127
Other revenues(a)			18,706
Intersegment eliminations			(19,061)
Total consolidated operating revenues			$2,509,772
Less:(b)
Employee compensation and benefits	437,345	120,862
Programming(c)	521,615	354,281
Other segment items(d)	202,140	170,491
Segment profit for reportable segments	513,218	190,175	$703,393
Other segment profit (loss)(a)			(31,632)
Shared services and corporate			(88,941)
Restructuring costs			(33,525)
Depreciation and amortization of intangible assets			(155,228)
Gains (losses), net on disposal of property and equipment			18,424
Interest expense			(210,344)
Defined benefit pension plan income (expense)			674
Miscellaneous, net			7,160
Income (loss) from operations before income taxes			$209,981

	For the year ended December 31, 2023
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,380,281	$893,234	$2,273,515
Intersegment revenues	17,949	—	17,949
Reportable segments revenues	1,398,230	893,234	2,291,464
Other revenues(a)			19,397
Intersegment eliminations			(17,949)
Total consolidated operating revenues			$2,292,912
Less:(b)
Employee compensation and benefits	435,916	124,669
Programming(c)	493,578	360,684
Other segment items(d)	181,297	182,096
Segment profit for reportable segments	287,439	225,785	$513,224
Other segment profit (loss)(a)			(26,451)
Shared services and corporate			(91,954)
Restructuring costs			(38,612)
Depreciation and amortization of intangible assets			(155,105)
Impairment of goodwill			(952,000)
Gains (losses), net on disposal of property and equipment			(2,344)
Interest expense			(213,512)
Defined benefit pension plan income (expense)			650
Miscellaneous, net			(1,407)
Income (loss) from operations before income taxes			$(967,511)
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

Other segment disclosures are as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Depreciation:
Local Media	$37,487	$41,651	$39,642
Scripps Networks	19,667	19,199	19,600
Total depreciation for reportable segments	57,154	60,850	59,242
Other	224	243	184
Shared services and corporate	1,472	899	1,299
Total depreciation	$58,850	$61,992	$60,725
Amortization of intangible assets:
Local Media	$32,738	$34,762	$36,322
Scripps Networks	52,807	51,904	52,036
Total amortization of intangible assets for reportable segments	85,545	86,666	88,358
Other	859	1,777	1,795
Shared services and corporate	5,578	4,793	4,227
Total amortization of intangible assets	$91,982	$93,236	$94,380
Additions to property and equipment:
Local Media	$36,719	$45,778	$55,244
Scripps Networks	4,810	12,095	5,654
Total additions to property and equipment for reportable segments	41,529	57,873	60,898
Other	762	959	75
Shared services and corporate	1,021	6,645	1,530
Total additions to property and equipment	$43,312	$65,477	$62,503

A disaggregation of the principal activities from which we generate revenue is as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Operating revenues:
Core advertising	$1,332,495	$1,330,191	$1,444,539
Political	21,874	362,523	33,460
Distribution	758,679	784,573	779,217
Other	37,537	32,485	35,696
Total operating revenues	$2,150,585	$2,509,772	$2,292,912

Total assets by segment for the years ended December 31 were as follows:

	As of December 31,
(in thousands)	2025	2024

Assets:
Local Media	$2,297,873	$2,323,964
Scripps Networks	2,567,155	2,753,971
Total assets by reportable segments	4,865,028	5,077,935
Other(a)	32,759	34,800
Shared services and corporate	110,841	85,840
Total assets	$5,008,628	$5,198,575
(a) Reflects assets of operating segments below the reportable quantitative thresholds. These operating segments include our Tablo business, the Scripps National Spelling Bee and operational aspects of the Scripps News and Scripps Sports business units.

15. Commitments and Contingencies

In the ordinary course of business, we enter into contractual commitments for network affiliation agreements, the acquisition of programming and for other purchase and service agreements. Minimum payments on such contractual commitments at December 31, 2025 were: $783.9 million in 2026, $369.6 million in 2027, $165.6 million in 2028, $97.4 million in 2029, $31.2 million in 2030 and $6.9 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

We are involved in litigation arising in the ordinary course of business, such as defamation actions and governmental proceedings primarily relating to renewal of broadcast licenses, none of which is expected to result in material loss.

16. Capital Stock and Share-Based Compensation Plans
Capital Stock — We have two classes of common shares, Common Voting shares and Class A Common shares. The Class A Common shares are only entitled to vote on the election of the greater of three or one-third of the directors and other matters as required by Ohio law.

On January 7, 2021, we issued 6,000 shares of Series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). In 2023, the dividend rate for the preferred shares was 8% per annum and preferred stock dividends declared and paid were $48.0 million. As of June 30, 2023, we had transitioned into an accumulated deficit position. As a result, dividends declared after June 30, 2023 have been recognized as a reduction to additional paid-in-capital.

Following our election to defer the first quarter 2024 dividend payment, the dividend rate on the preferred shares increased to 9% per annum and will continue at that rate for the remaining period of time that the preferred shares are outstanding. We did not declare or provide payment for the preferred stock dividend in any of the 2025 or 2024 quarters. As of December 31, 2025, aggregated undeclared and unpaid cumulative dividends totaled $117 million and the redemption value of the preferred stock totaled $750 million.
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
Share Repurchase Plan — Shares may be repurchased from time to time at management's discretion. Shares can be repurchased under the authorization via open market purchases or privately negotiated transactions, including accelerated stock repurchase transactions, block trades, or pursuant to trades intending to comply with Rule 10b5-1 of the Securities Exchange Act of 1934. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed. No shares were repurchased during 2025, 2024 or 2023.

Shareholder Rights Plan — In November 2025, our Board of Directors approved a limited-duration shareholder rights plan and declared a dividend of one right for each outstanding Class A Common share and Common Voting share of the Company to shareholders of record on December 8, 2025. Initially, the rights are not exercisable and will trade with the Class A Common shares and Common Voting shares, respectively. The rights plan expires on November 26, 2026.

In general, the rights become exercisable following a public announcement that a person acquires 10% or more of the outstanding Class A Common shares of stock. If the rights are exercised, each holder (except the acquiring person) will have the right to purchase, at the exercise price, additional Class A Common shares at a 50% discount to the then-current market price. In addition, if Scripps is acquired in a merger or other business combination after an unapproved party acquires more than 10% of the outstanding Class A Common shares, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s stock at a 50% discount. The plan also provides for exceptions and additional terms for other certain situations and circumstances. There is currently no impact to our Consolidated Financial Statements.
Incentive Plans — The Company has a long-term incentive plan (the “Plan”) that permits the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
We satisfy stock option exercises and vested stock awards with newly issued shares. We have not issued any new stock options since 2008. As of December 31, 2025, approximately 10.9 million shares were available for future stock compensation awards.

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

The following table summarizes our RSU activity:

		Fair Value
	Number of Shares	Weighted Average	Range of Prices

Unvested at December 31, 2022	3,048,285	$18.57	$ 9-23
Awarded	1,938,617	8.46	7-8
Vested	(1,224,417)	11.61	5-15
Forfeited	(46,570)	15.26	8-23
Unvested at December 31, 2023	3,715,915	13.11	7-23
Awarded	2,204,557	3.90	4-8
Vested	(1,541,364)	3.87	2-9
Forfeited	(77,195)	8.51	4-23
Unvested at December 31, 2024	4,301,913	8.22	4-23
Awarded	16,520,691	1.66	2-2
Vested	(2,544,086)	2.20	1-5
Forfeited	(261,026)	2.52	2-22
Unvested at December 31, 2025	18,017,492	2.46	2-22

The following table summarizes additional information about RSU vesting:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Fair value of RSUs vested	$5,597	$5,929	$14,171
Tax benefits realized on vesting	1,354	1,440	3,409

Share-based Compensation Costs

Share-based compensation costs were as follows:

	For the years ended December 31,
(in thousands)	2025	2024	2023

Total share-based compensation	$18,199	$15,177	$20,490
Share-based compensation, net of tax	13,797	11,492	15,560

As of December 31, 2025, $20.4 million of total unrecognized compensation costs related to RSUs and performance shares is expected to be recognized over a weighted-average period of 1.7 years.

17. Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) ("AOCI") balance by component consisted of the following for the respective years:

(in thousands)	Defined Benefit Pension Items	Other	Total

As of December 31, 2023	$(75,247)	$(263)	$(75,510)
Other comprehensive income (loss) before reclassifications, net of tax of $55 and $(28)	170	(86)	84
Amounts reclassified from AOCI, net of tax of $38	120	—	120
Net current-period other comprehensive income (loss)	290	(86)	204
As of December 31, 2024	(74,957)	(349)	(75,306)
Other comprehensive income (loss) before reclassifications, net of tax of $3,201 and $235	10,033	738	10,771
Amounts reclassified from AOCI, net of tax of $36	112	—	112
Net current-period other comprehensive income (loss)	10,145	738	10,883
As of December 31, 2025	$(64,812)	$389	$(64,423)

Amounts reclassified to net earnings for defined benefit pension items relate to the amortization of actuarial gains (losses) and settlement charges. These amounts are included within the defined benefit pension plan expense caption on our Consolidated Statements of Operations. See Note 13. Employee Benefit Plans for additional information.

18. Assets Held for Sale

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million. The transaction has received necessary approval and is expected to close on March 2, 2026.

In October 2025, we reached agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, for $83.0 million. The transaction has received necessary approval and is expected to close by March 6, 2026.

In the fourth quarter of 2025, we committed to the sale of Court TV and closed on the sale of the network on February 9, 2026. We recognized a $19.5 million non-cash charge in the fourth quarter, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration. With the sale, we also entered into a 3-year distribution agreement at market rates with the buyer. The distribution agreement provides for the continued carriage of Court TV on Scripps properties.

The following table presents a summary of the assets and liabilities held for sale included in our Consolidated Balance Sheet as of December 31, 2025.

(in thousands)	WFTX	WRTV	Court TV	Total

Assets:
Total current assets	$—	$—	$4,467	$4,467
Property and equipment	11,585	6,228	78	17,891
Goodwill and intangible assets	25,347	48,290	3,884	77,521
Operating lease right-of-use assets	151	—	—	151
Other assets	523	452	21,386	22,361
Adjustment to carrying value to reflect estimated fair value less cost to sell	—	—	(19,458)	(19,458)
Total assets held for sale	37,606	54,970	10,357	102,933
Liabilities:
Total current liabilities	274	194	3,357	3,825
Operating lease liabilities	115	—	—	115
Other liabilities	2,969	154	—	3,123
Total liabilities held for sale	3,358	348	3,357	7,063
Net assets held for sale	$34,248	$54,622	$7,000	$95,870

Pending Transaction

On July 7, 2025, we entered into agreements with Gray Media, Inc. ("Gray"), to swap television stations across five markets. Upon completion of the transactions, we will acquire Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray will be acquiring WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involves the exchange of comparable assets. As a result, neither company will pay cash consideration to the other. The transaction will close upon satisfaction of closing conditions and necessary regulatory approvals.