Form 10-Q
period 2026-03-31
E.W. SCRIPPS Co
filed 2026-05-08
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2026, there were 79,608,102 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended March 31, 2026
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2026.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Annual Meeting of Shareholders

The following table presents information on matters submitted to a vote of security holders at our May 4, 2026 Annual Meeting of Shareholders:

Descriptions of Matters Submitted	In Favor	Against	Authority Withheld

1. Election of Directors
Directors elected by holders of Class A Common Shares:
Marcellus W. Alexander, Jr.	39,043,976	—	11,978,678
Nishat A. Mehta	38,938,258	—	12,084,396
Burton F. Jablin	38,996,241	—	12,026,413
Kim Williams	24,765,698	—	26,256,956
Directors elected by holders of Common Voting Shares:
Charles L. Barmonde	11,130,723	—	—
Kelly P. Conlin	11,130,723	—	—
Raymundo H. Granado, Jr.	11,130,723	—	—
John W. Hayden	11,130,723	—	—
Monica O. Holcomb	11,130,723	—	—
Leigh B. Radford	11,130,723	—	—
Adam P. Symson	11,130,723	—	—
Tracy Ward	11,130,723	—	—
2. Votes by holders of Common Voting Shares to ratify Deloitte & Touche LLP as the independent registered public accountant for 2026	11,130,723	—	—
3. Advisory (non-binding) vote by holders of Common Voting Shares to approve named executive officer compensation (Say-on-Pay)	11,130,723	—	—
4. Vote by holders of Common Voting Shares to ratify the Company's Shareholder Rights Plan adopted by the Board of Directors on November 25, 2025	11,130,723	—	—

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement between The E.W. Scripps Company and Adam P. Symson effective February 24, 2026 *
10.2	The E.W. Scripps Company Cash Award Agreement (CEO Award) *
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three months ended March 31, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: May 8, 2026	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of March 31, 2026	As of December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$83,726	$27,923
Restricted cash	11,305	—
Accounts receivable (less allowances — $6,551 and $5,909)	527,234	569,307
Miscellaneous	43,032	47,255
Assets held for sale	—	102,933
Total current assets	665,297	747,418
Investments	12,915	14,369
Property and equipment	398,018	407,966
Operating lease right-of-use assets	92,175	95,975
Goodwill	1,918,334	1,918,334
Other intangible assets	1,508,389	1,517,776
Programming	296,229	280,359
Miscellaneous	25,691	26,431
Total Assets	$4,917,048	$5,008,628

Liabilities and Equity
Current liabilities:
Accounts payable	$73,678	$63,420
Unearned revenue	24,838	22,166
Current portion of long-term debt	—	8,854
Accrued liabilities:
Employee compensation and benefits	45,159	55,657
Accrued taxes	47,645	34,576
Programming liability	137,004	141,914
Accrued interest	22,101	53,791
Miscellaneous	44,833	41,813
Other current liabilities	27,079	24,347
Liabilities held for sale	—	7,063
Total current liabilities	422,337	453,601
Long-term debt (less current portion)	2,548,901	2,585,534
Deferred income taxes	252,895	268,427
Operating lease liabilities	81,899	85,885
Other liabilities (less current portion)	365,615	369,089
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $765,778 at March 31, 2026 and $749,587 at December 31, 2025)	419,159	419,159
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 79,608,102 and 77,081,135 shares	796	771
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	420,074	420,049
Additional paid-in capital	1,468,193	1,467,347
Accumulated deficit	(578,671)	(576,881)
Accumulated other comprehensive loss, net of income taxes	(64,195)	(64,423)
Total equity	1,245,401	1,246,092
Total Liabilities and Equity	$4,917,048	$5,008,628
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025

Operating Revenues:
Advertising	$315,666	$325,850
Distribution	192,363	188,924
Other	8,839	9,619
Total operating revenues	516,868	524,393
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	310,794	317,153
Selling, general and administrative expenses, excluding depreciation and amortization	145,827	137,239
Restructuring costs	644	4,144
Depreciation	13,285	14,904
Amortization of intangible assets	22,062	23,556
Losses (gains), net on disposal of property and equipment	(509)	(78)
Total operating expenses	492,103	496,918
Operating income	24,765	27,475
Interest expense	(56,958)	(43,750)
Defined benefit pension plan expense	(733)	(338)
Gains (losses) from sale of business	30,009	—
Miscellaneous, net	(1,531)	156
Loss from operations before income taxes	(4,448)	(16,457)
Benefit for income taxes	(2,658)	(13,002)
Net loss	(1,790)	(3,455)
Preferred stock dividends	(16,191)	(15,388)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(17,981)	$(18,843)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.20)	$(0.22)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(0.20)	$(0.22)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

Net loss	$(1,790)	$(3,455)
Changes in defined benefit pension plans, net of tax of $73 and $12	249	25
Other	(21)	11
Total comprehensive income (loss) attributable to preferred and common stockholders	$(1,562)	$(3,419)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,790)	$(3,455)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	35,347	38,460
Losses (gains), net on disposal of property and equipment	(509)	(78)
Losses (gains) from sale of business	(30,009)	—
Programming assets and liabilities	(25,075)	(13,506)
Restructuring impairment charges	—	1,397
Losses (gains) on sale of investments	—	(42)
Deferred income taxes	(15,605)	(9,009)
Stock and deferred compensation plans	6,625	6,705
Pension contributions, net of income/expense	439	32
Other changes in certain working capital accounts, net	28,569	(28,185)
Miscellaneous, net	5,514	4,372
Net cash provided by (used in) operating activities	3,506	(3,309)
Cash Flows from Investing Activities:
Business acquisition deposit	(5,000)	—
Proceeds from sale of business	127,160	—
Additions to property and equipment	(3,156)	(5,055)
Purchase of investments	(419)	(6,805)
Proceeds from sale of property and equipment	635	1,928
Proceeds from sale of investments	—	42
Net cash provided by (used in) investing activities	119,220	(9,890)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	20,000	25,000
Proceeds received from accounts receivable securitization facility	48,900	—
Payments on accounts receivable securitization facility	(87,700)	—
Payments on long-term debt	(30,598)	(3,903)
Payments of deferred financing costs	—	(5,755)
Tax payments related to shares withheld for vested stock and RSUs	(5,851)	(810)
Miscellaneous, net	(369)	(1,226)
Net cash provided by (used in) financing activities	(55,618)	13,306
Increase in cash, cash equivalents and restricted cash	67,108	107
Cash, cash equivalents and restricted cash:
Beginning of year	27,923	23,852
End of period	$95,031	$23,959

Supplemental Cash Flow Disclosures
Interest paid	$81,310	$57,867
Income taxes refunded	$(6,876)	$(185)
Non-cash investing information
Accrued capital expenditures	$1,066	$2,150

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2025	$419,159	$890	$1,467,347	$(576,881)	$(64,423)	$1,246,092
Comprehensive income (loss)	—	—	—	(1,790)	228	(1,562)
Compensation plans: 2,526,967 net shares issued *	—	25	846	—	—	871
As of March 31, 2026	$419,159	$915	$1,468,193	$(578,671)	$(64,195)	$1,245,401
* Net of tax payments related to shares withheld for vested RSUs of $5,851 for the three months ended March 31, 2026.

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(3,455)	36	(3,419)
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 1,083,215 net shares issued *	—	11	5,117	—	—	5,128
As of March 31, 2025	$417,430	$877	$1,456,145	$(479,459)	$(75,270)	$1,319,723
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
Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2025 Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses also have digital presences across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume content. Our media businesses are organized into the following reportable segments: Local Media, Scripps Networks and Other. Additional information for our segments is presented in Note 13. Segment Information.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $6.6 million at March 31, 2026 and $5.9 million at December 31, 2025.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $24.8 million at March 31, 2026 and most is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $22.2 million at December 31, 2025. We recorded $4.5 million of revenue in the three months ended March 31, 2026 that was included in unearned revenue at December 31, 2025.

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
Share-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our 2025 Annual Report on Form 10-K. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock units ("RSUs") and unrestricted Class A Common shares and performance units to key employees and non-employee directors.
Share-based compensation costs totaled $6.5 million and $5.6 million for the first quarter of 2026 and 2025, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2026	2025

Numerator (for basic and diluted earnings per share)
Net loss	$(1,790)	$(3,455)
Less preferred stock dividends	(16,191)	(15,388)
Numerator for basic and diluted earnings per share	$(17,981)	$(18,843)
Denominator
Basic weighted-average shares outstanding	89,767	86,912
Effect of dilutive securities	—	—
Diluted weighted-average shares outstanding	89,767	86,912

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of March 31, 2026 and 2025, potential dilutive securities representing 7.1 million and 7.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three month periods ended March 31, 2026 and 2025, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The March 31, 2026 and 2025 diluted EPS calculations exclude the effect from 10.9 million and 10.5 million, respectively, of outstanding RSUs that were anti-dilutive. The March 31, 2026 and 2025 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

3. Acquisitions and Dispositions

Assets Held For Sale

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million. Following closing of the transaction on March 2, 2026, we recognized a pre-tax gain from disposition totaling $5.6 million.

In October 2025, we reached an agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, for $83.0 million. The transaction closed on March 31, 2026 and we recognized a pre-tax gain from the disposition totaling $28.0 million.

In the fourth quarter of 2025, we committed to the sale of Court TV and recognized a $19.5 million non-cash charge in the fourth quarter of 2025, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration. On February 9, 2026, we closed on the sale of the network and recognized a pre-tax loss from disposition totaling $3.6 million. With the sale, we also entered into a 3-year distribution agreement at market rates with the buyer. The distribution agreement provides for the continued carriage of Court TV on Scripps properties.

The following table presents a summary of the assets and liabilities held for sale included in our Condensed Consolidated Balance Sheet as of December 31, 2025.

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

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings ("INYO") to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. In connection with this sale, we also received call options that granted us the right to acquire the assets of some or all of these 23 INYO television stations.

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

On March 4, 2026, we reached an agreement to purchase WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.8 million. The transaction will require federal regulatory and other customary approvals and is not expected to close until the back half of 2026. During the first quarter of 2026, we provided a $5.0 million deposit that will be applied against the purchase price at closing. While approval is pending, we receive revenue from and pay expenses related to WTVQ's operations through a local programming and marketing agreement.

4. Restructuring Costs

Restructuring activities reflect programs that fundamentally change our operations, such as divestitures, closing or consolidating facilities, employee severance charges (including rationalizing headcount or other significant changes in personnel) and realignment of existing operations (including changes in management structure in response to underlying performance and/or changing market conditions).

In February 2026, we announced an enterprise-wide transformation plan that is designed to improve operating performance and unlock new value through targeted annualized enterprise EBITDA growth. We expect to fully operationalize this plan by the end of 2028 through cost savings and revenue growth initiatives that will leverage technology including artificial intelligence and automation and increase revenue yield on our existing businesses.

Restructuring costs in the first quarter of 2026 and 2025 totaled $0.6 million and $4.1 million, respectively. Restructuring costs in 2026 included severance charges of $0.3 million. Remaining restructuring costs in 2026 included outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in the first quarter of 2025 included severance charges of $2.0 million and operating lease exit costs of $2.1 million related to prior strategic reorganization efforts.

Three Months Ended March 31, 2026 and 2025 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2025	$—	$2,535	$2,535
Net charges	327	317	644
Payments	(258)	(1,255)	(1,513)
Non-cash (a)	—	—	—
Liability as of March 31, 2026	$69	$1,597	$1,666

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	2,012	2,132	4,144
Payments	(9,802)	(110)	(9,912)
Non-cash (a)	—	(1,397)	(1,397)
Liability as of March 31, 2025	$1,863	$625	$2,488
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

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

The effective income tax rate for the three months ended March 31, 2026 and 2025 was 60% and 79%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million benefit in 2026 and $1.9 million expense in 2025), state deferred rate changes ($0.7 million benefit in 2025) and state NOL valuation allowance changes.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At March 31, 2026, we had restricted cash of $11.3 million. This cash is being held in escrow from the sales of our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana, which were completed during the first quarter of 2026.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our operating leases have lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We also have a finance lease for office space that has a remaining lease term of 32 years. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 totaled $6.6 million and $5.5 million, respectively, including short-term lease costs of $1.6 million and $1.8 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended March 31, 2026 and 2025. Interest expense on the finance leases liability totaled $0.6 million for both the three months ended March 31, 2026 and 2025.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of March 31, 2026	As of December 31, 2025

Balance Sheet Information
Operating Leases
Right-of-use assets	$92,175	$95,975
Other current liabilities	18,765	18,974
Operating lease liabilities	81,899	85,885
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(2,653)	(2,454)
Property and equipment, net	25,668	25,867
Other liabilities	31,571	31,462
Weighted Average Remaining Lease Term
Operating leases	10.33 years	10.20 years
Finance leases	32.25 years	32.50 years
Weighted Average Discount Rate
Operating leases	5.81%	5.78%
Finance leases	7.10%	7.10%

	Three Months Ended March 31,
(in thousands)	2026	2025

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,197	$5,398
Operating cash flows from finance leases	450	438
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for operating lease obligations	606	2,151
Right-of-use assets obtained in exchange for finance lease obligations	—	—

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2026	$18,627	$1,374
2027	21,806	1,875
2028	16,495	1,926
2029	14,119	1,979
2030	7,766	2,034
Thereafter	64,224	86,111
Total future minimum lease payments	143,037	95,299
Less: Imputed interest	(42,373)	(63,728)
Total	$100,664	$31,571

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2025	$1,064,474	$2,022,159	$7,190	$3,093,823
Accumulated impairment losses	(205,717)	(969,772)	—	(1,175,489)
Net balance as of December 31, 2025	$858,757	$1,052,387	$7,190	$1,918,334

Gross balance as of March 31, 2026	$1,064,474	$2,022,159	$7,190	$3,093,823
Accumulated impairment losses	(205,717)	(969,772)	—	(1,175,489)
Net balance as of March 31, 2026	$858,757	$1,052,387	$7,190	$1,918,334

Other intangible assets consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025

Amortizable intangible assets:
Carrying amount:
Television affiliation relationships	$1,025,844	$1,025,844
Customer lists and advertiser relationships	216,622	216,622
Other	142,549	138,053
Total carrying amount	1,385,015	1,380,519
Accumulated amortization:
Television affiliation relationships	(375,626)	(362,580)
Customer lists and advertiser relationships	(179,743)	(174,261)
Other	(85,772)	(90,417)
Total accumulated amortization	(641,141)	(627,258)
Net amortizable intangible assets	743,874	753,261
Indefinite-lived intangible assets — FCC licenses	764,515	764,515
Total other intangible assets	$1,508,389	$1,517,776

Estimated amortization expense of intangible assets for each of the next five years is $66.4 million for the remainder of 2026, $86.4 million in 2027, $65.1 million in 2028, $60.2 million in 2029, $60.2 million in 2030, $50.8 million in 2031 and $354.8 million in later years.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. The purchase price allocation for the ION acquisition attributed $422 million of value to these INYO affiliation agreements and are reflected as an intangible asset within our "Television network affiliation relationship" caption. The INYO affiliation agreements intangible asset is being amortized over 20 years and has a net carrying value of $311 million at March 31, 2026.

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

Our fourth quarter 2025 annual goodwill impairment test indicated that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by approximately 5%. Our reporting unit valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, market growth rates, competitive activities, cost containment and strategic business plans. While we believe the estimates and judgments used in determining the fair values were appropriate, changes in these estimates could impact the fair value and possibly result in an impairment of the goodwill in future periods. For example, a 50 basis point increase in the discount rate would reduce the fair value of the Scripps Networks reporting unit by approximately 6%.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025

Accounts receivable securitization facility	$322,300	$361,100
Revolving credit facilities	20,000	—
Senior secured notes, due in January 2029	523,356	523,356
Senior secured notes, due in August 2030	750,000	750,000
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	270,966	281,126
Term loan, due in November 2029	317,164	337,603
Total outstanding principal	2,595,857	2,645,256
Less: Debt issuance costs and issuance discounts	(46,956)	(50,868)
Less: Current portion	—	(8,854)
Net carrying value of long-term debt	$2,548,901	$2,585,534
Fair value of long-term debt *	$2,425,947	$2,487,833
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Accounts Receivable Securitization Facility

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.58% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of March 31, 2026, the maximum availability allowed and amount outstanding under the securitization facility was $322 million. As of March 31, 2026 and December 31, 2025, the interest rate on the securitization facility was 7.25% and 7.29%, respectively.

Scripps Senior Secured Credit Agreement

Under the terms of our credit agreement, we have a revolving credit facility with aggregate commitments of up to $208 million, maturing on July 7, 2027. On April 30, 2026, we amended our credit agreement. Under the amended terms, we have a revolving credit facility with aggregate commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with aggregate commitments of up to $8.0 million, maturing on July 7, 2027. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facility. For the $208 million revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. We recognized approximately $19.6 million of deferred financing costs related to these revolving credit facilities. As of March 31, 2026, we had $20.0 million outstanding under our revolving credit facility with an interest rate of 9.29%. The weighted-average interest rate during the periods in which we had a drawn revolver balance during the three months ended March 31, 2026 and 2025 was 9.50% and 7.18%, respectively. As of March 31, 2026 and December 31, 2025, we had outstanding letters of credit totaling $8.9 million under our revolving credit facilities.

On April 10, 2025, we issued a $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan at a rate based on SOFR, plus a margin of 5.75%. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of March 31, 2026 and December 31, 2025, the interest rate on the June 2028 term loan was 9.54% and 9.60%, respectively. The weighted-average interest rate on the June 2028 term loan was 9.55% for the three months ended March 31, 2026.

On April 10, 2025, we also issued a $340 million tranche B-3 term loan ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of March 31, 2026 and December 31, 2025, the interest rate on the November 2029 term loan was 7.14% and 7.20%, respectively. The weighted-average interest rate on the November 2029 term loan was 7.15% for the three months ended March 31, 2026.

On March 31, 2026, we made principal pre-payments totaling $30.6 million on our June 2028 and November 2029 term loans. With these pre-payments, we wrote-off $0.6 million of deferred financing costs to interest expense.

On April 10, 2025, we paid off the remaining $719 million balance for our term loan that was due to mature in May 2026 and paid off the remaining $541 million balance for our term loan that was due to mature in January 2028. As of March 31, 2025, the interest rate on the May 2026 term loan was 7.00%. The weighted-average interest rate on the May 2026 term loan was 7.01% for the three months ended March 31, 2025. As of March 31, 2025, the interest rate on the January 2028 term loan was 7.44%. The weighted-average interest rate on the January 2028 term loan was 7.45% for the three months ended March 31, 2025.

The credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the $208 million revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of March 31, 2026, we were in compliance with our financial covenants.

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

2027 Senior Unsecured Notes

On July 26, 2019, we issued $500 million of senior unsecured notes, which bore interest at a rate of 5.875% per annum and were due to mature on July 15, 2027 ("the 2027 Senior Notes").

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

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025

Employee compensation and benefits	$30,527	$30,348
Deferred FCC repack income	30,048	30,816
Programming liability	157,043	166,187
Liability for pension benefits	57,838	57,732
Liabilities for uncertain tax positions	38,770	40,227
Finance leases	31,571	31,462
Other	19,818	12,317
Other liabilities (less current portion)	$365,615	$369,089

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Three Months Ended March 31,
(in thousands)	2026	2025

Accounts receivable	$43,618	$47,550
Other current assets	4,381	(8,061)
Accounts payable	2,230	(7,679)
Unearned revenue	2,672	(5,823)
Accrued employee compensation and benefits	(10,447)	(34,204)
Accrued income taxes	13,069	(619)
Accrued interest	(31,690)	(17,330)
Other accrued liabilities	4,847	(1,991)
Other, net	(111)	(28)
Total	$28,569	$(28,185)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025

Interest cost	$5,344	$5,649
Expected return on plan assets, net of expenses	(5,079)	(5,558)
Amortization of actuarial loss and prior service cost	285	4
Total for defined benefit pension plan	550	95
SERPs	183	243
Defined contribution plan	4,552	5,144
Net periodic benefit cost	$5,285	$5,482

We contributed $0.3 million to fund current benefit payments for our SERPs during the three months ended March 31, 2026. During the remainder of 2026, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments. Additionally, during the remainder of 2026, we have required pension plan contributions totaling $4.4 million.

13. Segment Information
We determine our operating segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource-allocation decisions.
Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and three FOX affiliates. We also have 12 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.

Our Scripps Networks segment includes national news outlet Scripps News as well as popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The Scripps Networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and/or digital distribution. These operations earn revenue primarily through the sale of advertising.
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

Information regarding our segments is as follows:

	Three Months Ended March 31, 2026
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$337,178	$176,027	$513,205
Intersegment revenues	4,460	—	4,460
Reportable segments revenues	341,638	176,027	517,665
Other revenues(a)			3,663
Intersegment eliminations			(4,460)
Total consolidated operating revenues			$516,868
Less:(b)
Employee compensation and benefits	104,300	22,574
Programming(c)	142,637	71,037
Other segment items(d)	48,010	36,150
Segment profit for reportable segments	46,691	46,266	$92,957
Other segment profit (loss)(a)			(6,076)
Shared services and corporate			(26,634)
Restructuring costs			(644)
Depreciation and amortization of intangible assets			(35,347)
Gains (losses), net on disposal of property and equipment			509
Interest expense			(56,958)
Defined benefit pension plan expense			(733)
Gains (losses) from sale of business			30,009
Miscellaneous, net			(1,531)
Loss from operations before income taxes			$(4,448)
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

	Three Months Ended March 31, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$320,706	$198,007	$518,713
Intersegment revenues	4,683	—	4,683
Reportable segments revenues	325,389	198,007	523,396
Other revenues(a)			5,680
Intersegment eliminations			(4,683)
Total consolidated operating revenues			$524,393
Less:(b)
Employee compensation and benefits	105,169	20,873
Programming(c)	139,697	76,410
Other segment items(d)	45,604	36,631
Segment profit for reportable segments	34,919	64,093	$99,012
Other segment profit (loss)(a)			(6,405)
Shared services and corporate			(22,606)
Restructuring costs			(4,144)
Depreciation and amortization of intangible assets			(38,460)
Gains (losses), net on disposal of property and equipment			78
Interest expense			(43,750)
Defined benefit pension plan expense			(338)
Miscellaneous, net			156
Loss from operations before income taxes			$(16,457)
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

Other segment disclosures are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Depreciation:
Local Media	$8,860	$9,608
Scripps Networks	3,984	4,888
Total depreciation for reportable segments	12,844	14,496
Other	90	46
Shared services and corporate	351	362
Total depreciation	$13,285	$14,904
Amortization of intangible assets:
Local Media	$7,675	$8,550
Scripps Networks	12,940	12,977
Total amortization of intangible assets for reportable segments	20,615	21,527
Other	171	357
Shared services and corporate	1,276	1,672
Total amortization of intangible assets	$22,062	$23,556
Additions to property and equipment:
Local Media	$1,661	$1,206
Scripps Networks	475	497
Total additions to property and equipment for reportable segments	2,136	1,703
Other	—	—
Shared services and corporate	—	151
Total additions to property and equipment	$2,136	$1,854

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating revenues:
Core advertising	$305,569	$322,588
Political	10,097	3,262
Distribution	192,363	188,924
Other	8,839	9,619
Total operating revenues	$516,868	$524,393

Total assets by segment were as follows :

(in thousands)	As of March 31, 2026	As of December 31, 2025

Assets:
Local Media	$2,183,477	$2,297,873
Scripps Networks	2,518,921	2,567,155
Total assets by reportable segments	4,702,398	4,865,028
Other(a)	31,435	32,759
Shared services and corporate	183,215	110,841
Total assets	$4,917,048	$5,008,628
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
We did not declare or provide payment for the preferred stock dividend in the first quarter of 2026 or any of the 2025 quarters. At March 31, 2026, aggregated undeclared and unpaid cumulative dividends totaled $133 million and the redemption value of the preferred stock totaled $766 million.
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
Shareholder Rights Plan — In November 2025, our Board of Directors approved a limited-duration shareholder rights plan and declared a dividend of one right for each outstanding Class A Common share and Common Voting share of the Company to shareholders of record on December 8, 2025. Initially, the rights are not exercisable and will trade with the Class A Common shares and Common Voting shares, respectively. The rights plan was ratified by holders of our Common Voting Shares at our May 4, 2026 Annual Meeting of Shareholders, and expires on November 26, 2026.

In general, the rights become exercisable following a public announcement that a person acquires 10% or more of the outstanding Class A Common shares of stock. If the rights are exercised, each holder (except the acquiring person) will have the right to purchase, at the exercise price, additional Class A Common shares at a 50% discount to the then-current market price. In addition, if Scripps is acquired in a merger or other business combination after an unapproved party acquires more than 10% of the outstanding Class A Common shares, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s stock at a 50% discount. The plan also provides for exceptions and additional terms for other certain situations and circumstances. There is currently no impact to our Condensed Consolidated Financial Statements.

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended March 31, 2026
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2025	$(64,812)	$389	$(64,423)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $73(a)	249	(21)	228
Net current-period other comprehensive income (loss)	249	(21)	228
Ending balance, March 31, 2026	$(64,563)	$368	$(64,195)

	Three Months Ended March 31, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $12(a)	25	11	36
Net current-period other comprehensive income (loss)	25	11	36
Ending balance, March 31, 2025	$(74,932)	$(338)	$(75,270)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in 39 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlet Scripps News and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. All of our local stations and national entertainment networks reach consumers over the air, and we have continued to expand our television networks and local brands on free streaming platforms. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

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

During the first quarter of 2026, we closed on the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana. Proceeds generated from these sale transactions totaled $127 million.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings ("INYO") to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. In connection with this sale, we also received call options that granted us the right to acquire the assets of some or all of these 23 INYO television stations.

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

In February 2026, we announced an enterprise-wide transformation plan that is designed to improve operating performance and unlock new value and targets annualized enterprise EBITDA growth of $125 million to $150 million by 2028. We expect to deliver this improved EBITDA run-rate through cost savings and revenue growth initiatives that will leverage technology including artificial intelligence and automation and increase revenue yield on our existing businesses. We currently anticipate annualized EBITDA improvement of about $75 million by the end of 2026.

On March 4, 2026, we reached an agreement to purchase WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.8 million. The transaction will require federal regulatory and other customary approvals and is not expected to close until the back half of 2026. During the first quarter of 2026, we provided a $5.0 million deposit that will be applied against the purchase price at closing. While approval is pending, we are providing certain programming, marketing and related services for WTVQ via a local programming and marketing agreement.

On March 23, 2026, we announced the launch of Scripps Sports Network ("SSN") streaming channel, which premiered on March 24, 2026. This free, ad supported streaming television ("FAST") channel will be a 24/7 destination for live games and events, exclusive original series, specials, documentaries and other popular sports programming.

On March 31, 2026, our retransmission consent agreement with Comcast, representing approximately 25% of our traditional subscribers, expired. We reached agreement with Comcast on May 5, 2026, with service restored that day to the customers of this MVPD.

On April 7, 2026, we signed a multi-year media rights agreement with the Nashville Predators ("Predators") beginning with the 2026-27 National Hockey League season. This new agreement allows us to produce and distribute all local preseason, regular season and first-round playoff Predators games that are not allocated exclusively to national broadcasts. Scripps Sports will also broadcast live 30-minute pre-game and post-game shows for every locally broadcast Predators game. In addition to the local television broadcasts, the Predators and Scripps Sports will be introducing a new, direct-to-consumer experience where fans can livestream games throughout the local broadcast territory.

On April 16, 2026, we announced a multi-year broadcast partnership with the PBR, the global leader in bull riding entertainment, to bring Premier Women's Rodeo exclusively to Scripps' national television networks ION and Grit beginning in May 2026.

On April 30, 2026, we entered into an amendment to our credit agreement that extends the July 7, 2027 maturity date of our revolving credit facility. Under the terms of the amendment, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027.

We did not declare or provide payment for the preferred stock dividend in the first quarter of 2026 or any of the 2025 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At March 31, 2026, aggregated undeclared and unpaid cumulative dividends totaled $133 million and the redemption value of the preferred stock totaled $766 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2026	Change	2025

Operating revenues	$516,868	(1.4)%	$524,393
Cost of revenues, excluding depreciation and amortization	(310,794)	(2.0)%	(317,153)
Selling, general and administrative expenses, excluding depreciation and amortization	(145,827)	6.3%	(137,239)
Restructuring costs	(644)		(4,144)
Depreciation and amortization of intangible assets	(35,347)		(38,460)
Gains (losses), net on disposal of property and equipment	509		78
Operating income	24,765		27,475
Interest expense	(56,958)		(43,750)
Defined benefit pension plan expense	(733)		(338)
Gains (losses) from sale of business	30,009		—
Miscellaneous, net	(1,531)		156
Loss from operations before income taxes	(4,448)		(16,457)
Benefit for income taxes	2,658		13,002
Net loss	$(1,790)		$(3,455)

Operating revenues decreased $7.5 million or 1.4% in the first three months of 2026 when compared to the prior year quarter. Core advertising revenue decreased $17.0 million in the first three months of 2026 when compared to the prior year quarter. This decrease was partially offset by an increase of $6.8 million in political revenue during this election year and an increase of $3.4 million in distribution revenue when compared to the prior year quarter.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $6.4 million or 2.0% in the first three months of 2026 when compared to the prior year quarter. Employee compensation costs decreased $3.0 million in 2026 compared to 2025, reflecting a year-over-year reduction in employee headcount. Syndicated programming decreased $5.5 million in 2026 compared to 2025. Network programming decreased $3.8 million in 2026 compared to 2025, mainly due to a decrease in network affiliation fees. These cost decreases were partially offset by an increase in sports rights fees of $7.1 million in 2026 compared to 2025.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $8.6 million or 6.3% in the first three months of 2026 when compared to the prior year quarter. Employee compensation costs increased $8.9 million in 2026 compared to 2025, primarily attributed to higher medical claims and increased insurance premiums.

Restructuring costs in the first quarter of 2026 and 2025 totaled $0.6 million and $4.1 million, respectively. Restructuring costs in 2026 included severance charges of $0.3 million. Remaining restructuring costs in 2026 included outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in the first quarter of 2025 included severance charges of $2.0 million and operating lease exit costs of $2.1 million related to prior strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $3.1 million or 8.1% in the first three months of 2026 when compared to the prior year quarter.

Interest expense increased $13.2 million in the first three months of 2026 when compared to the prior year quarter. While average outstanding debt balances were lower in the first quarter of 2026 compared to the same period in 2025, higher interest rates contributed to an increase in interest costs incurred on borrowings.

During the first quarter of 2026, we closed on the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana. We recognized $30.0 million of pre-tax gains from these business sales for the three months ended March 31, 2026.

The effective income tax rate was 60% and 79% for the three months ended March 31, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.1 million benefit in 2026 and $1.9 million expense in 2025), state deferred rate changes ($0.7 million benefit in 2025) and state NOL valuation allowance changes.

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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
(in thousands)	2026	Change	2025

Segment operating revenues:
Local Media	$341,638	5.0%	$325,389
Scripps Networks	176,027	(11.1)%	198,007
Other	3,663	(35.5)%	5,680
Intersegment eliminations	(4,460)	(4.8)%	(4,683)
Total operating revenues	$516,868	(1.4)%	$524,393
Segment profit (loss):
Local Media	$46,691	33.7%	$34,919
Scripps Networks	46,266	(27.8)%	64,093
Other	(6,076)	(5.1)%	(6,405)
Shared services and corporate	(26,634)	17.8%	(22,606)
Restructuring costs	(644)		(4,144)
Depreciation and amortization of intangible assets	(35,347)		(38,460)
Gains (losses), net on disposal of property and equipment	509		78
Interest expense	(56,958)		(43,750)
Defined benefit pension plan expense	(733)		(338)
Gains (losses) from sale of business	30,009		—
Miscellaneous, net	(1,531)		156
Loss from operations before income taxes	$(4,448)		$(16,457)

Local Media — Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 11 NBC affiliates, nine CBS affiliates and three FOX affiliates. We also have 12 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended March 31,
(in thousands)	2026	Change	2025

Segment operating revenues:
Core advertising	$139,794	5.8%	$132,146
Political	8,964		3,263
Distribution	189,922	1.5%	187,191
Other	2,958	6.1%	2,789
Total operating revenues	341,638	5.0%	325,389
Segment costs and expenses:
Employee compensation and benefits	104,300	(0.8)%	105,169
Programming	142,637	2.1%	139,697
Other expenses	48,010	5.3%	45,604
Total costs and expenses	294,947	1.5%	290,470
Segment profit	$46,691	33.7%	$34,919

Revenues

Total Local Media revenues increased $16.2 million or 5.0% in the first three months of 2026 when compared to the prior year quarter. Core advertising revenue increased $7.6 million or 5.8% in 2026 compared to 2025. During this election year, political revenues increased $5.7 million in the first three months of 2026 when compared to the prior year quarter. Distribution revenues increased $2.7 million or 1.5% in 2026 compared to 2025. Distribution revenues were unfavorably impacted by mid-single-digit subscriber declines. These subscriber declines were offset by rate increases, which favorably impacted distribution revenues by 6.6% in the first three months of 2026. In 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households. These renewal rates were effective as of March 31, 2025.

Costs and expenses

Employee compensation and benefits decreased $0.9 million or 0.8% in the first three months of 2026 when compared to the prior year quarter.

Programming expense increased $2.9 million or 2.1% in the first three months of 2026 when compared to the prior year quarter. During 2025, we entered into a sports rights contract for the airing of games for the National Hockey League's Tampa Bay Lightning, which began with the 2025-2026 National Hockey League preseason in late September 2025. Costs attributed to this new sports rights agreement, as well as contractual rate increases for the Vegas Golden Knights, Utah Mammoth and Florida Panthers agreements increased programming expense by $6.1 million in the first quarter of 2026 compared to the first quarter of 2025. The increase in sports rights fees was partially offset by a decrease in network affiliation fees of $2.8 million in 2026 compared to 2025.

Other expenses increased $2.4 million or 5.3% in the first three months of 2026 when compared to the prior year quarter. Production costs from live television programming increased $3.1 million in 2026 compared to 2025, primarily driven by the costs associated with airing of games under our sports agreements.

Scripps Networks — Our Scripps Networks segment includes national news outlet Scripps News and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. The networks reach nearly every U.S. television home through free over-the-air broadcast, cable/satellite, connected TV and/or digital distribution. Our Scripps Networks segment earns revenue primarily through the sale of advertising. The advertising received by our national networks can be subject to seasonal and cyclical variations and is most impacted by national economic conditions.
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended March 31,
(in thousands)	2026	Change	2025

Total operating revenues	$176,027	(11.1)%	$198,007
Segment costs and expenses:
Employee compensation and benefits	22,574	8.1%	20,873
Programming	71,037	(7.0)%	76,410
Other expenses	36,150	(1.3)%	36,631
Total costs and expenses	129,761	(3.1)%	133,914
Segment profit	$46,266	(27.8)%	$64,093

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $22.0 million or 11% in the first three months of 2026 when compared to the prior year quarter. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Lower ratings in our key monetized demographics, magnified by a Nielsen audience measurement methodology change in the first quarter of 2026, unfavorably impacted Scripps Networks revenues by nearly 12%. Lower ratings were partially offset by higher connected TV revenue, which increased revenues by 2.5% in 2026 compared to 2025.

Costs and expenses

Employee compensation and benefits increased $1.7 million or 8.1% for the first three months of 2026 when compared to the prior year quarter, primarily attributed to higher medical claims and increased insurance premiums.

Programming expense decreased $5.4 million or 7.0% for the first three months of 2026 when compared to the prior year quarter, driven by a decrease in syndicated programming costs of $5.3 million.

Other expenses decreased $0.5 million or 1.3% for the first three months of 2026 when compared to the prior year quarter.

Liquidity and Capital Resources

At March 31, 2026, we had a $208 million revolving credit facility, which matures on July 7, 2027, and an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed for the securitization facility is limited by our eligible accounts receivable balances.

On April 30, 2026, we entered into an amendment to our credit agreement that extends the July 7, 2027 maturity date of our revolving credit facility. Under the terms of the amendment, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027.

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. As of March 31, 2026, we had $83.7 million of unrestricted cash on hand and $179 million of additional borrowing capacity under our revolving credit facility and securitization facility. As of March 31, 2026, we had $20.0 million outstanding under our credit facility and the maximum availability allowed and amount outstanding under the securitization facility was $322 million. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025

Net cash provided by (used in) operating activities	$3,506	$(3,309)
Net cash provided by (used in) investing activities	119,220	(9,890)
Net cash provided by (used in) financing activities	(55,618)	13,306
Increase in cash, cash equivalents and restricted cash	$67,108	$107

Cash flows from operating activities

Cash provided by operating activities increased $6.8 million in 2026 compared to 2025. Cash provided by changes in certain working capital accounts increased $32.3 million and cash tax refunds increased $6.7 million in 2026 compared to 2025. These were partially offset by a year-over-year decrease in segment profit of $9.8 million and an increase of $23.4 million in cash interest paid in 2026 compared to 2025.

Cash flows from investing activities

Cash provided by investing activities was $119 million in 2026 compared to cash used in investing activities of $9.9 million in 2025. Investing activities in 2026 include $127 million in net cash proceeds received from the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana, which all closed in the first quarter of 2026. Investing activities in 2026 also reflect $3.2 million in capital expenditures and $5.0 million for a business acquisition deposit related to our agreement to purchase WTVQ, the ABC affiliate in Lexington, Kentucky. Investing activities in 2025 reflect $6.8 million in cash used for investment purchases and $5.1 million in capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $55.6 million in 2026 compared to cash provided by financing activities of $13.3 million in 2025. During the first three months of 2026, we had $20.0 million of net borrowings under our revolving credit facility, had net payments of $38.8 million under our accounts receivable securitization facility and made principal pre-payments of $30.6 million on our term loans. During the first three months of 2025, we had net debt proceeds of $25.0 million, reflecting borrowings under our revolving credit facility. The net debt proceeds in 2025 were partially offset by financing cost payments of $5.8 million.

Debt

Under the terms of our credit agreement, we have a revolving credit facility with aggregate commitments of up to $208 million due July 7, 2027. As of March 31, 2026, we had $20.0 million outstanding under our credit facility. In connection with the credit agreement, we have an outstanding balance of $588 million on our term loans as of March 31, 2026. We do not have any annual required principal payments on these term loans for the next 12 months.

On April 30, 2026, we entered into an amendment to our credit agreement that extends the July 7, 2027 maturity date of our revolving credit facility. Under the terms of the amendment, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027.

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of March 31, 2026, the maximum availability allowed and amount outstanding under the securitization facility was $322 million.

As of March 31, 2026, we have $1.7 billion of senior notes outstanding. Senior secured notes have a total outstanding principal balance of $1.3 billion. The senior secured notes that mature on January 15, 2029 bear interest at a rate of 3.875% per annum and the senior secured notes that mature on August 15, 2030 bear interest at a rate of 9.875% per annum. Senior unsecured notes totaling $392 million mature on January 15, 2031 and bear interest at a rate of 5.375% per annum.

Debt Covenants

Our notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the $208 million revolving credit facility, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of March 31, 2026, we were in compliance with our financial covenants.

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in the first quarter of 2026 or any of the 2025 quarters. At March 31, 2026, aggregated undeclared and unpaid cumulative dividends totaled $133 million and the redemption value of the preferred stock totaled $766 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2026, we anticipate contributing an additional $1.0 million to fund the SERPs' benefit payments and we have required pension plan contributions totaling $4.4 million.

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the off-balance sheet arrangements disclosed in our 2025 Annual Report on Form 10-K.

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

Note 1 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in estimates that are likely to occur could materially change the financial statements. We believe the accounting for goodwill and indefinite-lived intangible assets and pension plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $9.3 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2026		As of December 31, 2025
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$322,300	$322,300	$361,100	$361,100
Revolving credit facilities	20,000	20,000	—	—
Senior secured notes, due in January 2029	523,356	484,078	523,356	481,488
Senior secured notes, due in August 2030	750,000	729,008	750,000	746,250
Senior unsecured notes, due in January 2031	392,071	288,658	392,071	294,053
Term loan, due in June 2028	270,966	270,289	281,126	282,531
Term loan, due in November 2029	317,164	311,614	337,603	322,411
Long-term debt, including current portion	$2,595,857	$2,425,947	$2,645,256	$2,487,833

Financial instruments subject to market value risk:
Investments held at cost	$6,456	(a)	$6,456	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at March 31, 2026 and December 31, 2025.

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