Form 10-Q
period 2026-06-30
E.W. SCRIPPS Co
filed 2026-08-07
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2026, there were 80,736,269 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended June 30, 2026
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2026.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and six months ended June 30, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: August 7, 2026	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of June 30, 2026	As of December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$13,046	$27,923
Restricted cash	11,305	—
Accounts receivable (less allowances — $7,358 and $5,909)	526,417	569,307
Miscellaneous	42,714	47,255
Assets held for sale	—	102,933
Total current assets	593,482	747,418
Investments	12,188	14,369
Property and equipment	424,827	407,966
Operating lease right-of-use assets	85,747	95,975
Goodwill	929,814	1,918,334
Other intangible assets	1,323,662	1,517,776
Programming	249,897	280,359
Miscellaneous	26,340	26,431
Total Assets	$3,645,957	$5,008,628

Liabilities and Equity
Current liabilities:
Accounts payable	$65,938	$63,420
Unearned revenue	27,604	22,166
Current portion of long-term debt	—	8,854
Accrued liabilities:
Employee compensation and benefits	41,261	55,657
Accrued taxes	55,876	34,576
Programming liability	125,580	141,914
Accrued interest	50,326	53,791
Miscellaneous	45,749	41,813
Other current liabilities	31,627	24,347
Liabilities held for sale	—	7,063
Total current liabilities	443,961	453,601
Long-term debt (less current portion)	2,493,889	2,585,534
Deferred income taxes	192,996	268,427
Operating lease liabilities	78,329	85,885
Other liabilities (less current portion)	336,095	369,089
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $782,333 at June 30, 2026 and $749,587 at December 31, 2025)	419,159	419,159
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 80,736,269 and 77,081,135 shares	808	771
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	420,086	420,049
Additional paid-in capital	1,474,490	1,467,347
Accumulated deficit	(1,729,921)	(576,881)
Accumulated other comprehensive loss, net of income taxes	(63,968)	(64,423)
Total equity	100,687	1,246,092
Total Liabilities and Equity	$3,645,957	$5,008,628
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Operating Revenues:
Advertising	$315,820	$335,530	$631,486	$661,380
Distribution	163,917	195,404	356,280	384,328
Other	10,664	9,146	19,503	18,765
Total operating revenues	490,401	540,080	1,007,269	1,064,473
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	294,070	313,689	604,864	630,842
Selling, general and administrative expenses, excluding depreciation and amortization	147,085	143,386	292,912	280,625
Restructuring costs	35,840	613	36,484	4,757
Depreciation	13,287	14,643	26,572	29,547
Amortization of intangible assets	21,774	22,555	43,836	46,111
Impairment of goodwill and other intangible assets	1,135,825	—	1,135,825	—
Losses (gains), net on disposal of property and equipment	59	(31,410)	(450)	(31,488)
Total operating expenses	1,647,940	463,476	2,140,043	960,394
Operating income (loss)	(1,157,539)	76,604	(1,132,774)	104,079
Interest expense	(54,110)	(58,653)	(111,068)	(102,403)
Loss on extinguishment of debt	(913)	(2,972)	(913)	(2,972)
Other financing transaction costs	—	(38,071)	—	(38,071)
Defined benefit pension plan expense	(734)	(337)	(1,467)	(675)
Gains (losses) from sale of business	8,872	—	38,881	—
Miscellaneous, net	(3,843)	(1,683)	(5,374)	(1,527)
Loss from operations before income taxes	(1,208,267)	(25,112)	(1,212,715)	(41,569)
Provision (benefit) for income taxes	(57,017)	10,850	(59,675)	(2,152)
Net loss	(1,151,250)	(35,962)	(1,153,040)	(39,417)
Preferred stock dividends	(16,555)	(15,722)	(32,746)	(31,110)
Net loss attributable to the shareholders of The E.W. Scripps Company	$(1,167,805)	$(51,684)	$(1,185,786)	$(70,527)

Net loss per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$(12.68)	$(0.59)	$(13.04)	$(0.81)
Net loss per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$(12.68)	$(0.59)	$(13.04)	$(0.81)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net loss	$(1,151,250)	$(35,962)	$(1,153,040)	$(39,417)
Changes in defined benefit pension plans, net of tax of $72, $11, $145, and $23	248	25	497	50
Other	(21)	11	(42)	22
Total comprehensive income (loss) attributable to preferred and common stockholders	$(1,151,023)	$(35,926)	$(1,152,585)	$(39,345)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,153,040)	$(39,417)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	70,408	75,658
Impairment of goodwill and other intangible assets	1,135,825	—
Losses (gains), net on disposal of property and equipment	(450)	(31,488)
Loss on extinguishment of debt	913	2,972
Losses (gains) from sale of business	(38,881)	—
Programming assets and liabilities	(29,278)	13,223
Restructuring impairment charges	14,857	1,397
Losses (gains) on sale of investments	—	(42)
Deferred income taxes	(81,860)	(16,850)
Stock and deferred compensation plans	15,011	14,192
Pension contributions, net of income/expense	880	61
Other changes in certain working capital accounts, net	70,059	(48,935)
Miscellaneous, net	12,652	15,371
Net cash provided by (used in) operating activities	17,096	(13,858)
Cash Flows from Investing Activities:
Business acquisition deposit	(5,000)	—
Proceeds from sale of business	126,721	—
Additions to property and equipment	(19,689)	(17,245)
Purchase of investments	(497)	(6,928)
Proceeds from sale of property and equipment	717	40,664
Proceeds from sale of investments	—	42
Net cash provided by investing activities	102,252	16,533
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	70,000
Proceeds received from accounts receivable securitization facility	156,500	422,600
Payments on accounts receivable securitization facility	(204,100)	(57,100)
Proceeds from issuance of long-term debt	—	885,369
Payments on long-term debt	(60,598)	(1,266,427)
Payments of deferred financing costs	(6,434)	(43,195)
Payments of debt extinguishment costs	(300)	(2,819)
Tax payments related to shares withheld for vested stock and RSUs	(5,918)	(874)
Miscellaneous, net	(2,070)	(2,421)
Net cash provided by (used in) financing activities	(122,920)	5,133
Increase (decrease) in cash, cash equivalents and restricted cash	(3,572)	7,808
Cash, cash equivalents and restricted cash:
Beginning of year	27,923	23,852
End of period	$24,351	$31,660

Supplemental Cash Flow Disclosures
Interest paid	$101,426	$81,906
Income taxes (refunded) paid	$(4,758)	$12,729
Non-cash investing information
Accrued capital expenditures	$1,285	$2,602
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended June 30, 2026 and 2025 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of March 31, 2026	$419,159	$915	$1,468,193	$(578,671)	$(64,195)	$1,245,401
Comprehensive income (loss)	—	—	—	(1,151,250)	227	(1,151,023)
Compensation plans: 1,128,167 net shares issued *	—	12	6,297	—	—	6,309
As of June 30, 2026	$419,159	$927	$1,474,490	$(1,729,921)	$(63,968)	$100,687
* Net of tax payments related to shares withheld for vested RSUs of $67 for the three months ended June 30, 2026.

As of March 31, 2025	$417,430	$877	$1,456,145	$(479,459)	$(75,270)	$1,319,723
Comprehensive income (loss)	—	—	—	(35,962)	36	(35,926)
Preferred stock dividends, $577 of issuance costs accretion	577	—	(577)	—	—	—
Compensation plans: 622,654 net shares issued *	—	6	6,187	—	—	6,193
As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
* Net of tax payments related to shares withheld for vested RSUs of $64 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 and 2025 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2025	$419,159	$890	$1,467,347	$(576,881)	$(64,423)	$1,246,092
Comprehensive income (loss)	—	—	—	(1,153,040)	455	(1,152,585)
Compensation plans: 3,655,134 net shares issued *	—	37	7,143	—	—	7,180
As of June 30, 2026	$419,159	$927	$1,474,490	$(1,729,921)	$(63,968)	$100,687
* Net of tax payments related to shares withheld for vested RSUs of $5,918 for the six months ended June 30, 2026.

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(39,417)	72	(39,345)
Preferred stock dividends, $1,153 of issuance costs accretion	1,153	—	(1,153)	—	—	—
Compensation plans: 1,705,869 net shares issued *	—	17	11,304	—	—	11,321
As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $7.4 million at June 30, 2026 and $5.9 million at December 31, 2025.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $27.6 million at June 30, 2026 and most is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $22.2 million at December 31, 2025. We recorded $11.2 million of revenue in the six months ended June 30, 2026 that was included in unearned revenue at December 31, 2025.

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
Share-based compensation costs totaled $6.0 million and $5.9 million for the second quarter of 2026 and 2025, respectively. Year-to-date share-based compensation costs totaled $12.5 million and $11.5 million in 2026 and 2025, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Numerator (for basic and diluted earnings per share)
Net loss	$(1,151,250)	$(35,962)	$(1,153,040)	$(39,417)
Less preferred stock dividends	(16,555)	(15,722)	(32,746)	(31,110)
Numerator for basic and diluted earnings per share	$(1,167,805)	$(51,684)	$(1,185,786)	$(70,527)
Denominator
Basic weighted-average shares outstanding	92,090	87,925	90,932	87,420
Effect of dilutive securities	—	—	—	—
Diluted weighted-average shares outstanding	92,090	87,925	90,932	87,420

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of June 30, 2026 and 2025, potential dilutive securities representing 7.1 million and 7.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the three and six month periods ended June 30, 2026 and 2025, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. The June 30, 2026 and 2025 diluted EPS calculations exclude the effect from 10.4 million and 10.8 million, respectively, of outstanding RSUs that were anti-dilutive. The June 30, 2026 and 2025 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

3. Acquisitions and Dispositions

Stations Swap

On May 15, 2026, we completed the transaction with Gray Media, Inc. ("Gray") to swap television stations across five markets. We acquired Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray acquired WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involved the even exchange of comparable businesses. As a result, neither company paid cash consideration to the other.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed with the Gray stations swap.

(in thousands)

Property and equipment:
Land and improvements	$6,148
Buildings and improvements	16,237
Equipment	11,218
Computer software	345
Operating lease right-of-use assets	901
Goodwill	4,932
Indefinite-lived intangible assets - FCC licenses	24,601
Amortizable intangible assets:
Television network affiliation relationships	5,499
Customer lists and advertiser relationships	473
Other	704
Operating lease liabilities	(901)
Total net assets acquired	$70,157

We recognized a $9.3 million pre-tax gain from the disposition of WSYM and KATC.

Assets Held For Sale

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million and the transaction closed on March 2, 2026. We recognized a pre-tax gain from disposition totaling $5.6 million for the six months ended June 30, 2026.

In October 2025, we reached an agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, for $83.0 million and the transaction closed on March 31, 2026. We recognized a pre-tax gain from the disposition totaling $28.0 million for the six months ended June 30, 2026..

In the fourth quarter of 2025, we committed to the sale of Court TV and recognized a $19.5 million non-cash charge in the fourth quarter of 2025, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration. On February 9, 2026, we closed on the sale of the network and have recognized a total pre-tax loss from disposition of $4.0 million for the six months ended June 30, 2026. With the sale, we also entered into a 3-year distribution agreement at market rates with the buyer. The distribution agreement provides for the continued carriage of Court TV on Scripps properties.

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

In February 2026, we notified INYO of our exercise of all of the options. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur. In June 2026, we withdrew the option exercise for six of the INYO television stations to bring an INYO transaction under the national television ownership cap.

The aggregate purchase price for the exercise of options on the 17 INYO stations we have notified for exercise is approximately $47.0 million. However, the purchase price is based on formulas that will be contingent on the respective closing dates of any transactions.

On March 4, 2026, we reached agreement to acquire WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.8 million. During the first quarter of 2026, we provided a $5.0 million deposit to be applied against the purchase price at closing. While federal regulatory and other customary approvals were pending, we received revenue from and paid expenses related to WTVQ's operations through a local programming and marketing agreement. The transaction closed on August 1, 2026.

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

Restructuring costs in the second quarter of 2026 and 2025 totaled $35.8 million and $0.6 million, respectively. Year-to-date restructuring costs totaled $36.5 million and $4.8 million in 2026 and 2025, respectively. Restructuring costs in 2026 included $12.1 million in asset losses following strategic programming assessments, severance charges of $4.5 million, operating lease exit costs of $3.5 million and contract exit costs of $2.7 million. Remaining 2026 restructuring costs consisted of $13.7 million in outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in 2025 included severance charges of $2.6 million and operating lease exit costs of $2.1 million related to prior strategic reorganization efforts.

Six Months Ended June 30, 2026 and 2025 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2025	$—	$2,535	$2,535
Net charges	4,543	31,941	36,484
Payments	(1,124)	(13,504)	(14,628)
Non-cash (a)	—	(14,857)	(14,857)
Liability as of June 30, 2026	$3,419	$6,115	$9,534

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	2,618	2,139	4,757
Payments	(12,271)	(180)	(12,451)
Non-cash (a)	—	(1,397)	(1,397)
Liability as of June 30, 2025	$—	$562	$562
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

The effective income tax rate for the six months ended June 30, 2026 and 2025 was 4.9% and 5.2%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2026 and $2.1 million expense in 2025), state deferred rate changes ($0.2 million benefit in 2026 and $1.4 million expense in 2025) and state NOL valuation allowance changes. Additionally, in the second quarter of 2026, the income tax provision was impacted by a net discrete tax provision benefit of $23.9 million related to book impairment of tax deductible goodwill.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Restricted Cash

At June 30, 2026, we had restricted cash of $11.3 million. This cash is being held in escrow from the sales of our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana, which were completed during the first quarter of 2026.

7. Leases

We have operating leases for office space, data centers and certain equipment. Our operating leases have lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We also have a finance lease for office space that has a remaining lease term of 32 years. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 totaled $5.8 million and $6.0 million, respectively, including short-term lease costs of $1.6 million for both the three months ended June 30, 2026 and 2025. Year-to-date June 30, 2026 and 2025 operating lease costs totaled $12.4 million and $11.5 million, respectively, including short-term lease costs of $3.2 million and $3.4 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended June 30, 2026 and 2025 and $0.4 million for both the six months ended June 30, 2026 and 2025. Interest expense on the finance leases liability totaled $0.5 million for both the three months ended June 30, 2026 and 2025 and $1.1 million for both the six months ended June 30, 2026 and 2025.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of June 30, 2026	As of December 31, 2025

Balance Sheet Information
Operating Leases
Right-of-use assets	$85,747	$95,975
Other current liabilities	19,519	18,974
Operating lease liabilities	78,329	85,885
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(2,852)	(2,454)
Property and equipment, net	25,469	25,867
Other liabilities	31,682	31,462
Weighted Average Remaining Lease Term
Operating leases	10.76 years	10.20 years
Finance leases	32.00 years	32.50 years
Weighted Average Discount Rate
Operating leases	5.98%	5.78%
Finance leases	7.10%	7.10%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,359	$5,714	$11,556	$11,112
Operating cash flows from finance leases	450	438	900	876
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	1,265	9,947	1,871	12,098
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2026	$12,573	$924
2027	22,307	1,875
2028	16,949	1,926
2029	14,615	1,979
2030	7,922	2,034
Thereafter	64,752	86,111
Total future minimum lease payments	139,118	94,849
Less: Imputed interest	(41,270)	(63,167)
Total	$97,848	$31,682

8. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2025	$1,064,474	$2,022,159	$7,190	$3,093,823
Accumulated impairment losses	(205,717)	(969,772)	—	(1,175,489)
Net balance as of December 31, 2025	858,757	1,052,387	7,190	1,918,334
Sale of television stations in Gray swap	(26,770)	—	—	(26,770)
Acquired television stations from Gray swap	4,932	—	—	4,932
Impairment charge	—	(966,682)	—	(966,682)
Balance as of June 30, 2026	$836,919	$85,705	$7,190	$929,814

Gross balance as of June 30, 2026	$1,036,223	$2,022,159	$7,190	$3,065,572
Accumulated impairment losses	(199,304)	(1,936,454)	—	(2,135,758)
Net balance as of June 30, 2026	$836,919	$85,705	$7,190	$929,814

Other intangible assets consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$714,950	$1,025,844
Customer lists and advertiser relationships	216,295	216,622
Other	143,254	138,053
Total carrying amount	1,074,499	1,380,519
Accumulated amortization:
Television network affiliation relationships	(259,581)	(362,580)
Customer lists and advertiser relationships	(184,418)	(174,261)
Other	(89,254)	(90,417)
Total accumulated amortization	(533,253)	(627,258)
Net amortizable intangible assets	541,246	753,261
Indefinite-lived intangible assets — FCC licenses	782,416	764,515
Total other intangible assets	$1,323,662	$1,517,776

Estimated amortization expense of intangible assets for each of the next five years is $39.1 million for the remainder of 2026, $74.0 million in 2027, $52.6 million in 2028, $47.8 million in 2029, $47.8 million in 2030, $38.2 million in 2031 and $241.7 million in later years.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. The purchase price allocation for the ION acquisition attributed $422 million of value to these INYO affiliation agreements and are reflected as an intangible asset within our "Television network affiliation relationship" caption. The INYO affiliation agreements intangible asset was established with a 20 year useful life.

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

If the carrying amount exceeds its fair value, then an impairment loss is recognized. Following completion of our 2025 annual goodwill impairment testing, we concluded that the fair value of our Local Media reporting unit exceeded its carrying value by more than 20% and that the fair value of our Scripps Networks reporting unit exceeded its carrying value by approximately 5%.

The Scripps Networks business has experienced lower than projected financial results reflecting the impact of continued pressure from a weak national advertising market, ratings challenges, including impacts from the Nielsen methodology changes, and broader macroeconomic uncertainty. These factors have negatively impacted expected future growth rates, profitability and the cash flows derived from the business, as well as, the expected period of time over which those cash flows will occur, and provided an indication that the fair value of our Scripps Networks reporting unit may be below its carrying value at June 30, 2026.

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

Following completion of a second quarter 2026 impairment test, we concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recognized a non-cash charge of $967 million to reduce the carrying value of goodwill and $169 million to reduce the value of intangible assets.

9. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025

Accounts receivable securitization facility	$313,500	$361,100
Revolving credit facilities	—	—
Senior secured notes, due in January 2029	523,356	523,356
Senior secured notes, due in August 2030	750,000	750,000
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	240,966	281,126
Term loan, due in November 2029	317,164	337,603
Total outstanding principal	2,537,057	2,645,256
Less: Debt issuance costs and issuance discounts	(43,168)	(50,868)
Less: Current portion	—	(8,854)
Net carrying value of long-term debt	$2,493,889	$2,585,534
Fair value of long-term debt *	$2,222,939	$2,487,833
* The fair values of debt are estimated based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Accounts Receivable Securitization Facility

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.69% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of June 30, 2026, we had $314 million outstanding under the securitization facility, with a maximum availability allowed of $336 million. As of June 30, 2026 and December 31, 2025, the interest rate on the securitization facility was 7.34% and 7.29%, respectively.

Scripps Senior Secured Credit Agreement

On April 30, 2026, we amended our credit agreement. Under the amended terms, we have a revolving credit facility with aggregate commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with aggregate commitments of up to $8.0 million, maturing on July 7, 2027. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facilities. For both the $200 million revolving credit facility and the non-extended revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. We recognized approximately $2.6 million of deferred financing costs related to the April 30, 2026 amendment of our revolving credit facilities. As of June 30, 2026, there were no borrowings under our revolving credit facilities. The weighted-average interest rate during the periods in which we had a drawn revolver balance was 9.37% and 7.73% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we had outstanding letters of credit totaling $8.9 million under our revolving credit facilities.

On April 10, 2025, we issued a $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan at a rate based on SOFR, plus a margin of 5.75%. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of June 30, 2026 and December 31, 2025, the interest rate on the June 2028 term loan was 9.50% and 9.60%, respectively. The weighted-average interest rate on the June 2028 term loan was 9.53% for the six months ended June 30, 2026 and 10.18% for the period of April 10, 2025 through June 30, 2025.

On April 10, 2025, we also issued a $340 million tranche B-3 term loan ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of June 30, 2026 and December 31, 2025, the interest rate on the November 2029 term loan was 7.10% and 7.20%, respectively. The weighted-average interest rate on the November 2029 term loan was 7.13% for the six months ended June 30, 2026 and 7.78% for the period of April 10, 2025 through June 30, 2025.

On March 31, 2026, we made principal pre-payments totaling $30.6 million on our June 2028 and November 2029 term loans. On April 30, 2026, we made an additional $30.0 million principal pre-payment on the June 2028 term loan. With these pre-payments, we wrote-off $0.6 million of deferred financing costs to interest expense and incurred a $0.9 million loss on extinguishment of debt.

During the second quarter of 2025, we incurred $38.1 million of non-capitalized transaction costs when we completed a series of previously announced refinancing transactions. These costs are reflected in the caption "Other financing transaction costs" in our Condensed Consolidated Statements of Operations. With the resulting debt proceeds generated from these refinancing transactions, we paid off the remaining $719 million balance for our term loan that was due to mature in May 2026 and paid off the remaining $541 million balance for our term loan that was due to mature in January 2028. In connection with the retirement of these term loans during the second quarter of 2025, we wrote-off $5.6 million of deferred financing costs to interest expense and also incurred a $3.0 million loss on extinguishment of debt.

The weighted-average interest rate on the May 2026 term loan was 7.01% for the period of January 1, 2025 through April 10, 2025. The weighted-average interest rate on the January 2028 term loan was 7.44% for the period of January 1, 2025 through April 10, 2025.

The credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the revolving credit facilities, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of June 30, 2026, we were in compliance with our financial covenants.

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

10. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025

Employee compensation and benefits	$32,686	$30,348
Deferred FCC repack income	28,101	30,816
Programming liability	133,652	166,187
Liability for pension benefits	57,945	57,732
Liabilities for uncertain tax positions	33,115	40,227
Finance leases	31,682	31,462
Other	18,914	12,317
Other liabilities (less current portion)	$336,095	$369,089

11. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Six Months Ended June 30,
(in thousands)	2026	2025

Accounts receivable	$44,435	$14,320
Other current assets	4,699	(365)
Accounts payable	(2,121)	(25,477)
Unearned revenue	5,438	(1,562)
Accrued employee compensation and benefits	(14,600)	(39,295)
Accrued income taxes	21,300	(872)
Accrued interest	(3,465)	5,982
Other accrued liabilities	9,645	(1,520)
Other, net	4,728	(146)
Total	$70,059	$(48,935)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Interest cost	$5,345	$5,649	$10,689	$11,298
Expected return on plan assets, net of expenses	(5,078)	(5,559)	(10,157)	(11,117)
Amortization of actuarial loss and prior service cost	285	5	570	9
Total for defined benefit pension plan	552	95	1,102	190
SERPs	182	242	365	485
Defined contribution plan	3,067	3,237	7,619	8,381
Net periodic benefit cost	$3,801	$3,574	$9,086	$9,056

We contributed $0.6 million to fund current benefit payments for our SERPs during the six months ended June 30, 2026. During the remainder of 2026, we anticipate contributing an additional $0.7 million to fund the SERPs' benefit payments. Additionally, during the remainder of 2026, we have required pension plan contributions totaling $4.7 million.

13. Segment Information
We determine our operating segments based upon our management and internal reporting structure, as well as the basis that our chief operating decision maker makes resource-allocation decisions.
Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 12 NBC affiliates, 11 CBS affiliates and three FOX affiliates. We also have 13 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.

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

Information regarding our segments is as follows:

	Three Months Ended June 30, 2026
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$312,641	$171,902	$484,543
Intersegment revenues	3,883	—	3,883
Reportable segments revenues	316,524	171,902	488,426
Other revenues(a)			5,858
Intersegment eliminations			(3,883)
Total consolidated operating revenues			$490,401
Less:(b)
Employee compensation and benefits	100,863	19,726
Programming(c)	116,306	87,196
Other segment items(d)	43,545	39,474
Segment profit for reportable segments	55,810	25,506	$81,316
Other segment loss(a)			(4,539)
Shared services and corporate			(27,531)
Restructuring costs			(35,840)
Depreciation and amortization of intangible assets			(35,061)
Impairment of goodwill and other intangible assets			(1,135,825)
Gains (losses), net on disposal of property and equipment			(59)
Interest expense			(54,110)
Loss on extinguishment of debt			(913)
Other financing transaction costs			—
Defined benefit pension plan expense			(734)
Gains (losses) from sale of business			8,872
Miscellaneous, net			(3,843)
Loss from operations before income taxes			$(1,208,267)
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

	Three Months Ended June 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$330,072	$205,765	$535,837
Intersegment revenues	4,694	—	4,694
Reportable segments revenues	334,766	205,765	540,531
Other revenues(a)			4,243
Intersegment eliminations			(4,694)
Total consolidated operating revenues			$540,080
Less:(b)
Employee compensation and benefits	104,315	21,956
Programming(c)	129,153	88,837
Other segment items(d)	45,477	39,024
Segment profit for reportable segments	55,821	55,948	$111,769
Other segment loss(a)			(6,979)
Shared services and corporate			(21,785)
Restructuring costs			(613)
Depreciation and amortization of intangible assets			(37,198)
Gains (losses), net on disposal of property and equipment			31,410
Interest expense			(58,653)
Loss on extinguishment of debt			(2,972)
Other financing transaction costs			(38,071)
Defined benefit pension plan expense			(337)
Miscellaneous, net			(1,683)
Loss from operations before income taxes			$(25,112)
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

	Six Months Ended June 30, 2026
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$649,819	$347,929	$997,748
Intersegment revenues	8,343	—	8,343
Reportable segments revenues	658,162	347,929	1,006,091
Other revenues(a)			9,521
Intersegment eliminations			(8,343)
Total consolidated operating revenues			$1,007,269
Less:(b)
Employee compensation and benefits	205,163	42,300
Programming(c)	258,943	158,233
Other segment items(d)	91,555	75,624
Segment profit for reportable segments	102,501	71,772	$174,273
Other segment loss(a)			(10,615)
Shared services and corporate			(54,165)
Restructuring costs			(36,484)
Depreciation and amortization of intangible assets			(70,408)
Impairment of goodwill and other intangible assets			(1,135,825)
Gains (losses), net on disposal of property and equipment			450
Interest expense			(111,068)
Loss on extinguishment of debt			(913)
Defined benefit pension plan expense			(1,467)
Gains (losses) from sale of business			38,881
Miscellaneous, net			(5,374)
Loss from operations before income taxes			$(1,212,715)
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

	Six Months Ended June 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$650,778	$403,772	$1,054,550
Intersegment revenues	9,377	—	9,377
Reportable segments revenues	660,155	403,772	1,063,927
Other revenues(a)			9,923
Intersegment eliminations			(9,377)
Total consolidated operating revenues			$1,064,473
Less:(b)
Employee compensation and benefits	209,484	42,829
Programming(c)	268,850	165,247
Other segment items(d)	91,081	75,655
Segment profit for reportable segments	90,740	120,041	$210,781
Other segment loss(a)			(13,384)
Shared services and corporate			(44,391)
Restructuring costs			(4,757)
Depreciation and amortization of intangible assets			(75,658)
Gains (losses), net on disposal of property and equipment			31,488
Interest expense			(102,403)
Loss on extinguishment of debt			(2,972)
Other financing transaction costs			(38,071)
Defined benefit pension plan expense			(675)
Miscellaneous, net			(1,527)
Loss from operations before income taxes			$(41,569)
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

Other segment disclosures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Depreciation:
Local Media	$9,008	$9,313	$17,868	$18,921
Scripps Networks	3,822	4,908	7,806	9,796
Total depreciation for reportable segments	12,830	14,221	25,674	28,717
Other	89	52	179	98
Shared services and corporate	368	370	719	732
Total depreciation	$13,287	$14,643	$26,572	$29,547
Amortization of intangible assets:
Local Media	$7,394	$8,131	$15,069	$16,681
Scripps Networks	12,940	12,976	25,880	25,953
Total amortization of intangible assets for reportable segments	20,334	21,107	40,949	42,634
Other	164	164	335	521
Shared services and corporate	1,276	1,284	2,552	2,956
Total amortization of intangible assets	$21,774	$22,555	$43,836	$46,111
Additions to property and equipment:
Local Media	$11,359	$10,965	$13,020	$12,171
Scripps Networks	5,392	1,424	5,867	1,921
Total additions to property and equipment for reportable segments	16,751	12,389	18,887	14,092
Other	—	—	—	—
Shared services and corporate	1	253	1	404
Total additions to property and equipment	$16,752	$12,642	$18,888	$14,496

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating revenues:
Core advertising	$286,137	$332,426	$591,706	$655,014
Political	29,683	3,104	39,780	6,366
Distribution	163,917	195,404	356,280	384,328
Other	10,664	9,146	19,503	18,765
Total operating revenues	$490,401	$540,080	$1,007,269	$1,064,473

Total assets by segment were as follows :

(in thousands)	As of June 30, 2026	As of December 31, 2025

Assets:
Local Media	$2,173,905	$2,297,873
Scripps Networks	1,329,092	2,567,155
Total assets by reportable segments	3,502,997	4,865,028
Other(a)	29,404	32,759
Shared services and corporate	113,556	110,841
Total assets	$3,645,957	$5,008,628
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
We did not declare or provide payment for the preferred stock dividend in either quarter of 2026 or any of the 2025 quarters. At June 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $150 million and the redemption value of the preferred stock totaled $782 million.
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

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2026	$(64,563)	$368	$(64,195)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $72(a)	248	(21)	227
Net current-period other comprehensive income (loss)	248	(21)	227
Ending balance, June 30, 2026	$(64,315)	$347	$(63,968)

	Three Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, March 31, 2025	$(74,932)	$(338)	$(75,270)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $11 (a)	25	11	36
Net current-period other comprehensive income (loss)	25	11	36
Ending balance, June 30, 2025	$(74,907)	$(327)	$(75,234)

	Six Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2025	$(64,812)	$389	$(64,423)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $145(a)	497	(42)	455
Net current-period other comprehensive income (loss)	497	(42)	455
Ending balance, June 30, 2026	$(64,315)	$347	$(63,968)

	Six Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $23(a)	50	22	72
Net current-period other comprehensive income (loss)	50	22	72
Ending balance, June 30, 2025	$(74,907)	$(327)	$(75,234)
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

Executive Overview

The E.W. Scripps Company (“Scripps”) is a diverse media enterprise that serves audiences and businesses through a portfolio of more than 60 local television stations in 38 markets and national news and entertainment networks. Our local stations have programming agreements with ABC, NBC, CBS and FOX. The Scripps Networks reach nearly every American through national news outlet Scripps News and popular entertainment brands ION, Bounce, Grit, ION Mystery, ION Plus and Laff. All of our local stations and national entertainment networks reach consumers over the air, and we have continued to expand our television networks and local brands on free streaming platforms. We also serve as the longtime steward of one of the nation's largest, most successful and longest-running educational programs, the Scripps National Spelling Bee. Additionally, we provide a television viewing device called Tablo that allows households to watch and record dozens of free, over-the-air and streaming channels anywhere in their home without a subscription.

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

In February 2026, we notified INYO of our exercise of all of the options. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur. In June 2026, we withdrew the option exercise for six of the INYO television stations to bring an INYO transaction under the national television ownership cap.

The aggregate purchase price for the exercise of options on the 17 INYO stations we have notified for exercise is approximately $47.0 million. However, the purchase price is based on formulas that will be contingent on the respective closing dates of any transactions.

In February 2026, we announced an enterprise-wide transformation plan that is designed to improve operating performance and unlock new value and targets annualized enterprise EBITDA growth of $125 million to $150 million by 2028. We expect to deliver this improved EBITDA run-rate through cost savings and revenue growth initiatives that will leverage technology including artificial intelligence and automation and increase revenue yield on our existing businesses. We currently anticipate annualized EBITDA improvement of about $100 million by the end of 2026.

On March 4, 2026, we reached agreement to acquire WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.8 million. During the first quarter of 2026, we provided a $5.0 million deposit to be applied against the purchase price at closing. While federal regulatory and other customary approvals were pending, we received revenue from and paid expenses related to WTVQ's operations through a local programming and marketing agreement. The transaction closed August 1, 2026.

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

On April 30, 2026, we entered into an amendment to our credit agreement that extended the July 7, 2027 maturity date of our revolving credit facility. Under the terms of the amendment, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027.

On May 13, 2026, we announced a new local media television rights agreement with the Detroit Pistons ("Pistons") beginning with the 2026-27 NBA season. WMYD TV20 Detroit will become the official local broadcast home of the Pistons, producing and airing all locally available pre-season and regular season games. Viewers will be able to watch games for free via over-the-air television as well as through participating cable and satellite providers. This agreement marks the Pistons' return to a primarily local broadcast television home for the first time since 2005. As part of the partnership, the Pistons and Scripps Sports will produce comprehensive game day coverage, including pregame, in game and postgame programming, as well as a weekly, half hour Pistons show.

On May 15, 2026, we completed the transaction with Gray Media, Inc. ("Gray") to swap television stations across five markets. We acquired Gray's KKTV (CBS) in Colorado Springs, Colorado; KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado; and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho. Gray acquired WSYM (Fox) in Lansing, Michigan, and KATC (ABC) in Lafayette, Louisiana. The swap involved the even exchange of comparable businesses. As a result, neither company paid cash consideration to the other.

On May 31, 2026, our retransmission consent agreement with DirecTV, representing approximately 15% of our traditional subscribers, expired. We reached agreement with DirecTV on July 10, 2026, with service restored that day to the customers of this MVPD.

On July 14, 2026, we announced that Scripps Sports signed an exclusive U.S. domestic broadcast rights agreement to televise all 64 games of the upcoming Women's Volleyball World Cup 2027 tournament on ION and Scripps Sports platforms. The three-week tournament will take place across the United States and Canada in August and September 2027.

The Scripps Networks business has experienced lower than projected financial results reflecting the impact of continued pressure from a weak national advertising market, ratings challenges, including impacts from the Nielsen methodology changes, and broader macroeconomic uncertainty. These factors have negatively impacted expected future growth rates, profitability and the cash flows derived from the business, as well as, the expected period of time over which those cash flows will occur, and provided an indication that the fair value of our Scripps Networks reporting unit may be below its carrying value at June 30,

2026. Following completion of a second quarter 2026 impairment test, we concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recorded a non-cash charge of $1.1 billion to reduce the carrying values of goodwill and other intangible assets.

We did not declare or provide payment for the preferred stock dividend in either quarter of 2026 or any of the 2025 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At June 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $150 million and the redemption value of the preferred stock totaled $782 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Operating revenues	$490,401	(9.2)%	$540,080	$1,007,269	(5.4)%	$1,064,473
Cost of revenues, excluding depreciation and amortization	(294,070)	(6.3)%	(313,689)	(604,864)	(4.1)%	(630,842)
Selling, general and administrative expenses, excluding depreciation and amortization	(147,085)	2.6%	(143,386)	(292,912)	4.4%	(280,625)
Restructuring costs	(35,840)		(613)	(36,484)		(4,757)
Depreciation and amortization of intangible assets	(35,061)		(37,198)	(70,408)		(75,658)
Impairment of goodwill and other intangible assets	(1,135,825)		—	(1,135,825)		—
Gains (losses), net on disposal of property and equipment	(59)		31,410	450		31,488
Operating income (loss)	(1,157,539)		76,604	(1,132,774)		104,079
Interest expense	(54,110)		(58,653)	(111,068)		(102,403)
Loss on extinguishment of debt	(913)		(2,972)	(913)		(2,972)
Other financing transaction costs	—		(38,071)	—		(38,071)
Defined benefit pension plan expense	(734)		(337)	(1,467)		(675)
Gains (losses) from sale of business	8,872		—	38,881		—
Miscellaneous, net	(3,843)		(1,683)	(5,374)		(1,527)
Loss from operations before income taxes	(1,208,267)		(25,112)	(1,212,715)		(41,569)
Benefit (provision) for income taxes	57,017		(10,850)	59,675		2,152
Net loss	$(1,151,250)		$(35,962)	$(1,153,040)		$(39,417)

Operating revenues decreased $49.7 million or 9.2% in the second quarter of 2026 and $57.2 million or 5.4% in the first six months of 2026 when compared to prior periods. Core advertising revenue decreased $46.3 million and $63.3 million in the quarter-to-date and year-to-date periods, respectively. Distribution revenue decreased $31.5 million and $28.0 million in the quarter-to-date and year-to-date periods, respectively. These decreases were partially offset by an increase of $26.6 million and $33.4 million in political revenue during this election year in the quarter-to-date and year-to-date periods, respectively.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $19.6 million or 6.3% in the second quarter of 2026 and $26.0 million or 4.1% in the first six months of 2026 when compared to prior periods. Employee compensation costs decreased $4.9 million and $7.9 million in the quarter-to-date and year-to-date periods, respectively, reflecting a year-over-year reduction in employee headcount. Syndicated programming decreased $6.9 million and $12.4 million in the quarter-to-date and year-to-date periods, respectively. Network programming decreased $11.4 million and $15.2 million in the quarter-to-date and year-to-date periods, respectively, mainly due to a decrease in network affiliation fees. These cost decreases were partially offset by an increase in sports rights fees of $4.4 million and $11.5 million in the quarter-to-date and year-to-date periods, respectively.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $3.7 million or 2.6% in the second quarter of 2026 and $12.3 million or 4.4% in the first six months of 2026 when compared to prior periods. Employee compensation costs increased $1.6 million in the second quarter of 2026 and $10.5 million in the first six months of 2026 when compared to prior periods, primarily attributed to higher medical claims and increased insurance premiums. Additionally, legal fees increased $1.8 million and $2.8 million in the quarter-to-date and year-to-date periods, respectively.

Restructuring costs in the second quarter of 2026 and 2025 totaled $35.8 million and $0.6 million, respectively. Year-to-date restructuring costs totaled $36.5 million and $4.8 million in 2026 and 2025, respectively. Restructuring costs in 2026 included $12.1 million in asset losses following strategic programming assessments, severance charges of $4.5 million, operating lease exit costs of $3.5 million and contract exit costs of $2.7 million. Remaining 2026 restructuring costs consisted of $13.7 million in outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in 2025 included severance charges of $2.6 million and operating lease exit costs of $2.1 million related to prior strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $2.1 million or 5.7% in the second quarter of 2026 and $5.3 million or 6.9% in the first six months of 2026 when compared to prior periods.

Following completion of a second quarter 2026 impairment test, we recorded a non-cash charge of $1.1 billion to reduce the carrying values of goodwill and other intangible assets associated with our Scripps Networks reporting unit.

On April 30, 2025, we completed the sale of our West Palm Beach television station building for cash consideration of $40.0 million and recognized a pre-tax gain from disposition of $31.4 million.

Interest expense decreased $4.5 million in the second quarter of 2026 and increased $8.7 million in the first six months of 2026 when compared to prior periods. While average outstanding debt balances were lower in the first six months of 2026 compared to the same period in 2025, higher interest rates contributed to an increase in interest costs incurred on borrowings during the first six months of 2026 when compared to the prior period. The quarter-to-date decrease in interest expense was due to the series of previously announced refinancing transactions that were completed during the second quarter of 2025. As part of the prior year refinancing, we paid off the remaining balances for our term loans that were due to mature in May 2026 and January 2028. In connection with the retirement of these term loans, we wrote off $5.6 million of deferred financing costs to interest expense in the second quarter 2025. We also incurred a $3.0 million loss on the extinguishment of debt when we paid off the remaining balances for our term loans. Additionally, we incurred $38.1 million of non-capitalized transaction costs related to the prior year refinancing. These costs are reflected in the caption "Other financing transaction costs" for the six months ended June 30, 2025.

On April 30, 2026, we made a $30.0 million principal pre-payment on the June 2028 term loan. With this pre-payment, we incurred a $0.9 million loss on extinguishment of debt.

During the first quarter of 2026, we closed on the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana. During the second quarter of 2026, we completed the transaction with Gray Media, Inc. to swap television stations across five markets and recognized a pre-tax gain of $9.3 million. We recognized $38.9 million of pre-tax gains from these business sales for the six months ended June 30, 2026.

The effective income tax rate was 4.9% and 5.2% for the six months ended June 30, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2026 and $2.1 million expense in 2025), state deferred rate changes ($0.2 million benefit in 2026 and $1.4 million expense in 2025) and state NOL valuation allowance changes. Additionally, in the second quarter of 2026, the income tax provision was impacted by a net discrete tax provision benefit of $23.9 million related to book impairment of tax deductible goodwill.

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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Segment operating revenues:
Local Media	$316,524	(5.4)%	$334,766	$658,162	(0.3)%	$660,155
Scripps Networks	171,902	(16.5)%	205,765	347,929	(13.8)%	403,772
Other	5,858	38.1%	4,243	9,521	(4.1)%	9,923
Intersegment eliminations	(3,883)	(17.3)%	(4,694)	(8,343)	(11.0)%	(9,377)
Total operating revenues	$490,401	(9.2)%	$540,080	$1,007,269	(5.4)%	$1,064,473
Segment profit (loss):
Local Media	$55,810	—%	$55,821	$102,501	13.0%	$90,740
Scripps Networks	25,506	(54.4)%	55,948	71,772	(40.2)%	120,041
Other	(4,539)	(35.0)%	(6,979)	(10,615)	(20.7)%	(13,384)
Shared services and corporate	(27,531)	26.4%	(21,785)	(54,165)	22.0%	(44,391)
Restructuring costs	(35,840)		(613)	(36,484)		(4,757)
Depreciation and amortization of intangible assets	(35,061)		(37,198)	(70,408)		(75,658)
Impairment of goodwill and other intangible assets	(1,135,825)		—	(1,135,825)		—
Gains (losses), net on disposal of property and equipment	(59)		31,410	450		31,488
Interest expense	(54,110)		(58,653)	(111,068)		(102,403)
Loss on extinguishment of debt	(913)		(2,972)	(913)		(2,972)
Other financing transaction costs	—		(38,071)	—		(38,071)
Defined benefit pension plan expense	(734)		(337)	(1,467)		(675)
Gains (losses) from sale of business	8,872		—	38,881		—
Miscellaneous, net	(3,843)		(1,683)	(5,374)		(1,527)
Loss from operations before income taxes	$(1,208,267)		$(25,112)	$(1,212,715)		$(41,569)

Local Media — Our Local Media segment includes more than 60 local television stations and their related digital operations. It is comprised of 18 ABC affiliates, 12 NBC affiliates, 11 CBS affiliates and three FOX affiliates. We also have 13 independent stations and 10 additional low power stations. Our Local Media segment earns revenue primarily from the sale of advertising to local, national and political advertisers and retransmission fees received from cable operators, telecommunications companies, satellite carriers and over-the-top virtual MVPDs.
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
Operating results for our Local Media segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Segment operating revenues:
Core advertising	$124,646	(8.7)%	$136,529	$264,440	(1.6)%	$268,675
Political	28,117		2,624	37,081		5,887
Distribution	160,504	(16.7)%	192,613	350,426	(7.7)%	379,804
Other	3,257	8.6%	3,000	6,215	7.4%	5,789
Total operating revenues	316,524	(5.4)%	334,766	658,162	(0.3)%	660,155
Segment costs and expenses:
Employee compensation and benefits	100,863	(3.3)%	104,315	205,163	(2.1)%	209,484
Programming	116,306	(9.9)%	129,153	258,943	(3.7)%	268,850
Other expenses	43,545	(4.2)%	45,477	91,555	0.5%	91,081
Total costs and expenses	260,714	(6.5)%	278,945	555,661	(2.4)%	569,415
Segment profit	$55,810	—%	$55,821	$102,501	13.0%	$90,740

Revenues

Total Local Media revenues decreased $18.2 million or 5.4% in the second quarter of 2026 and $2.0 million or 0.3% in the first six months of 2026 when compared to the prior periods. During this election year, political revenues increased $25.5 million in the second quarter of 2026 and $31.2 million in the first six months of 2026 when compared to the prior periods. Core advertising revenue decreased $11.9 million or 8.7% in the second quarter of 2026 and $4.2 million or 1.6% in the first six months of 2026 when compared to the prior periods. Core advertising revenue in the second quarter of 2025 included $6.8 million of revenue from WRTV and WFTX that were sold in the first quarter of 2026. Distribution revenues decreased $32.1 million or 17% in the second quarter of 2026 and $29.4 million or 7.7% in the first six months of 2026 when compared to the prior periods. The service blackout periods during the contract negotiations with Comcast and DirecTV had a $26.7 million negative impact on second quarter 2026 distribution revenues. Additionally, distribution revenues in the second quarter of 2025 included $11.3 million of revenue from WRTV and WFTX that were sold in the first quarter of 2026. Year-over-year distribution revenues were unfavorably impacted by mid-single-digit subscriber declines. These subscriber declines were offset by rate increases, which favorably impacted distribution revenues by 2.5% and 4.8% in the quarter-to-date and year-to-date periods, respectively. In 2025, we completed renewal negotiations on distribution agreements covering approximately 25% of our subscriber households. These renewal rates were effective as of March 31, 2025.

Costs and expenses

Employee compensation and benefits decreased $3.5 million or 3.3% in the second quarter of 2026 and $4.3 million or 2.1% in the first six months of 2026 when compared to prior periods, reflecting a year-over-year reduction in employee headcount.

Programming expense decreased $12.8 million or 9.9% in the second quarter of 2026 and $9.9 million or 3.7% in the first six months of 2026 when compared to prior periods. Network affiliation fees decreased $10.5 million and $13.3 million in quarter-to-date and year-to-date periods, respectively. Additionally, sports and other rights fees decreased $1.8 million in the quarter-to-date period and increased $4.1 million in year-to-date period.

Other expenses decreased $1.9 million or 4.2% in the second quarter of 2026 and increased $0.5 million or 0.5% in the first six months of 2026 when compared to prior periods.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Total operating revenues	$171,902	(16.5)%	$205,765	$347,929	(13.8)%	$403,772
Segment costs and expenses:
Employee compensation and benefits	19,726	(10.2)%	21,956	42,300	(1.2)%	42,829
Programming	87,196	(1.8)%	88,837	158,233	(4.2)%	165,247
Other expenses	39,474	1.2%	39,024	75,624	—%	75,655
Total costs and expenses	146,396	(2.3)%	149,817	276,157	(2.7)%	283,731
Segment profit	$25,506	(54.4)%	$55,948	$71,772	(40.2)%	$120,041

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $33.9 million or 16% in the second quarter of 2026 and $55.8 million or 14% in the first six months of 2026 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Scripps Networks revenues had a net decrease of $8.5 million in the second quarter of 2026 and $12.9 million in the first six months of 2026 due to the first quarter sale of Court TV. Lower ratings in our key monetized demographics, magnified by a Nielsen audience measurement methodology change late in the first quarter of 2026, unfavorably impacted Scripps Networks revenues by 9.2% and 11% in the quarter-to-date and year-to-date periods, respectively. Lower pricing for direct response market advertising unfavorably impacted Scripps Networks revenues by 7.9% and 6.8% in the quarter-to-date and year-to-date periods, respectively. These unfavorable impacts were partially offset by higher connected TV revenue, which increased revenues by 3.8% and 3.5% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $2.2 million or 10% in the second quarter of 2026 compared to the prior period, primarily due to the first quarter sale of Court TV. The year-over-year decrease in employee compensation and benefits of $0.5 million or 1.2% was also impacted by higher medical claims and increased insurance premiums during the first quarter 2026.

Programming expense decreased $1.6 million or 1.8% in the second quarter of 2026 and $7.0 million or 4.2% for the first six months of 2026 when compared to prior periods. Syndicated programming costs decreased $6.5 million and $11.8 million in the quarter-to-date and year-to-date periods, respectively. Carriage affiliation fees decreased $1.8 million and $3.0 million in the quarter-to-date and year-to-date periods, respectively. Other programming costs increased $6.1 million and $7.2 million in the quarter-to-date and year-to-date periods, respectively, driven by an increase in costs attributed to our sports rights agreements.

Other expenses increased $0.5 million or 1.2% in the second quarter of 2026 and remained flat for the first six months of 2026 when compared to prior periods.

Liquidity and Capital Resources

At June 30, 2026, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027. Additionally, we have an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed for the securitization facility is limited by our eligible accounts receivable balances.

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. As of June 30, 2026, we had $13.0 million of unrestricted cash on hand and $221 million of additional borrowing capacity under our revolving credit facilities and securitization facility. As of June 30, 2026, we had no borrowings outstanding under our credit facilities and we had $314 million outstanding under the securitization facility, with a maximum availability allowed of $336 million. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025

Net cash provided by (used in) operating activities	$17,096	$(13,858)
Net cash provided by investing activities	102,252	16,533
Net cash provided by (used in) financing activities	(122,920)	5,133
Increase (decrease) in cash, cash equivalents and restricted cash	$(3,572)	$7,808

Cash flows from operating activities

Cash provided by operating activities increased $31.0 million in 2026 compared to 2025. The cash provided by operating activities was impacted by a year-over-year decrease in segment profit of $43.5 million. Changes in the accounts receivable, accounts payable and accrued employee compensation and benefits provided a year-over-year cash benefit to operating activities of $78.2 million. Changes in accounts receivable reflect the timing of revenue recognition from prior periods and the collection of amounts in subsequent periods. Items such as service blackout periods with affiliates impact the timing of period-over-period cash generated from accounts receivable. Cash paid on accounts payable balances and for employee compensation and benefits decreased year-over-year primarily as a result of the cost-savings initiatives implemented with the enterprise-wide transformation plan. Cash provided by operating activities was also impacted by a year-over-year increase in cash tax refunds of $17.5 million and a year-over-year increase in cash interest paid of $19.5 million.

Cash flows from investing activities

Cash provided by investing activities was $102 million in 2026 compared to $16.5 million in 2025. Investing activities in 2026 include $127 million in net cash proceeds received from the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana, which all closed in the first quarter of 2026. Investing activities in 2026 also reflect $19.7 million in capital expenditures and $5.0 million for a business acquisition deposit related to our agreement to purchase WTVQ, the ABC affiliate in Lexington, Kentucky. Investing activities in 2025 reflect $40.0 million of cash proceeds from the sale of our West Palm television station building, $6.9 million in cash used for investment purchases and $17.2 million in capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $123 million in 2026 compared to cash provided by financing activities of $5.1 million in 2025. As of June 30, 2026, we had no borrowings outstanding under our revolving credit facilities. During the first six months of 2026, we had net payments of $47.6 million under our accounts receivable securitization facility, made principal pre-payments of $60.6 million on our term loans and paid $6.4 million in deferred financing costs. During the first six months of 2025, we had net debt proceeds of $70.0 million under our revolving credit facilities, $885 million of proceeds from the issuance of new long-term debt under the April 10, 2025 credit agreement and net proceeds of $366 million under our accounts receivable securitization facility. During the first six months of 2025, we made payments on long-term debt of $1.3 billion to pay down our May 2026 and January 2028 term loans. In connection with the refinancing transactions in the second quarter of 2025, we paid $43.2 million in deferred financing costs and $2.8 million in debt extinguishment costs.

Debt

Under the terms of our amended credit agreement, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027. As of June 30, 2026, we had no outstanding borrowings under our credit facilities. In connection with the credit agreement, we have an outstanding balance of $558 million on our term loans as of June 30, 2026. We do not have any annual required principal payments on these term loans for the next 12 months.

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of June 30, 2026, we had $314 million outstanding under the securitization facility, with a maximum availability allowed of $336 million.

As of June 30, 2026, we have $1.7 billion of senior notes outstanding. Senior secured notes have a total outstanding principal balance of $1.3 billion. The senior secured notes that mature on January 15, 2029 bear interest at a rate of 3.875% per annum and the senior secured notes that mature on August 15, 2030 bear interest at a rate of 9.875% per annum. Senior unsecured notes totaling $392 million mature on January 15, 2031 and bear interest at a rate of 5.375% per annum.

Debt Covenants

Our notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the revolving credit facilities, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it steps down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of June 30, 2026, we were in compliance with our financial covenants.

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in either quarter of 2026 or any of the 2025 quarters. At June 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $150 million and the redemption value of the preferred stock totaled $782 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2026, we anticipate contributing an additional $0.7 million to fund the SERPs' benefit payments and we have required pension plan contributions totaling $4.7 million.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $8.7 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$313,500	$313,500	$361,100	$361,100
Revolving credit facilities	—	—	—	—
Senior secured notes, due in January 2029	523,356	474,684	523,356	481,488
Senior secured notes, due in August 2030	750,000	656,250	750,000	746,250
Senior unsecured notes, due in January 2031	392,071	237,124	392,071	294,053
Term loan, due in June 2028	240,966	240,075	281,126	282,531
Term loan, due in November 2029	317,164	301,306	337,603	322,411
Long-term debt, including current portion	$2,537,057	$2,222,939	$2,645,256	$2,487,833

Financial instruments subject to market value risk:
Investments held at cost	$6,459	(a)	$6,456	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at June 30, 2026 and December 31, 2025.

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