Form 10-Q
period 2026-09-30
E.W. SCRIPPS Co
filed 2026-11-06
CIK 832428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2026, there were 81,085,753 of the registrant’s Class A Common shares, $0.01 par value per share, outstanding and 11,932,722 of the registrant’s Common Voting shares, $0.01 par value per share, outstanding.

Index to The E.W. Scripps Company Quarterly Report
on Form 10-Q for the Quarter Ended September 30, 2026
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2026.

Item 4. Mine Safety Disclosures

None.
3

Item 5. Other Information

Director and Officer Trading Arrangements

Charles L. Barmonde, a director of the Company, has adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 40,000 shares of common stock between September 8, 2026 and September 8, 2027.

Other than as described above, none of our other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31(a)	Section 302 Certifications *
31(b)	Section 302 Certifications *
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The Company's unaudited Condensed Consolidated Financial Statements and related Notes for the three and nine months ended September 30, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language). *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

* - Filed herewith
4

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE E.W. SCRIPPS COMPANY

Dated: November 6, 2026	By:	/s/ Daniel W. Perschke
Daniel W. Perschke
Senior Vice President, Controller
(Principal Accounting Officer)

5

The E.W. Scripps Company

The E.W. Scripps Company
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	As of September 30, 2026	As of December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$83,390	$27,923
Accounts receivable (less allowances — $7,399 and $5,909)	501,991	569,307
Miscellaneous	42,310	47,255
Assets held for sale	—	102,933
Total current assets	627,691	747,418
Investments	17,368	14,369
Property and equipment	421,944	407,966
Operating lease right-of-use assets	80,720	95,975
Goodwill	931,534	1,918,334
Other intangible assets	1,318,059	1,517,776
Programming	217,789	280,359
Miscellaneous	22,511	26,431
Total Assets	$3,637,616	$5,008,628

Liabilities and Equity
Current liabilities:
Accounts payable	$65,518	$63,420
Unearned revenue	52,488	22,166
Current portion of long-term debt	—	8,854
Accrued liabilities:
Employee compensation and benefits	52,909	55,657
Accrued taxes	21,821	34,576
Programming liability	162,574	141,914
Accrued interest	21,471	53,791
Miscellaneous	41,769	41,813
Other current liabilities	26,246	24,347
Liabilities held for sale	—	7,063
Total current liabilities	444,796	453,601
Long-term debt (less current portion)	2,457,441	2,585,534
Deferred income taxes	201,467	268,427
Operating lease liabilities	73,326	85,885
Other liabilities (less current portion)	317,959	369,089
Equity:
Preferred stock, $0.01 par — authorized: 25,000,000 shares; none outstanding	—	—
Preferred stock — Series A, $100,000 par; 6,000 shares issued and outstanding (redemption value of $799,260 at September 30, 2026 and $749,587 at December 31, 2025)	419,159	419,159
Common stock, $0.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 81,085,753 and 77,081,135 shares	811	771
Voting — authorized: 60,000,000 shares; issued and outstanding: 11,932,722 and 11,932,722 shares	119	119
Total preferred and common stock	420,089	420,049
Additional paid-in capital	1,478,540	1,467,347
Accumulated deficit	(1,692,262)	(576,881)
Accumulated other comprehensive loss, net of income taxes	(63,740)	(64,423)
Total equity	142,627	1,246,092
Total Liabilities and Equity	$3,637,616	$5,008,628
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Operating Revenues:
Advertising	$356,795	$328,985	$988,281	$990,365
Distribution	181,026	188,267	537,306	572,595
Other	7,040	8,602	26,543	27,367
Total operating revenues	544,861	525,854	1,552,130	1,590,327
Operating Expenses:
Cost of revenues, excluding depreciation and amortization	286,356	311,313	891,220	942,155
Selling, general and administrative expenses, excluding depreciation and amortization	140,241	137,426	433,153	418,051
Restructuring costs	18,771	2,718	55,255	7,475
Depreciation	12,296	14,680	38,868	44,227
Amortization of intangible assets	19,035	22,528	62,871	68,639
Impairment of goodwill and other intangible assets	—	—	1,135,825	—
Losses (gains), net on disposal of property and equipment	872	(434)	422	(31,922)
Total operating expenses	477,571	488,231	2,617,614	1,448,625
Operating income (loss)	67,290	37,623	(1,065,484)	141,702
Interest expense	(53,796)	(59,219)	(164,864)	(161,622)
Loss on extinguishment of debt	—	(7,622)	(913)	(10,594)
Other financing transaction costs	—	(6,466)	—	(44,537)
Defined benefit pension plan expense	(733)	(338)	(2,200)	(1,013)
Gains (losses) from sale of business	—	—	38,881	—
Miscellaneous, net	(1,132)	(1,165)	(6,506)	(2,692)
Income (loss) from operations before income taxes	11,629	(37,187)	(1,201,086)	(78,756)
Benefit for income taxes	(26,030)	(4,228)	(85,705)	(6,380)
Net income (loss)	37,659	(32,959)	(1,115,381)	(72,376)
Preferred stock dividends	(16,927)	(16,062)	(49,673)	(47,172)
Net income (loss) attributable to the shareholders of The E.W. Scripps Company	$20,732	$(49,021)	$(1,165,054)	$(119,548)

Net income (loss) per basic share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.22	$(0.55)	$(12.73)	$(1.36)
Net income (loss) per diluted share of common stock attributable to the shareholders of The E.W. Scripps Company	$0.21	$(0.55)	$(12.73)	$(1.36)

See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$37,659	$(32,959)	$(1,115,381)	$(72,376)
Changes in defined benefit pension plans, net of tax of $73, $12, $218, and $35	249	26	746	76
Other	(21)	10	(63)	32
Total comprehensive income (loss) attributable to preferred and common stockholders	$37,887	$(32,923)	$(1,114,698)	$(72,268)
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,115,381)	$(72,376)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	101,739	112,866
Impairment of goodwill and other intangible assets	1,135,825	—
Losses (gains), net on disposal of property and equipment	422	(31,922)
Loss on extinguishment of debt	913	10,594
Losses (gains) from sale of business	(38,881)	—
Programming assets and liabilities	(17,820)	13,989
Restructuring impairment charges	14,857	1,397
Losses (gains) on sale of investments	—	(42)
Deferred income taxes	(73,462)	(9,355)
Stock and deferred compensation plans	18,301	15,469
Pension contributions, net of income/expense	(1,882)	(120)
Other changes in certain working capital accounts, net	105,309	(54,230)
Miscellaneous, net	18,928	21,699
Net cash provided by operating activities	148,868	7,969
Cash Flows from Investing Activities:
Acquisitions	(15,910)	—
Proceeds from sale of business	126,721	—
Additions to property and equipment	(31,821)	(32,689)
Purchase of investments	(6,947)	(6,943)
Proceeds from sale of property and equipment	717	41,122
Proceeds from sale of investments	—	42
Net cash provided by investing activities	72,760	1,532
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	—	—
Proceeds received from accounts receivable securitization facility	214,300	503,500
Payments on accounts receivable securitization facility	(301,500)	(143,700)
Proceeds from issuance of long-term debt	—	1,635,369
Payments on long-term debt	(60,598)	(1,899,307)
Payments of deferred financing costs	(8,375)	(63,260)
Payments of debt extinguishment costs	(300)	(6,670)
Tax payments related to shares withheld for vested stock and RSUs	(6,278)	(1,348)
Miscellaneous, net	(3,410)	(3,272)
Net cash provided by (used in) financing activities	(166,161)	21,312
Increase in cash and cash equivalents	55,467	30,813
Cash and cash equivalents:
Beginning of year	27,923	23,852
End of period	$83,390	$54,665

Supplemental Cash Flow Disclosures
Interest paid	$179,170	$145,251
Income taxes (refunded) paid	$(3,906)	$12,370
Non-cash investing information
Accrued capital expenditures	$763	$2,226
See notes to condensed consolidated financial statements.

The E.W. Scripps Company
Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended September 30, 2026 and 2025 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of June 30, 2026	$419,159	$927	$1,474,490	$(1,729,921)	$(63,968)	$100,687
Comprehensive income (loss)	—	—	—	37,659	228	37,887
Compensation plans: 349,484 net shares issued *	—	3	4,050	—	—	4,053
As of September 30, 2026	$419,159	$930	$1,478,540	$(1,692,262)	$(63,740)	$142,627
* Net of tax payments related to shares withheld for vested RSUs of $360 for the three months ended September 30, 2026.

As of June 30, 2025	$418,007	$883	$1,461,755	$(515,421)	$(75,234)	$1,289,990
Comprehensive income (loss)	—	—	—	(32,959)	36	(32,923)
Preferred stock dividends, $576 of issuance costs accretion	576	—	(576)	—	—	—
Compensation plans: 468,998 net shares issued *	—	5	3,376	—	—	3,381
As of September 30, 2025	$418,583	$888	$1,464,555	$(548,380)	$(75,198)	$1,260,448
* Net of tax payments related to shares withheld for vested RSUs of $474 for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025 (in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Total Equity

As of December 31, 2025	$419,159	$890	$1,467,347	$(576,881)	$(64,423)	$1,246,092
Comprehensive income (loss)	—	—	—	(1,115,381)	683	(1,114,698)
Compensation plans: 4,004,618 net shares issued *	—	40	11,193	—	—	11,233
As of September 30, 2026	$419,159	$930	$1,478,540	$(1,692,262)	$(63,740)	$142,627
* Net of tax payments related to shares withheld for vested RSUs of $6,278 for the nine months ended September 30, 2026.

As of December 31, 2024	$416,854	$866	$1,451,604	$(476,004)	$(75,306)	$1,318,014
Comprehensive income (loss)	—	—	—	(72,376)	108	(72,268)
Preferred stock dividends, $1,729 of issuance costs accretion	1,729	—	(1,729)	—	—	—
Compensation plans: 2,174,867 net shares issued *	—	22	14,680	—	—	14,702
As of September 30, 2025	$418,583	$888	$1,464,555	$(548,380)	$(75,198)	$1,260,448
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
Nature of Operations — We are a diverse media enterprise, serving audiences and businesses through a portfolio of local television stations and national news and entertainment networks. All of our businesses also have digital presences across online, mobile, connected television and social platforms, reaching consumers on all devices and platforms they use to consume content. Our media businesses are organized into the following reportable segments: Local Media, Scripps Networks and Other. Additional information for our segments is presented in Note 12. Segment Information.

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
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on expected credit losses, including our historical experience of actual losses and known troubled accounts. The allowance for doubtful accounts totaled $7.4 million at September 30, 2026 and $5.9 million at December 31, 2025.
We record unearned revenue when cash payments are received in advance of our performance, including amounts which are refundable. We generally require amounts payable under advertising contracts with political advertising customers to be paid in advance. Unearned revenue totaled $52.5 million at September 30, 2026 and most is expected to be recognized within revenue or refunded over the next 12 months. Unearned revenue totaled $22.2 million at December 31, 2025. We recorded $16.7 million of revenue in the nine months ended September 30, 2026 that was included in unearned revenue at December 31, 2025.

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
Share-based compensation costs totaled $3.2 million and $3.3 million for the third quarter of 2026 and 2025, respectively. Year-to-date share-based compensation costs totaled $15.7 million and $14.8 million in 2026 and 2025, respectively.
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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Numerator (for basic and diluted earnings per share)
Net income (loss)	$37,659	$(32,959)	$(1,115,381)	$(72,376)
Less income allocated to RSUs	(40)	—	—	—
Less preferred stock dividends	(16,927)	(16,062)	(49,673)	(47,172)
Numerator for basic and diluted earnings per share	$20,692	$(49,021)	$(1,165,054)	$(119,548)
Denominator
Basic weighted-average shares outstanding	92,698	88,461	91,527	87,773
Effect of dilutive securities	5,394	—	—	—
Diluted weighted-average shares outstanding	98,092	88,461	91,527	87,773

The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share to the extent the related performance criteria are met through the respective balance sheet reporting date. As of September 30, 2026 and 2025, potential dilutive securities representing 7.1 million and 7.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the related performance criteria were not yet met, although the Company expects to meet various levels of criteria in the future.

For the nine month period ended September 30, 2026 and the three month and nine month periods ended September 30, 2025, we incurred a net loss to shareholders and the inclusion of RSUs would be anti-dilutive. As of September 30, 2026 and 2025, we had 10.0 million and 10.3 million, respectively, of outstanding RSUs that were anti-dilutive. For the three month period ended September 30, 2026, we had 0.1 million of outstanding RSUs that were anti-dilutive. The September 30, 2026 and 2025 basic and dilutive EPS calculations also exclude the impact of the common stock warrant as the effect would be anti-dilutive.

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

3. Acquisitions and Dispositions

Acquisitions

On August 1, 2026, we completed the acquisition of WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.9 million. During the first quarter of 2026, we provided a $5.0 million deposit that was applied against the purchase price at closing. Prior to closing, while federal regulatory and other customary approvals were pending, we received revenue from and paid expenses related to WTVQ's operations through a local programming and marketing agreement.

The preliminary purchase price allocation for this transaction assigned $6.8 million to intangible assets with useful lives ranging from 7 to 10 years, $6.0 million to FCC licenses, $1.7 million to goodwill and the remainder was allocated to property and equipment.

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

Assets Held For Sale

On September 3, 2025, we reached an agreement to sell WFTX, our local Fox-affiliated station in Fort Myers, Florida, for $40.0 million and the transaction closed on March 2, 2026. We recognized a pre-tax gain from disposition totaling $5.6 million for the nine months ended September 30, 2026.

In October 2025, we reached an agreement to sell WRTV, our local ABC-affiliated station in Indianapolis, Indiana, for $83.0 million and the transaction closed on March 31, 2026. We recognized a pre-tax gain from the disposition totaling $28.0 million for the nine months ended September 30, 2026.

In the fourth quarter of 2025, we committed to the sale of Court TV and recognized a $19.5 million non-cash charge in the fourth quarter of 2025, reflecting the difference between the carrying value of Court TV's net assets and the transaction consideration. On February 9, 2026, we closed on the sale of the network and have recognized a total pre-tax loss from disposition of $4.0 million for the nine months ended September 30, 2026. With the sale, we also entered into a 3-year distribution agreement at market rates with the buyer. The distribution agreement provides for the continued carriage of Court TV on Scripps properties.

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

INYO Call Options

In February 2026, we notified INYO Broadcast Holdings ("INYO") of our exercise of call options that granted us the right to acquire the assets of some or all of the 23 television stations owned by INYO. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. In June 2026, we withdrew the option exercise for six of the INYO television stations to bring an INYO transaction under the national television ownership cap then in place.

The aggregate purchase price for the options on the remaining 17 INYO stations we have notified for exercise is approximately $48.5 million as of September 30, 2026. However, the purchase price is based on formulas that will be contingent on the respective closing dates of any transactions.

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

Restructuring costs in the third quarter of 2026 and 2025 totaled $18.8 million and $2.7 million, respectively. Year-to-date restructuring costs totaled $55.3 million and $7.5 million in 2026 and 2025, respectively. Restructuring costs in 2026 included $12.1 million in asset losses following strategic programming assessments, employee termination severance charges of $16.6 million, operating lease exit costs of $3.5 million and contract exit costs of $2.7 million. Remaining 2026 restructuring costs consisted of $20.4 million in outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in 2025 included severance charges of $4.2 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees related to prior strategic reorganization efforts.

Nine Months Ended September 30, 2026 and 2025 (in thousands)	Severance and Employee Benefits	Other Restructuring Charges	Total

Liability as of December 31, 2025	$—	$2,535	$2,535
Net charges	16,564	38,691	55,255
Payments	(7,375)	(20,450)	(27,825)
Non-cash (a)	(857)	(14,857)	(15,714)
Liability as of September 30, 2026	$8,332	$5,919	$14,251

Liability as of December 31, 2024	$9,653	$—	$9,653
Net charges	4,236	3,239	7,475
Payments	(13,681)	(240)	(13,921)
Non-cash (a)	(208)	(1,397)	(1,605)
Liability as of September 30, 2025	$—	$1,602	$1,602
(a) Represents share-based compensation costs and asset write-downs included in restructuring charges.

5. Income Taxes

We file a consolidated federal income tax return, consolidated unitary tax returns in certain states and other separate state income tax returns for our subsidiary companies.

Our income tax provision for interim periods has generally been determined using an estimate of our annual effective tax rate for the full year, adjusted for discrete items, if any, that arise during the period. When forecasted ordinary annual pre‑tax income is near breakeven, small changes in estimated annual results may result in significant volatility in the annual effective income tax rate that is not considered reliable and meaningful. In such circumstances, the income tax effects are recognized discretely in the interim period. For the three and nine months ended September 30, 2026, we utilized this discrete effective income tax method to compute our income tax provision as the estimated annual effective rate method would not provide a reliable and meaningful estimate of our income tax provision.

The effective income tax rate for the nine months ended September 30, 2026 and 2025 was 7.1% and 8.1%, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2026 and $2.3 million expense in 2025), state deferred rate changes ($2.7 million expense in 2025) and state NOL valuation allowance changes. Additionally, the 2026 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $23.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2026.

We recognize state NOL carryforwards as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance.

6. Leases

We have operating leases for office space, data centers and certain equipment. Our operating leases have lease terms of 1 year to 30 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We also have a finance lease for office space that has a remaining lease term of 32 years. Operating lease costs recognized in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 totaled $5.3 million and $6.1 million, respectively, including short-term lease costs of $1.6 million for both the three months ended September 30, 2026 and 2025. Year-to-date September 30, 2026 and 2025 operating lease costs totaled $17.7 million and $17.6 million, respectively, including short-term lease costs of $4.8 million and $5.0 million, respectively. Amortization of the right-of-use asset for our finance leases totaled $0.2 million for both the three months ended September 30, 2026 and 2025 and $0.6 million for both the nine months ended September 30, 2026 and 2025. Interest expense on the finance leases liability totaled $0.6 million for both the three months ended September 30, 2026 and 2025 and $1.7 million for both the nine months ended September 30, 2026 and 2025.

Other information related to our leases was as follows:

(in thousands, except lease term and discount rate)	As of September 30, 2026	As of December 31, 2025

Balance Sheet Information
Operating Leases
Right-of-use assets	$80,720	$95,975
Other current liabilities	18,883	18,974
Operating lease liabilities	73,326	85,885
Finance Leases
Property and equipment, at cost	28,321	28,321
Accumulated depreciation	(3,051)	(2,454)
Property and equipment, net	25,270	25,867
Other liabilities	31,783	31,462
Weighted Average Remaining Lease Term
Operating leases	10.88 years	10.20 years
Finance leases	31.75 years	32.50 years
Weighted Average Discount Rate
Operating leases	6.12%	5.78%
Finance leases	7.10%	7.10%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,977	$5,863	$16,533	$16,975
Operating cash flows from finance leases	462	450	1,362	1,326
Financing cash flows from finance leases	—	—	—	—
Right-of-use assets obtained in exchange for operating lease obligations	754	17,992	2,625	30,090
Right-of-use assets obtained in exchange for finance lease obligations	—	—	—	—

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows:

(in thousands)	Operating Leases	Finance Leases

Remainder of 2026	$6,040	$462
2027	22,329	1,875
2028	16,973	1,926
2029	14,616	1,979
2030	7,950	2,034
Thereafter	65,047	86,111
Total future minimum lease payments	132,955	94,387
Less: Imputed interest	(40,746)	(62,604)
Total	$92,209	$31,783

7. Goodwill and Other Intangible Assets
Goodwill consisted of the following:

(in thousands)	Local Media	Scripps Networks	Other	Total

Gross balance as of December 31, 2025	$1,064,474	$2,022,159	$7,190	$3,093,823
Accumulated impairment losses	(205,717)	(969,772)	—	(1,175,489)
Net balance as of December 31, 2025	858,757	1,052,387	7,190	1,918,334
Sale of television stations in Gray swap	(26,770)	—	—	(26,770)
Acquired television stations from Gray swap	4,932	—	—	4,932
WTVQ acquisition	1,720	—	—	1,720
Impairment charge	—	(966,682)	—	(966,682)
Balance as of September 30, 2026	$838,639	$85,705	$7,190	$931,534

Gross balance as of September 30, 2026	$1,037,943	$2,022,159	$7,190	$3,067,292
Accumulated impairment losses	(199,304)	(1,936,454)	—	(2,135,758)
Net balance as of September 30, 2026	$838,639	$85,705	$7,190	$931,534

Other intangible assets consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025

Amortizable intangible assets:
Carrying amount:
Television network affiliation relationships	$721,450	$1,025,844
Customer lists and advertiser relationships	216,621	216,622
Other	143,839	138,053
Total carrying amount	1,081,910	1,380,519
Accumulated amortization:
Television network affiliation relationships	(269,493)	(362,580)
Customer lists and advertiser relationships	(189,963)	(174,261)
Other	(92,811)	(90,417)
Total accumulated amortization	(552,267)	(627,258)
Net amortizable intangible assets	529,643	753,261
Indefinite-lived intangible assets — FCC licenses	788,416	764,515
Total other intangible assets	$1,318,059	$1,517,776

Estimated amortization expense of intangible assets for each of the next five years is $19.9 million for the remainder of 2026, $74.8 million in 2027, $53.5 million in 2028, $48.5 million in 2029, $48.4 million in 2030, $39.0 million in 2031 and $245.5 million in later years.

Upon our acquisition of ION Media in 2021, we simultaneously sold 23 ION television stations to INYO Broadcast Holdings to comply with ownership rules of the FCC. These divested stations became independent affiliates of ION pursuant to long-term affiliation agreements. The purchase price allocation for the ION acquisition attributed value to these INYO affiliation agreements and are reflected as an intangible asset within our "Television network affiliation relationship" caption. The INYO affiliation agreements intangible asset was established with a 20 year useful life and has a carrying value of $134 million as of September 30, 2026.

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

Following completion of a second quarter 2026 impairment test, we concluded that the fair value of our Scripps Networks reporting unit did not exceed its carrying value and we recognized a non-cash charge of $967 million to reduce the carrying value of goodwill and $169 million to reduce the value of television network affiliation relationship intangible assets.

8. Long-Term Debt
Long-term debt consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025

Accounts receivable securitization facility	$273,900	$361,100
Revolving credit facilities	—	—
Senior secured notes, due in January 2029	523,356	523,356
Senior secured notes, due in August 2030	750,000	750,000
Senior unsecured notes, due in January 2031	392,071	392,071
Term loan, due in June 2028	240,966	281,126
Term loan, due in November 2029	317,164	337,603
Total outstanding principal	2,497,457	2,645,256
Less: Debt issuance costs and issuance discounts	(40,016)	(50,868)
Less: Current portion	—	(8,854)
Net carrying value of long-term debt	$2,457,441	$2,585,534
Fair value of long-term debt *	$2,104,487	$2,487,833
* The fair values of debt are estimated primarily based on either quoted private market transactions or observable estimates provided by third party financial professionals, and as such, are classified within Level 2 of the fair value hierarchy.

Accounts Receivable Securitization Facility

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. Under the securitization facility, we sell eligible accounts receivable balances to our wholly owned special purpose entities, Scripps SPV Midco, LLC and Scripps SPV, LLC (the “Accounts Receivable Securitization Special Purpose Subsidiaries”). The Accounts Receivable Securitization Special Purpose Subsidiaries are consolidated subsidiaries of Scripps and use the accounts receivable balances to collateralize loans obtained from financial institutions. The facility is subject to interest charges, at the one-month term secured overnight financing rate ("SOFR"), subject to a 1.00% floor with a blended spread of 3.84% based on customary assumptions. We recognized approximately $6.0 million of deferred financing costs related to the securitization facility. The securitization facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable, as well as interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows. Scripps retains the responsibility of servicing the accounts receivable balances pledged as collateral for the securitization facility and also provides a performance guaranty. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of September 30, 2026, we had $274 million outstanding under the securitization facility, with a maximum availability allowed of $286 million. As of September 30, 2026 and December 31, 2025, the interest rate on the securitization facility was 7.75% and 7.29%, respectively.

Scripps Senior Secured Credit Agreement

On April 30, 2026, we amended our credit agreement. Under the amended terms, we have a revolving credit facility with aggregate commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with aggregate commitments of up to $8.0 million, maturing on July 7, 2027. Commitment fees of 0.30% to 0.50% per annum, based on our leverage ratio, of the total unused commitment are payable under the revolving credit facilities. For both the $200 million revolving credit facility and the non-extended revolving credit facility, interest is payable at a rate based on SOFR, plus a margin of 5.50%. We recognized approximately $2.6 million of deferred financing costs related to the April 30, 2026 amendment of our revolving credit facilities. As of September 30, 2026, there were no borrowings under our revolving credit facilities. The weighted-average interest rate during the periods in which we had a drawn revolver balance was 9.36% and 7.58% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, we had outstanding letters of credit totaling $8.8 million and $8.9 million, respectively, under our revolving credit facilities.

On April 10, 2025, we issued a $545 million tranche B-2 term loan ("June 2028 term loan") that matures in June 2028. Interest is currently payable on the June 2028 term loan at a rate based on SOFR, plus a margin of 5.75%. Deferred financing costs and original issuance discount totaled approximately $14.3 million with this term loan, which are being amortized over the life of the loan. As of September 30, 2026 and December 31, 2025, the interest rate on the June 2028 term loan was 9.76% and 9.60%, respectively. The weighted-average interest rate on the June 2028 term loan was 9.53% for the nine months ended September 30, 2026 and 10.18% for the period of April 10, 2025 through September 30, 2025. In connection with the August 6, 2025 issuance of new senior secured second lien notes, we pre-paid $205 million aggregate principal amount of the June 2028 term loan at a price equal to 102% of the principal amount outstanding. With this partial paydown of the June 2028 term loan during the third quarter of 2025, we wrote-off $0.6 million of deferred financing costs to interest expense and also incurred a $5.4 million loss on the extinguishment of debt.

On April 10, 2025, we also issued a $340 million tranche B-3 term loan ("November 2029 term loan") that matures in November 2029. Interest is currently payable on the November 2029 term loan at a rate based on SOFR, plus a margin of 3.35%. Deferred financing costs and original issuance discount totaled approximately $8.9 million with this term loan, which are being amortized over the life of the loan. As of September 30, 2026 and December 31, 2025, the interest rate on the November 2029 term loan was 7.36% and 7.20%, respectively. The weighted-average interest rate on the November 2029 term loan was 7.13% for the nine months ended September 30, 2026 and 7.78% for the period of April 10, 2025 through September 30, 2025.

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

On April 10, 2025, we completed a series of previously announced refinancing transactions. On August 6, 2025, we issued new senior secured second lien notes and used the proceeds to pay off or paydown other outstanding debt balances. In connection with these transactions, we incurred $44.5 million of non-capitalized transaction costs that are reflected in the caption "Other financing transaction costs" in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

The credit agreement contains covenants that, among other things, limit our ability to incur additional debt and provides for restrictions on certain payments (dividends and share repurchases). Additionally, we must be in compliance with certain leverage ratios in order to proceed with acquisitions. Our credit agreement also includes a provision that in certain circumstances we must use a portion of excess cash flow to repay debt. We granted the lenders pledges of our equity interests in our subsidiaries and security interests in substantially all other personal property, including cash and equipment. The credit agreement also contains covenants to comply with a maximum first lien net leverage ratio. For the revolving credit facilities, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it stepped down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of September 30, 2026, we were in compliance with our financial covenants.

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

With the debt proceeds from the August 6, 2025 issuance of the 2030 Senior Notes, we redeemed the $426 million outstanding principal amount of the 2027 Senior Notes at a weighted-average redemption price equal to 100% of the aggregate principal amount outstanding, plus accrued and unpaid interest. The redemption in the third quarter of 2025 resulted in the write-off of $0.8 million of deferred financing costs to interest expense and a loss on the extinguishment of debt of $2.2 million.

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

9. Other Liabilities
Other liabilities consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025

Employee compensation and benefits	$31,358	$30,348
Deferred FCC repack income	27,069	30,816
Programming liability	121,066	166,187
Liability for pension benefits	54,845	57,732
Liabilities for uncertain tax positions	33,647	40,227
Finance leases	31,783	31,462
Other	18,191	12,317
Other liabilities (less current portion)	$317,959	$369,089

10. Supplemental Cash Flow Information
The following table presents additional information about the change in certain working capital accounts:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Accounts receivable	$67,006	$6,672
Other current assets	4,945	(13,698)
Accounts payable	44,820	(27,157)
Unearned revenue	30,322	3,891
Accrued employee compensation and benefits	(3,491)	(20,621)
Accrued income taxes	(12,755)	108
Accrued interest	(32,320)	(6,282)
Other accrued liabilities	6,780	3,119
Other, net	2	(262)
Total	$105,309	$(54,230)

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

The components of the employee benefit plan expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Interest cost	$5,344	$5,650	$16,033	$16,948
Expected return on plan assets, net of expenses	(5,079)	(5,558)	(15,236)	(16,675)
Amortization of actuarial loss and prior service cost	286	4	856	13
Total for defined benefit pension plan	551	96	1,653	286
SERPs	182	242	547	727
Defined contribution plan	3,564	3,586	11,183	11,967
Net periodic benefit cost	$4,297	$3,924	$13,383	$12,980

We contributed $0.8 million to fund current benefit payments for our SERPs and $3.2 million for our defined benefit pension plan during the nine months ended September 30, 2026. During the remainder of 2026, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We are required to contribute an additional $1.5 million to fund our qualified defined benefit pension plan in order to meet our 2026 funding requirements under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

12. Segment Information
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

Information regarding our segments is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$368,821	$172,993	$541,814
Intersegment revenues	3,986	—	3,986
Reportable segments revenues	372,807	172,993	545,800
Other revenues(a)			3,047
Intersegment eliminations			(3,986)
Total consolidated operating revenues			$544,861
Less:(b)
Employee compensation and benefits	99,046	18,969
Programming(c)	110,637	83,849
Other segment items(d)	45,573	37,161
Segment profit for reportable segments	117,551	33,014	$150,565
Other segment loss(a)			(6,379)
Shared services and corporate			(25,922)
Restructuring costs			(18,771)
Depreciation and amortization of intangible assets			(31,331)
Gains (losses), net on disposal of property and equipment			(872)
Interest expense			(53,796)
Defined benefit pension plan expense			(733)
Miscellaneous, net			(1,132)
Income (loss) from operations before income taxes			$11,629
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

	Three Months Ended September 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$320,636	$200,956	$521,592
Intersegment revenues	4,820	—	4,820
Reportable segments revenues	325,456	200,956	526,412
Other revenues(a)			4,262
Intersegment eliminations			(4,820)
Total consolidated operating revenues			$525,854
Less:(b)
Employee compensation and benefits	105,115	22,120
Programming(c)	124,659	86,858
Other segment items(d)	42,881	38,679
Segment profit for reportable segments	52,801	53,299	$106,100
Other segment loss(a)			(7,598)
Shared services and corporate			(21,387)
Restructuring costs			(2,718)
Depreciation and amortization of intangible assets			(37,208)
Gains (losses), net on disposal of property and equipment			434
Interest expense			(59,219)
Loss on extinguishment of debt			(7,622)
Other financing transaction costs			(6,466)
Defined benefit pension plan expense			(338)
Miscellaneous, net			(1,165)
Income (loss) from operations before income taxes			$(37,187)
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

	Nine Months Ended September 30, 2026
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$1,018,640	$520,922	$1,539,562
Intersegment revenues	12,329	—	12,329
Reportable segments revenues	1,030,969	520,922	1,551,891
Other revenues(a)			12,568
Intersegment eliminations			(12,329)
Total consolidated operating revenues			$1,552,130
Less:(b)
Employee compensation and benefits	304,209	61,269
Programming(c)	369,580	242,082
Other segment items(d)	137,128	112,785
Segment profit for reportable segments	220,052	104,786	$324,838
Other segment loss(a)			(16,994)
Shared services and corporate			(80,087)
Restructuring costs			(55,255)
Depreciation and amortization of intangible assets			(101,739)
Impairment of goodwill and other intangible assets			(1,135,825)
Gains (losses), net on disposal of property and equipment			(422)
Interest expense			(164,864)
Loss on extinguishment of debt			(913)
Defined benefit pension plan expense			(2,200)
Gains (losses) from sale of business			38,881
Miscellaneous, net			(6,506)
Income (loss) from operations before income taxes			$(1,201,086)
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

	Nine Months Ended September 30, 2025
(in thousands)	Local Media	Scripps Networks	Total

Revenues from external customers	$971,414	$604,728	$1,576,142
Intersegment revenues	14,197	—	14,197
Reportable segments revenues	985,611	604,728	1,590,339
Other revenues(a)			14,185
Intersegment eliminations			(14,197)
Total consolidated operating revenues			$1,590,327
Less:(b)
Employee compensation and benefits	314,599	64,949
Programming(c)	393,509	252,105
Other segment items(d)	133,962	114,334
Segment profit for reportable segments	143,541	173,340	$316,881
Other segment loss(a)			(20,982)
Shared services and corporate			(65,778)
Restructuring costs			(7,475)
Depreciation and amortization of intangible assets			(112,866)
Gains (losses), net on disposal of property and equipment			31,922
Interest expense			(161,622)
Loss on extinguishment of debt			(10,594)
Other financing transaction costs			(44,537)
Defined benefit pension plan expense			(1,013)
Miscellaneous, net			(2,692)
Income (loss) from operations before income taxes			$(78,756)
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

Other segment disclosures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Depreciation:
Local Media	$8,255	$9,290	$26,123	$28,211
Scripps Networks	3,578	4,971	11,384	14,767
Total depreciation for reportable segments	11,833	14,261	37,507	42,978
Other	88	53	267	151
Shared services and corporate	375	366	1,094	1,098
Total depreciation	$12,296	$14,680	$38,868	$44,227
Amortization of intangible assets:
Local Media	$7,564	$8,075	$22,633	$24,756
Scripps Networks	10,023	12,977	35,903	38,930
Total amortization of intangible assets for reportable segments	17,587	21,052	58,536	63,686
Other	165	171	500	692
Shared services and corporate	1,283	1,305	3,835	4,261
Total amortization of intangible assets	$19,035	$22,528	$62,871	$68,639
Additions to property and equipment:
Local Media	$7,979	$12,746	$20,999	$24,917
Scripps Networks	2,953	2,017	8,820	3,938
Total additions to property and equipment for reportable segments	10,932	14,763	29,819	28,855
Other	—	—	—	—
Shared services and corporate	678	305	679	709
Total additions to property and equipment	$11,610	$15,068	$30,498	$29,564

A disaggregation of the principal activities from which we generate revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating revenues:
Core advertising	$274,202	$323,436	$865,908	$978,450
Political	82,593	5,549	122,373	11,915
Distribution	181,026	188,267	537,306	572,595
Other	7,040	8,602	26,543	27,367
Total operating revenues	$544,861	$525,854	$1,552,130	$1,590,327

Total assets by segment were as follows :

(in thousands)	As of September 30, 2026	As of December 31, 2025

Assets:
Local Media	$2,157,857	$2,297,873
Scripps Networks	1,280,929	2,567,155
Total assets by reportable segments	3,438,786	4,865,028
Other(a)	31,184	32,759
Shared services and corporate	167,646	110,841
Total assets	$3,637,616	$5,008,628
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
We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2026 or any of the 2025 quarters. At September 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $166 million and the redemption value of the preferred stock totaled $799 million.
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

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) ("AOCI") by component, including items reclassified out of AOCI, were as follows:

	Three Months Ended September 30, 2026
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2026	$(64,315)	$347	$(63,968)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $73(a)	249	(21)	228
Net current-period other comprehensive income (loss)	249	(21)	228
Ending balance, September 30, 2026	$(64,066)	$326	$(63,740)

	Three Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, June 30, 2025	$(74,907)	$(327)	$(75,234)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $12 (a)	26	10	36
Net current-period other comprehensive income (loss)	26	10	36
Ending balance, September 30, 2025	$(74,881)	$(317)	$(75,198)

	Nine Months Ended September 30, 2026
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2025	$(64,812)	$389	$(64,423)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $218(a)	746	(63)	683
Net current-period other comprehensive income (loss)	746	(63)	683
Ending balance, September 30, 2026	$(64,066)	$326	$(63,740)

	Nine Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Items	Other	Total

Beginning balance, December 31, 2024	$(74,957)	$(349)	$(75,306)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI, net of tax of $35(a)	76	32	108
Net current-period other comprehensive income (loss)	76	32	108
Ending balance, September 30, 2025	$(74,881)	$(317)	$(75,198)
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

In February 2026, we notified INYO Broadcast Holdings ("INYO") of our exercise of call options that granted us the right to acquire the assets of some or all of the 23 television stations owned by INYO. Each station is subject to a separate option, so the acquisition of individual station assets may occur at various dates or potentially not occur. In addition to other customary closing conditions, any transaction would be subject to FCC consent and, in certain cases, waiver of FCC ownership rules. We also have the right to withdraw our exercise of any or all of the options at any time prior to closing without any further obligation other than reimbursing INYO for expenses. In June 2026, we withdrew the option exercise for six of the INYO television stations to bring an INYO transaction under the national television ownership cap then in place.

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

On April 7, 2026, we signed a multi-year media rights agreement with the Nashville Predators ("Predators") which began in September 2026 for the 2026-27 National Hockey League season. This new agreement allows us to produce and distribute all local preseason, regular season and first-round playoff Predators games that are not allocated exclusively to national broadcasts. Scripps Sports will also broadcast live pre-game and post-game shows for every locally broadcast Predators game.

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

On May 13, 2026, we announced a new local media television rights agreement with the Detroit Pistons ("Pistons") beginning with the 2026-27 NBA season which began in October 2026. WMYD TV20 Detroit is now the official local broadcast home of the Pistons, producing and airing all locally available pre-season and regular season games. This agreement marks the Pistons' return to a primarily local broadcast television home for the first time since 2005. As part of the partnership, the Pistons and Scripps Sports produces comprehensive game day coverage, including pregame, in game and postgame programming, as well as a weekly, half hour Pistons show.

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

On August 1, 2026, we completed the acquisition of WTVQ, the ABC affiliate in Lexington, Kentucky, for $15.9 million. During the first quarter of 2026, we provided a $5.0 million deposit that was applied against the purchase price at closing. Prior to closing, while federal regulatory and other customary approvals were pending, we received revenue from and paid expenses related to WTVQ's operations through a local programming and marketing agreement.

On September 2, 2026, we announced a multiyear U.S. media rights agreement to broadcast matches of the WTGL, the new women's team golf league, with the inaugural season launching in November 2026.

On September 9, 2026, the Professional Women's Hockey League ("PWHL") and Scripps Sports announced a national broadcast rights agreement for the 2026-27 season. Scripps Sports will produce and televise a featured Saturday "Game of the Week" that will air exclusively in the U.S. on ION. ION also will return as the exclusive U.S. home for the league's Walter Cup Finals, in addition to airing a Walter Cup Playoff series. The agreement includes Scripps' local stations in Detroit and Las Vegas becoming the local broadcast partners for the league's expansion teams in those markets.

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

We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2026 or any of the 2025 quarters. The 9% per annum dividend rate on the preferred shares, which compounds quarterly, will be incurred at that rate for the remaining periods that the preferred shares are outstanding. At September 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $166 million and the redemption value of the preferred stock totaled $799 million. Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Results of Operations
The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our operating segments. Accordingly, you should read the following discussion of our consolidated results of operations in conjunction with the discussion of the operating performance of our operating segments that follows.
Consolidated Results of Operations
Consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Operating revenues	$544,861	3.6%	$525,854	$1,552,130	(2.4)%	$1,590,327
Cost of revenues, excluding depreciation and amortization	(286,356)	(8.0)%	(311,313)	(891,220)	(5.4)%	(942,155)
Selling, general and administrative expenses, excluding depreciation and amortization	(140,241)	2.0%	(137,426)	(433,153)	3.6%	(418,051)
Restructuring costs	(18,771)		(2,718)	(55,255)		(7,475)
Depreciation and amortization of intangible assets	(31,331)		(37,208)	(101,739)		(112,866)
Impairment of goodwill and other intangible assets	—		—	(1,135,825)		—
Gains (losses), net on disposal of property and equipment	(872)		434	(422)		31,922
Operating income (loss)	67,290		37,623	(1,065,484)		141,702
Interest expense	(53,796)		(59,219)	(164,864)		(161,622)
Loss on extinguishment of debt	—		(7,622)	(913)		(10,594)
Other financing transaction costs	—		(6,466)	—		(44,537)
Defined benefit pension plan expense	(733)		(338)	(2,200)		(1,013)
Gains (losses) from sale of business	—		—	38,881		—
Miscellaneous, net	(1,132)		(1,165)	(6,506)		(2,692)
Income (loss) from operations before income taxes	11,629		(37,187)	(1,201,086)		(78,756)
Benefit for income taxes	26,030		4,228	85,705		6,380
Net income (loss)	$37,659		$(32,959)	$(1,115,381)		$(72,376)

Operating revenues increased $19.0 million or 3.6% in the third quarter of 2026 and decreased $38.2 million or 2.4% in the first nine months of 2026 when compared to prior periods. Core advertising revenue decreased $49.2 million and $113 million in the quarter-to-date and year-to-date periods, respectively. Distribution revenue decreased $7.2 million and $35.3 million in the quarter-to-date and year-to-date periods, respectively. These decreases were offset by an increase of $77.0 million and $110 million in political revenue during this election year in the quarter-to-date and year-to-date periods, respectively.

Cost of revenues, which is comprised of programming costs and costs associated with distributing our content, decreased $25.0 million or 8.0% in the third quarter of 2026 and $50.9 million or 5.4% in the first nine months of 2026 when compared to prior periods. Employee compensation costs decreased $6.7 million and $14.6 million in the quarter-to-date and year-to-date periods, respectively, reflecting a year-over-year reduction in employee headcount. Syndicated programming decreased $6.9 million and $19.3 million in the quarter-to-date and year-to-date periods, respectively. Network programming decreased $17.2 million and $32.4 million in the quarter-to-date and year-to-date periods, respectively, mainly due to a decrease in network affiliation fees. These cost decreases were partially offset by an increase in sports rights fees of $7.9 million and $19.4 million in the quarter-to-date and year-to-date periods, respectively.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs and costs related to corporate administrative functions. Selling, general and administrative expenses increased $2.8 million or 2.0% in the third quarter of 2026 and $15.1 million or 3.6% in the first nine months of 2026 when compared to prior periods. Employee compensation costs increased $2.5 million in the third quarter of 2026 and $13.0 million in the first nine months of 2026 when compared to prior periods, primarily attributed to higher medical claims.

Restructuring costs in the third quarter of 2026 and 2025 totaled $18.8 million and $2.7 million, respectively. Year-to-date restructuring costs totaled $55.3 million and $7.5 million in 2026 and 2025, respectively. Restructuring costs in 2026 included $12.1 million in asset losses following strategic programming assessments, employee termination severance charges of $16.6 million, operating lease exit costs of $3.5 million and contract exit costs of $2.7 million. Remaining 2026 restructuring costs consisted of $20.4 million in outside consulting fees associated with the enterprise-wide transformation plan. Restructuring costs in 2025 included severance charges of $4.2 million and operating lease exit costs of $2.1 million. Remaining restructuring costs in 2025 included outside consulting fees related to prior strategic reorganization efforts.

Depreciation and amortization of intangible assets decreased $5.9 million or 16% in the third quarter of 2026 and $11.1 million or 9.9% in the first nine months of 2026 when compared to prior periods.

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

Interest expense decreased $5.4 million in the third quarter of 2026 and increased $3.2 million in the first nine months of 2026 when compared to prior periods. Average outstanding debt balances were lower in the third quarter of 2026 compared to the same period in 2025, decreasing interest expense in the third quarter of 2026 compared to the prior period. Additionally, due to a refinancing transaction that was completed during the third quarter of 2025, we wrote off $1.4 million of deferred financing costs to interest expense in the third quarter 2025. While average outstanding debt balances were lower in the first nine months of 2026 compared to the same period in 2025, higher interest rates contributed to an increase in interest costs incurred on borrowings during the first nine months of 2026 when compared to the prior period.

On April 30, 2026, we made a $30.0 million principal pre-payment on the June 2028 term loan. With this pre-payment, we incurred a $0.9 million loss on extinguishment of debt. As part of a series of refinancing transaction costs that were completed during April and August 2025, we incurred a loss on extinguishment of debt of $7.6 million and $10.6 million for the three and nine months ended September 30, 2025, respectively. Additionally, we incurred non-capitalized transaction costs related to these prior year debt transactions. These costs are reflected in the caption "Other financing transaction costs" and totaled $6.5 million and $44.5 million for the three and nine months ended September 30, 2025, respectively.

During the first quarter of 2026, we closed on the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana. During the second quarter of 2026, we completed the transaction with Gray Media, Inc. to swap television stations across five markets. We recognized $38.9 million of pre-tax gains from these business sales for the nine months ended September 30, 2026.

The effective income tax rate was 7.1% and 8.1% for the nine months ended September 30, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, changes in reserves for uncertain tax positions, excess tax benefits or expense from the exercise and vesting of share-based compensation awards ($1.7 million benefit in 2026 and $2.3 million expense in 2025), state deferred rate changes ($2.7 million expense in 2025) and state NOL valuation allowance changes. Additionally, the 2026 year-to-date income tax provision was impacted by a net discrete tax provision benefit of $23.9 million related to book impairment of tax deductible goodwill recognized in the second quarter of 2026.

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

Information regarding our operating performance and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Segment operating revenues:
Local Media	$372,807	14.5%	$325,456	$1,030,969	4.6%	$985,611
Scripps Networks	172,993	(13.9)%	200,956	520,922	(13.9)%	604,728
Other	3,047	(28.5)%	4,262	12,568	(11.4)%	14,185
Intersegment eliminations	(3,986)	(17.3)%	(4,820)	(12,329)	(13.2)%	(14,197)
Total operating revenues	$544,861	3.6%	$525,854	$1,552,130	(2.4)%	$1,590,327
Segment profit (loss):
Local Media	$117,551		$52,801	$220,052	53.3%	$143,541
Scripps Networks	33,014	(38.1)%	53,299	104,786	(39.5)%	173,340
Other	(6,379)	(16.0)%	(7,598)	(16,994)	(19.0)%	(20,982)
Shared services and corporate	(25,922)	21.2%	(21,387)	(80,087)	21.8%	(65,778)
Restructuring costs	(18,771)		(2,718)	(55,255)		(7,475)
Depreciation and amortization of intangible assets	(31,331)		(37,208)	(101,739)		(112,866)
Impairment of goodwill and other intangible assets	—		—	(1,135,825)		—
Gains (losses), net on disposal of property and equipment	(872)		434	(422)		31,922
Interest expense	(53,796)		(59,219)	(164,864)		(161,622)
Loss on extinguishment of debt	—		(7,622)	(913)		(10,594)
Other financing transaction costs	—		(6,466)	—		(44,537)
Defined benefit pension plan expense	(733)		(338)	(2,200)		(1,013)
Gains (losses) from sale of business	—		—	38,881		—
Miscellaneous, net	(1,132)		(1,165)	(6,506)		(2,692)
Income (loss) from operations before income taxes	$11,629		$(37,187)	$(1,201,086)		$(78,756)

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
Operating results for our Local Media segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Segment operating revenues:
Core advertising	$111,086	(15.6)%	$131,548	$375,526	(6.2)%	$400,223
Political	80,588		5,141	117,669		11,028
Distribution	177,990	(4.2)%	185,768	528,416	(6.6)%	565,572
Other	3,143	4.8%	2,999	9,358	6.5%	8,788
Total operating revenues	372,807	14.5%	325,456	1,030,969	4.6%	985,611
Segment costs and expenses:
Employee compensation and benefits	99,046	(5.8)%	105,115	304,209	(3.3)%	314,599
Programming	110,637	(11.2)%	124,659	369,580	(6.1)%	393,509
Other expenses	45,573	6.3%	42,881	137,128	2.4%	133,962
Total costs and expenses	255,256	(6.4)%	272,655	810,917	(3.7)%	842,070
Segment profit	$117,551		$52,801	$220,052	53.3%	$143,541

Revenues

Total Local Media revenues increased $47.4 million or 15% in the third quarter of 2026 and $45.4 million or 4.6% in the first nine months of 2026 when compared to the prior periods. During this election year, political revenues increased $75.4 million in the third quarter of 2026 and $107 million in the first nine months of 2026 when compared to the prior periods. Core advertising revenue decreased $20.5 million or 16% in the third quarter of 2026 and $24.7 million or 6.2% in the first nine months of 2026 when compared to the prior periods, reflecting displacement from political advertising. Core advertising revenue in the second and third quarters of 2025 also included $6.8 million and $5.3 million, respectively, of revenue from WRTV and WFTX that were sold in the first quarter of 2026. Distribution revenues decreased $7.8 million or 4.2% in the third quarter of 2026 and $37.2 million or 6.6% in the first nine months of 2026 when compared to the prior periods. The service blackout periods during the contract negotiations with Comcast and DirecTV had a $30.9 million negative impact on year-to-date 2026 distribution revenues, of which, $26.7 million was in the second quarter of 2026. Additionally, distribution revenues in the second and third quarters of 2025 included $11.3 million and $10.7 million, respectively, of revenue from WRTV and WFTX that were sold in the first quarter of 2026. Year-over-year distribution revenues were unfavorably impacted by mid-single-digit subscriber declines. These subscriber declines were offset by rate increases, which favorably impacted distribution revenues by 3.2% and 3.8% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $6.1 million or 5.8% in the third quarter of 2026 and $10.4 million or 3.3% in the first nine months of 2026 when compared to prior periods, reflecting a year-over-year reduction in employee headcount.

Programming expense decreased $14.0 million or 11% in the third quarter of 2026 and $23.9 million or 6.1% in the first nine months of 2026 when compared to prior periods. Network affiliation fees decreased $15.9 million and $29.2 million in quarter-to-date and year-to-date periods, respectively. Second and third quarters of 2025 included $8.6 million and $8.1 million, respectively, of programming costs from WRTV and WFTX that were sold in the first quarter of 2026. The decrease in network affiliation fees was partially offset by an increase in sports and other rights fees of $2.4 million and $6.5 million in the quarter-to-date and year-to-date periods, respectively. We entered into sports rights contracts with the Tampa Bay Lightning, which began with the 2025-2026 National Hockey League ("NHL") preseason in September 2025, and the Nashville Predators, which began with the 2026-2027 NHL preseason in September 2026, which drove the increase in sports and other rights fees.

Other expenses increased $2.7 million or 6.3% in the third quarter of 2026 and $3.2 million or 2.4% in the first nine months of 2026 when compared to prior periods. Production costs increased $0.8 million and $2.3 million in the quarter-to-date and year-to-date periods, respectively, primarily driven by the costs associated with airing of games under our sports agreements. Additionally, professional service costs, primarily attributed to political sales activities, increased $1.8 million and $1.9 million in the quarter-to-date and year-to-date periods, respectively.

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
Operating results for our Scripps Networks segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Change	2025	2026	Change	2025

Total operating revenues	$172,993	(13.9)%	$200,956	$520,922	(13.9)%	$604,728
Segment costs and expenses:
Employee compensation and benefits	18,969	(14.2)%	22,120	61,269	(5.7)%	64,949
Programming	83,849	(3.5)%	86,858	242,082	(4.0)%	252,105
Other expenses	37,161	(3.9)%	38,679	112,785	(1.4)%	114,334
Total costs and expenses	139,979	(5.2)%	147,657	416,136	(3.5)%	431,388
Segment profit	$33,014	(38.1)%	$53,299	$104,786	(39.5)%	$173,340

Revenues

Scripps Networks revenues, which are primarily comprised of advertising revenues, decreased $28.0 million or 14% in the third quarter of 2026 and $83.8 million or 14% in the first nine months of 2026 when compared to prior periods. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and the audience impressions delivered. Scripps Networks revenues had a net decrease of $7.4 million in the third quarter of 2026 and $20.3 million in the first nine months of 2026 due to the first quarter sale of Court TV. Lower ratings in our key monetized demographics, magnified by a Nielsen audience measurement methodology change that occurred late in the first quarter of 2026, unfavorably impacted Scripps Networks revenues by 9.5% and 10% in the quarter-to-date and year-to-date periods, respectively. Lower pricing for direct response market advertising unfavorably impacted Scripps Networks revenues by 6.8% in both the quarter-to-date and year-to-date periods. These unfavorable impacts were partially offset by higher connected TV revenue, which increased revenues by 5.4% and 4.2% in the quarter-to-date and year-to-date periods, respectively.

Costs and expenses

Employee compensation and benefits decreased $3.2 million or 14% in the third quarter of 2026 and $3.7 million or 5.7% for the first nine months of 2026 when compared to prior periods, primarily due to the first quarter sale of Court TV. The year-over-year change in employee compensation and benefits was also impacted by higher medical claims and increased insurance premiums during the first quarter 2026.

Programming expense decreased $3.0 million or 3.5% in the third quarter of 2026 and $10.0 million or 4.0% for the first nine months of 2026 when compared to prior periods. Syndicated programming costs decreased $6.2 million and $18.0 million in the quarter-to-date and year-to-date periods, respectively. Carriage affiliation fees decreased $2.2 million and $5.2 million in the quarter-to-date and year-to-date periods, respectively. Other programming costs increased $5.4 million and $12.6 million in the quarter-to-date and year-to-date periods, respectively, driven by an increase in costs attributed to our sports rights agreements.

Other expenses decreased $1.5 million or 3.9% in the third quarter of 2026 and $1.5 million or 1.4% for the first nine months of 2026 when compared to prior periods.

Liquidity and Capital Resources

At September 30, 2026, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027. Additionally, we have an accounts receivable securitization facility, scheduled to terminate on April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed for the securitization facility is limited by our eligible accounts receivable balances.

Our primary source of liquidity is our available cash and borrowing capacity under our revolving credit facilities and securitization facility. Our primary source of cash is generated from our ongoing operations and can be affected by various risk and uncertainties. As of September 30, 2026, we had $83.4 million of cash on hand and $211 million of additional borrowing capacity under our revolving credit facilities and securitization facility. As of September 30, 2026, we had no borrowings outstanding under our credit facilities and we had $274 million outstanding under the securitization facility. Based on our current business plan, we believe our cash flow from operations will provide sufficient liquidity to meet the Company’s operating needs for the next 12 months.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025

Net cash provided by operating activities	$148,868	$7,969
Net cash provided by investing activities	72,760	1,532
Net cash provided by (used in) financing activities	(166,161)	21,312
Increase in cash and cash equivalents	$55,467	$30,813

Cash flows from operating activities

Cash provided by operating activities increased $141 million in 2026 compared to 2025. Changes in accounts receivable, unearned revenue, accounts payable and accrued employee compensation and benefits provided a year-over-year cash benefit to operating activities of $176 million. Changes in accounts receivable and unearned revenue were primarily driven by advertising for political campaigns, which are generally paid in advance. Cash paid on accounts payable balances and for employee compensation and benefits decreased year-over-year primarily as a result of the cost-savings initiatives implemented with the enterprise-wide transformation plan. Cash provided by operating activities was also impacted by a year-over-year increase in cash interest paid of $33.9 million and a year-over-year decrease in segment profit of $2.4 million.

Cash flows from investing activities

Cash provided by investing activities was $72.8 million in 2026 compared to $1.5 million in 2025. Investing activities in 2026 include $127 million in net cash proceeds received from the sales of Court TV, our local broadcast station, WFTX, in Fort Myers, Florida, and our local broadcast station, WRTV, in Indianapolis, Indiana, which all closed in the first quarter of 2026. Investing activities in 2026 also reflect $31.8 million in capital expenditures, $15.9 million for the purchase of WTVQ, the ABC affiliate in Lexington, Kentucky, and $6.9 million in cash used for investment purchases. Investing activities in 2025 reflect $40.0 million of cash proceeds from the sale of our West Palm television station building, $32.7 million in capital expenditures and $6.9 million in cash used for investment purchases.

Cash flows from financing activities

Cash used in financing activities was $166 million in 2026 compared to cash provided by financing activities of $21.3 million in 2025. As of September 30, 2026, we had no borrowings outstanding under our revolving credit facilities. During the first nine months of 2026, we had net payments of $87.2 million under our accounts receivable securitization facility, made principal pre-payments of $60.6 million on our term loans and paid $8.4 million in deferred financing costs. During the first nine months of 2025, we had $1.6 billion of proceeds from the issuance of new long-term debt while we made payments on long-term debt of $1.9 billion, which included $1.3 billion to pay down our May 2026 and January 2028 term loans, $426 million to redeem our outstanding principal amount of our 2027 Senior Notes and a $205 million pre-payment on our June 2028 term loan. We had net proceeds of $360 million under our accounts receivable securitization facility at September 30, 2025. In connection with the refinancing transactions during the first nine months of 2025, we paid $63.3 million in deferred financing costs and $6.7 million in debt extinguishment costs.

Debt

Under the terms of our amended credit agreement, we have a revolving credit facility with commitments of up to $200 million, maturing on July 7, 2029, and a non-extended revolving credit facility with commitments of up to $8.0 million, maturing on July 7, 2027. As of September 30, 2026, we had no outstanding borrowings under our credit facilities. In connection with the credit agreement, we have an outstanding balance of $558 million on our term loans as of September 30, 2026. We do not have any annual required principal payments on these term loans for the next 12 months.

On April 10, 2025, we entered into a three-year accounts receivable securitization facility, scheduled to terminate April 10, 2028, with aggregate commitments of up to $450 million. The maximum availability allowed is limited by our eligible accounts receivable balances, as defined under the terms of the securitization facility. As of September 30, 2026, we had $274 million outstanding under the securitization facility, with a maximum availability allowed of $286 million.

As of September 30, 2026, we have $1.7 billion of senior notes outstanding. Senior secured notes have a total outstanding principal balance of $1.3 billion. The senior secured notes that mature on January 15, 2029 bear interest at a rate of 3.875% per annum and the senior secured notes that mature on August 15, 2030 bear interest at a rate of 9.875% per annum. Senior unsecured notes totaling $392 million mature on January 15, 2031 and bear interest at a rate of 5.375% per annum.

Debt Covenants

Our notes do not have maintenance covenants. The credit agreement contains covenants to comply with a maximum first lien net leverage ratio. For the revolving credit facilities, we must comply with a maximum first lien net leverage ratio of 3.50 to 1.0 through September 30, 2026, at which point it stepped down to 3.25 times for the fiscal quarter ended December 31, 2026, and thereafter. As of September 30, 2026, we were in compliance with our financial covenants.

Equity

On January 7, 2021 we issued 6,000 shares of series A preferred stock, having a face value of $100,000 per share. The preferred shares are perpetual and will be redeemable at the option of the Company beginning on the fifth anniversary of issuance, and redeemable at the option of the holders in the event of a Change of Control (as defined in the terms of the preferred shares), in each case at a redemption price of 105% of the face value, plus accrued and unpaid dividends (whether or not declared). We did not declare or provide payment for the preferred stock dividend in any of the three quarters of 2026 or any of the 2025 quarters. At September 30, 2026, aggregated undeclared and unpaid cumulative dividends totaled $166 million and the redemption value of the preferred stock totaled $799 million. In connection with the issuance of the preferred shares, Berkshire Hathaway also received a warrant to purchase up to 23.1 million Class A shares, at an exercise price of $13 per share.

Under the terms of the preferred shares, we are prohibited from paying dividends on and repurchasing our common shares until all preferred shares are redeemed.

Other
During the remainder of 2026, we anticipate contributing an additional $0.5 million to fund the SERPs' benefit payments. We are required to contribute an additional $1.5 million to fund our qualified defined benefit pension plan in order to meet our 2026 funding requirements under the provision of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

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
We are subject to interest rate risk associated with our credit agreement, as borrowings bear interest at the secured overnight financing rate ("SOFR") plus respective fixed margin spreads or spreads determined relative to our Company’s leverage ratio. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. A 100 basis point increase in SOFR would increase annual interest expense on our variable rate borrowings by approximately $8.3 million.
The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2026		As of December 31, 2025
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
Accounts receivable securitization facility	$273,900	$273,900	$361,100	$361,100
Revolving credit facilities	—	—	—	—
Senior secured notes, due in January 2029	523,356	469,712	523,356	481,488
Senior secured notes, due in August 2030	750,000	623,550	750,000	746,250
Senior unsecured notes, due in January 2031	392,071	196,035	392,071	294,053
Term loan, due in June 2028	240,966	240,364	281,126	282,531
Term loan, due in November 2029	317,164	300,926	337,603	322,411
Long-term debt, including current portion	$2,497,457	$2,104,487	$2,645,256	$2,487,833

Financial instruments subject to market value risk:
Investments held at cost	$6,459	(a)	$6,456	(a)

(a) Includes securities that do not trade in public markets, thus the securities do not have readily determinable fair values. We estimate the fair values of these investments approximate their carrying values at September 30, 2026 and December 31, 2025.

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